Form 10-Q
period 2015-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2015-06-30
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2015
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
Yes  ☐    No  ☒
The Registrant had 26,524,472 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 25, 2015.

SCHNITZER STEEL INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2015	August 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,929	$25,672
Accounts receivable, net of allowance for doubtful accounts of $2,644 and $2,720	117,311	189,359
Inventories	197,008	216,172
Deferred income taxes	6,804	6,865
Refundable income taxes	11,824	1,756
Prepaid expenses and other current assets	20,461	24,108
Total current assets	362,337	463,932
Property, plant and equipment, net of accumulated depreciation of $678,687 and $659,872	432,309	523,433
Investments in joint venture partnerships	15,232	14,624
Goodwill	176,804	325,903
Intangibles, net of accumulated amortization of $6,655 and $15,612	6,794	9,835
Other assets	16,823	17,483
Total assets	$1,010,299	$1,355,210
Liabilities and Equity
Current liabilities:
Short-term borrowings	$637	$523
Accounts payable	67,889	103,453
Accrued payroll and related liabilities	20,039	32,127
Environmental liabilities	455	1,062
Accrued income taxes	—	3,202
Other accrued liabilities	38,465	36,903
Total current liabilities	127,485	177,270
Deferred income taxes	21,767	22,746
Long-term debt, net of current maturities	262,746	318,842
Environmental liabilities, net of current portion	46,871	47,287
Other long-term liabilities	15,116	13,088
Total liabilities	473,985	579,233
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,480 and 26,384 shares issued and outstanding	26,480	26,384
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 306 shares issued and outstanding	306	306
Additional paid-in capital	24,601	19,164
Retained earnings	514,416	737,571
Accumulated other comprehensive loss	(33,737)	(12,641)
Total SSI shareholders’ equity	532,066	770,784
Noncontrolling interests	4,248	5,193
Total equity	536,314	775,977
Total liabilities and equity	$1,010,299	$1,355,210
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenues	$467,309	$635,473	$1,458,382	$1,845,163
Operating expense:
Cost of goods sold	424,312	584,420	1,338,976	1,693,565
Selling, general and administrative	39,798	45,309	126,696	136,831
Income from joint ventures	(40)	(147)	(1,148)	(924)
Goodwill impairment charge	—	—	141,021	—
Other asset impairment charges	1,281	532	45,119	1,460
Restructuring charges and other exit-related costs	5,978	2,762	11,964	6,444
Operating income (loss)	(4,020)	2,597	(204,246)	7,787
Interest expense	(2,375)	(2,529)	(7,044)	(7,944)
Other income, net	84	492	3,011	604
Income (loss) from continuing operations before income taxes	(6,311)	560	(208,279)	447
Income tax (expense) benefit	(1,396)	3,894	8,171	3,266
Income (loss) from continuing operations	(7,707)	4,454	(200,108)	3,713
Loss from discontinued operations, net of tax	(1,234)	(330)	(6,314)	(2,315)
Net income (loss)	(8,941)	4,124	(206,422)	1,398
Net income attributable to noncontrolling interests	(687)	(1,014)	(1,318)	(2,726)
Net income (loss) attributable to SSI	$(9,628)	$3,110	$(207,740)	$(1,328)

Net income (loss) per share attributable to SSI:
Basic:
Income (loss) per share from continuing operations attributable to SSI	$(0.31)	$0.13	$(7.46)	$0.04
Loss per share from discontinued operations attributable to SSI	(0.05)	(0.01)	(0.23)	(0.09)
Net income (loss) per share attributable to SSI	$(0.36)	$0.12	$(7.69)	$(0.05)
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$(0.31)	$0.13	$(7.46)	$0.04
Loss per share from discontinued operations attributable to SSI	(0.05)	(0.01)	(0.23)	(0.09)
Net income (loss) per share attributable to SSI	$(0.36)	$0.12	$(7.69)	$(0.05)
Weighted average number of common shares:
Basic	27,043	26,853	27,003	26,811
Diluted	27,043	27,017	27,003	26,811
Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income (loss)	$(8,941)	$4,124	$(206,422)	$1,398
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	250	2,620	(19,623)	(3,959)
Cash flow hedges, net	1,860	412	(1,833)	304
Pension obligations, net	301	45	360	134
Total other comprehensive income (loss), net of tax	2,411	3,077	(21,096)	(3,521)
Comprehensive income (loss)	(6,530)	7,201	(227,518)	(2,123)
Less net income attributable to noncontrolling interests	(687)	(1,014)	(1,318)	(2,726)
Comprehensive income (loss) attributable to SSI	$(7,217)	$6,187	$(228,836)	$(4,849)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(206,422)	$1,398
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Goodwill impairment charge	141,021	—
Other asset impairment charges	45,119	1,460
Other exit-related asset impairments and accelerated depreciation	6,502	566
Depreciation and amortization	52,420	60,114
Inventory write-down	3,031	—
Deferred income taxes	(764)	1,447
Undistributed equity in earnings of joint ventures	(1,148)	(924)
Share-based compensation expense	7,596	10,257
Excess tax benefit from share-based payment arrangements	(94)	(54)
Gain on disposal of assets	(1,752)	(916)
Unrealized foreign exchange gain (loss), net	(1,623)	409
Bad debt (recoveries) expense, net	(112)	399
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	60,639	(16,849)
Inventories	25,833	18,107
Income taxes	(14,095)	(6,678)
Prepaid expenses and other current assets	2,844	(2,418)
Intangibles and other long-term assets	560	590
Accounts payable	(29,405)	2,245
Accrued payroll and related liabilities	(11,834)	(47)
Other accrued liabilities	(558)	2,609
Environmental liabilities	(348)	(332)
Other long-term liabilities	1,481	(22)
Distributed equity in earnings of joint ventures	525	1,240
Net cash provided by operating activities	79,416	72,601
Cash flows from investing activities:
Capital expenditures	(23,433)	(29,100)
Joint venture payments, net	1	(3,711)
Proceeds from sale of assets	2,403	1,822
Acquisitions, net of cash acquired	(150)	(2,160)
Net cash used in investing activities	(21,179)	(33,149)
Cash flows from financing activities:
Proceeds from line of credit	189,000	327,000
Repayment of line of credit	(189,000)	(335,500)
Borrowings from long-term debt	114,099	259,323
Repayment of long-term debt	(169,511)	(257,535)
Taxes paid related to net share settlement of share-based payment arrangements	(1,360)	(676)
Excess tax benefit from share-based payment arrangements	94	54
Stock options exercised	—	240
Distributions to noncontrolling interest	(2,263)	(1,794)
Contingent consideration paid relating to business acquisitions	(759)	—
Dividends paid	(15,110)	(14,976)
Net cash used in financing activities	(74,810)	(23,864)
Effect of exchange rate changes on cash	(170)	293
Net increase (decrease) in cash and cash equivalents	(16,743)	15,881
Cash and cash equivalents as of beginning of period	25,672	13,481
Cash and cash equivalents as of end of period	$8,929	$29,362

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The results for the three and nine months ended May 31, 2015 and 2014 are not necessarily indicative of the results of operations for the entire fiscal year.
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
Discontinued Operations
The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. See Note 10 - Discontinued Operations for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $19 million and $35 million as of May 31, 2015 and August 31, 2014, respectively.
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
As of May 31, 2015 and August 31, 2014, the Company reported $2 million and $3 million of assets held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. See the Other Asset Impairment Charges section of this Note below for tabular presentation of impairment charges recorded by the Company during the three and nine months ended May 31, 2015 and 2014 for the initial and subsequent write-down of certain equipment held for sale to its fair value less cost to sell. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets
The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined primarily using the cost and market approaches.
During fiscal 2015, the Company recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations. These charges are reported in the Unaudited Condensed Consolidated Statements of Operations within other asset impairment charges or discontinued operations, if related to a component of the Company qualifying for discontinued operations reporting. Impairment charges on long-lived assets were as follows for the three and nine months ended May 31, 2015 (in thousands):

	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2015
Other asset impairment charges:
MRB	$132	$41,676
Discontinued operations	—	2,666
Total long-lived asset impairment charges	$132	$44,342
The Company did not record impairment charges on long-lived tangible and intangible assets during the three and nine months ended May 31, 2014.
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
Other Asset Impairment Charges
The following impairment charges were recorded within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2015 and 2014 (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Long-lived assets	$132	$—	$41,676	$—
Assets held for sale	1,009	—	2,558	928
Other	140	532	885	532
Total	$1,281	$532	$45,119	$1,460
Derivative Financial Instruments
The Company records derivative instruments in prepaid expenses and other current assets or other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets at fair value, and changes in the fair value are either recognized in other comprehensive income (loss) in the Unaudited Condensed Consolidated Statements of Comprehensive Loss or net income (loss) in the Unaudited Condensed Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge and, if designated as a hedge, the extent to which the hedge is effective. Amounts included in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are impacted by the hedged items, in the period that the hedged transaction is deemed no longer likely to occur, or in the period that the derivative is terminated. For cash flow hedges, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. To the extent the hedge is determined to be ineffective, the ineffective portion is immediately recognized in earnings. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward commodity prices or foreign currency exchange rates, related volatility, counterparty creditworthiness and duration of the contracts. Cash flows from derivatives are recognized in the Unaudited Condensed Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions. See Note 12 - Derivative Financial Instruments for further detail.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2015. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $48 million and $74 million of open letters of credit relating to accounts receivable as of May 31, 2015 and August 31, 2014, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
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
Restructuring Charges
Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. Restructuring charges that directly involve a discontinued operation are included in the results of discontinued operations in all periods presented. See Note 7 - Restructuring Charges and Other Exit-Related Costs for further detail.

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
In April 2015, an accounting standard update was issued that amends the requirements for presenting debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year, and is to be applied retrospectively to each prior reporting period presented. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In April 2015, an accounting standard update was issued that clarifies the accounting for cloud computing arrangements that include software licenses. The guidance requires that a cloud computing arrangement that includes a software license be accounted for in the same manner as the acquisition of other software licenses. If the cloud computing arrangement does not include a software

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

license, then it should be accounted for as a service contract. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
Note 3 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2015	August 31, 2014
Processed and unprocessed scrap metal	$90,852	$106,877
Semi-finished goods (billets)	8,884	12,920
Finished goods	57,417	59,039
Supplies	39,855	37,336
Total inventories	$197,008	$216,172

Note 4 - Goodwill

The Company tests the goodwill of each of its reporting units annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. In the second quarter of fiscal 2015, management identified the combination of a significant further weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which negatively impacted volumes, the planned idling or closure of certain production facilities and retail stores, the Company’s recent financial performance and a decline in the Company’s market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units. In connection with the interim impairment test performed in the second quarter of fiscal 2015, the Company used a measurement date of February 1, 2015. There were no triggering events identified during the third quarter of fiscal 2015 requiring an interim goodwill impairment test.

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

The gross changes in the carrying amount of goodwill by reporting segment for the nine months ended May 31, 2015 were as follows (in thousands):

	Metals Recycling Business	Auto Parts Business	Total
Balance as of August 31, 2014	$146,108	$179,795	$325,903
Acquisitions	—	201	201
Foreign currency translation adjustment	(5,087)	(3,192)	(8,279)
Goodwill impairment charge	(141,021)	—	(141,021)
Balance as of May 31, 2015	$—	$176,804	$176,804

Accumulated goodwill impairment charges were $462 million and $321 million as of May 31, 2015 and August 31, 2014, respectively.

Note 5 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires April 1, 2016. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this credit line as of May 31, 2015 and August 31, 2014. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge ratio and a maximum leverage ratio.

Note 6 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2015 were as follows (in thousands):

Reporting Segment	Balance as of August 31, 2014	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2015	Short-Term	Long-Term
Metals Recycling Business	$30,139	$278	$(1,097)	$29,320	$163	$29,157
Auto Parts Business	17,822	233	(349)	17,706	242	17,464
Corporate	388	—	(88)	300	50	250
Total	$48,349	$511	$(1,534)	$47,326	$455	$46,871

Metals Recycling Business (“MRB”)
As of May 31, 2015, MRB had environmental liabilities of $29 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

Other MRB Sites
As of May 31, 2015, the Company had environmental liabilities related to various MRB sites other than Portland Harbor of $28 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Auto Parts Business (“APB”)
As of May 31, 2015, the Company had environmental liabilities related to various APB sites of $18 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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

SMB had no environmental liabilities as of May 31, 2015.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended May 31, 2015				Three Months Ended May 31, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(5)	$—	$4,040	$4,035	$(31)	$2,192	$2,161
Contract termination costs	26	—	1,610	1,636	107	494	601
Other restructuring costs	—	—	1,609	1,609	—	—	—
Total restructuring charges	21	—	7,259	7,280	76	2,686	2,762
Other exit-related costs:
Asset impairments and accelerated depreciation	—	—	150	150	—	—	—
Total other exit-related costs	—	—	150	150	—	—	—
Total restructuring charges and other exit-related costs	$21	$—	$7,409	$7,430	$76	$2,686	$2,762

Restructuring charges and other exit-related costs included in continuing operations				$5,978			$2,762
Restructuring charges and other exit-related costs included in discontinued operations				$1,452			$—

	Nine Months Ended May 31, 2015				Nine Months Ended May 31, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(35)	$428	$4,580	$4,973	$(44)	$4,450	$4,406
Contract termination costs	335	—	1,689	2,024	675	523	1,198
Other restructuring costs	—	1,223	1,702	2,925	—	410	410
Total restructuring charges	300	1,651	7,971	9,922	631	5,383	6,014
Other exit-related costs:
Asset impairments and accelerated depreciation	—	—	6,502	6,502	—	566	566
Total other exit-related costs	—	—	6,502	6,502	—	566	566
Total restructuring charges and other exit-related costs	$300	$1,651	$14,473	$16,424	$631	$5,949	$6,580

Restructuring charges and other exit-related costs included in continuing operations				$11,964			$6,444
Restructuring charges and other exit-related costs included in discontinued operations				$4,460			$136

	Total Charges
	Q4'12 Plan	Q1’14 Plan	Q1'15 Plan	Q2'15 Plan	Total
Total restructuring charges to date	$13,549	$6,070	$1,651	$7,971	$29,241
Total expected restructuring charges	$13,549	$6,100	$1,651	$10,400	$31,700

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following illustrates the reconciliation of the restructuring liability by major type of costs for the nine months ended May 31, 2015 (in thousands):

	All Other Plans				Q2’15 Plan				All Plans
	Balance 8/31/2014	Charges	Payments and Other	Balance 5/31/2015	Balance 8/31/2014	Charges	Payments and Other	Balance 5/31/2015	Total Charges to Date	Total Expected Charges
Severance costs	$669	$393	$(1,060)	$2	$—	$4,580	$(2,202)	$2,378	$14,764	$16,400
Contract termination costs	1,489	335	(1,216)	608	—	1,689	—	1,689	7,077	7,200
Other restructuring costs	—	1,223	(1,223)	—	—	1,702	(1,248)	454	7,400	8,100
Total	$2,158	$1,951	$(3,499)	$610	$—	$7,971	$(3,450)	$4,521	$29,241	$31,700

Due to the immateriality of the activity and liability balances for each of the Q4'12 Plan, Q1'14 Plan and Q1'15 Plan, the reconciliation of the restructuring liability is provided in aggregate.

The amounts of restructuring charges and other exit-related costs relating to each segment and discontinued operations were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,		Total Charges to Date	Total Expected Charges
	2015	2014	2015	2014
Restructuring charges:
Metals Recycling Business	$2,907	$1,818	$3,484	$3,969	$12,163	$12,550
Auto Parts Business	1,110	466	2,776	826	4,305	5,250
Unallocated (Corporate)	1,811	478	1,868	1,083	10,979	12,000
Discontinued operations	1,452	—	1,794	136	1,794	1,900
Total restructuring charges	7,280	2,762	9,922	6,014	29,241	31,700
Other exit-related costs:
Metals Recycling Business	150	—	3,385	566	3,951
Auto Parts Business	—	—	451	—	451
Discontinued operations	—	—	2,666	—	2,666
Total other exit-related costs	150	—	6,502	566	7,068
Total restructuring charges and other exit-related costs	$7,430	$2,762	$16,424	$6,580	$36,309
The Company does not allocate restructuring charges and other exit-related costs to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity

The following is a summary of the changes in equity for the nine months ended May 31, 2015 and 2014 (in thousands):

	Fiscal 2015			Fiscal 2014
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$770,784	$5,193	$775,977	$776,558	$4,641	$781,199
Net income (loss)	(207,740)	1,318	(206,422)	(1,328)	2,726	1,398
Other comprehensive loss, net of tax	(21,096)	—	(21,096)	(3,521)	—	(3,521)
Distributions to noncontrolling interests	—	(2,263)	(2,263)	—	(1,794)	(1,794)
Restricted stock withheld for taxes	(1,360)	—	(1,360)	(676)	—	(676)
Stock options exercised	—	—	—	240	—	240
Share-based compensation	7,596	—	7,596	10,257	—	10,257
Excess tax deficiency from stock options exercised and restricted stock units vested	(703)	—	(703)	(692)	—	(692)
Dividends	(15,415)	—	(15,415)	(15,185)	—	(15,185)
Balance - May 31 (End of period)	$532,066	$4,248	$536,314	$765,653	$5,573	$771,226

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended May 31, 2015				Three Months Ended May 31, 2014
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - February 28 (Beginning of period)	$(30,536)	$(1,977)	$(3,635)	$(36,148)	$(13,002)	$(2,728)	$(229)	$(15,959)
Other comprehensive income before reclassifications	250	—	215	465	2,620	—	511	3,131
Income tax expense	—	—	—	—	—	—	(128)	(128)
Other comprehensive income before reclassifications, net of tax	250	—	215	465	2,620	—	383	3,003
Amounts reclassified from accumulated other comprehensive loss	—	473	1,645	2,118	—	71	37	108
Income tax benefit	—	(172)	—	(172)	—	(26)	(8)	(34)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	301	1,645	1,946	—	45	29	74
Net periodic other comprehensive income	250	301	1,860	2,411	2,620	45	412	3,077
Balances - May 31 (End of period)	$(30,286)	$(1,676)	$(1,775)	$(33,737)	$(10,382)	$(2,683)	$183	$(12,882)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended May 31, 2015				Nine Months Ended May 31, 2014
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(10,663)	$(2,036)	$58	$(12,641)	$(6,423)	$(2,817)	$(121)	$(9,361)
Other comprehensive loss before reclassifications	(19,623)	—	(4,921)	(24,544)	(3,959)	—	205	(3,754)
Income tax benefit (expense)	—	—	428	428	—	—	(51)	(51)
Other comprehensive income (loss) before reclassifications, net of tax	(19,623)	—	(4,493)	(24,116)	(3,959)	—	154	(3,805)
Amounts reclassified from accumulated other comprehensive loss	—	560	2,999	3,559	—	211	135	346
Income tax (benefit) expense	—	(200)	(339)	(539)	—	(77)	15	(62)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	360	2,660	3,020	—	134	150	284
Net periodic other comprehensive income (loss)	(19,623)	360	(1,833)	(21,096)	(3,959)	134	304	(3,521)
Balances - May 31 (End of period)	$(30,286)	$(1,676)	$(1,775)	$(33,737)	$(10,382)	$(2,683)	$183	$(12,882)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations.

Note 10 - Discontinued Operations

In the third quarter of fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the APB reporting segment. Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenues	$1,440	$3,994	$8,210	$11,896
Loss from discontinued operations before income taxes	(1,812)	(940)	(7,070)	(3,353)
Income tax benefit	578	610	756	1,038
Loss from discontinued operations, net of tax	$(1,234)	$(330)	$(6,314)	$(2,315)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value as of May 31, 2015 and August 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company and the type of measurement.

(in thousands)	Assets (Liabilities) at Fair Value		Fair Value Measurement Level	Type of Measurement	Balance Sheet Classification
	May 31, 2015	August 31, 2014
Assets:
Foreign currency exchange forward contracts	$52	$202	Level 2	Recurring	Prepaid expenses and other current assets
Total assets	$52	$202
Liabilities:
Contract termination costs	$(1,582)	$—	Level 3	Non-recurring	Other accrued liabilities Other long-term liabilities
Foreign currency exchange forward contracts	(2,001)	(46)	Level 2	Recurring	Other accrued liabilities
Total liabilities	$(3,583)	$(46)

Note 12 - Derivative Financial Instruments

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
As of May 31, 2015, the Company had foreign currency exchange forward contracts with external counterparties to buy Canadian Dollars for a total notional amount of $20 million, which have various settlement dates through September 30, 2015, and foreign currency exchange forward contracts with external counterparties to sell Canadian Dollars for a total notional amount of $3 million, all of which have a settlement date of June 30, 2015. The contracts with external counterparties are reported at fair value in the Unaudited Condensed Consolidated Balance Sheets measured using quoted foreign currency exchange rates.

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheets is as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	May 31, 2015	August 31, 2014
Foreign currency exchange forward contracts	Prepaid expenses and other current assets	$52	$202
Foreign currency exchange forward contracts	Other accrued liabilities	$(2,001)	$(46)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of foreign currency exchange derivatives are comprised of the following (in thousands):

	Derivative Gain (Loss) Recognized
	Three Months Ended May 31, 2015			Three Months Ended May 31, 2014
	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$215	$(1,645)	$27	$511	$37	$314
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(143)	$—	$—	$(171)

	Derivative Gain (Loss) Recognized
	Nine Months Ended May 31, 2015			Nine Months Ended May 31, 2014
	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net	Other Comprehensive Income (Loss)	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(4,921)	$(2,999)	$202	$205	$37	$314
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(265)	$—	$—	$(171)

There was no hedge ineffectiveness with respect to the forward currency exchange cash flow hedges for the three and nine months ended May 31, 2015 and 2014.

Note 13 - Share-Based Compensation

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

The effective tax rate for the Company’s continuing operations for each of the three and nine months ended May 31, 2015 was an expense of 22.1% and a benefit of 3.9%, compared to a benefit of 695.4% and 730.6%, respectively, for the three and nine months ended May 31, 2014.

A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015(1)	2014	2015(1)	2014
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	4.7	(8.3)	1.2	(48.1)
Foreign income taxed at different rates	(0.5)	(77.6)	(7.4)	(12.9)
Non-deductible officers’ compensation	(0.6)	(2.4)	(0.2)	2.3
Noncontrolling interests	(0.8)	8.3	0.4	(9.5)
Research and development credits	7.4	—	0.3	—
Fixed asset tax basis adjustment	—	(406.0)	—	(513.5)
Tax return to provision adjustment	(6.5)	(32.6)	(0.2)	(40.8)
Valuation allowance on deferred tax assets	(54.3)	(195.7)	(21.5)	(158.0)
Non-deductible goodwill	(5.0)	—	(2.8)	—
Unrecognized tax benefits	(4.0)	(16.7)	(0.6)	14.9
Other non-deductible expenses	2.7	(1.7)	(0.4)	1.8
Other	(0.2)	2.3	0.1	(1.8)
Effective tax rate	(22.1)%	(695.4)%	3.9%	(730.6)%
_____________________________

(1)
For periods with reported pre-tax losses, the effect of reconciling items with positive signs is tax benefit in excess of the benefit calculated by applying the federal statutory rate to the pre-tax loss.

The effective tax rates for the third quarter and first nine months of fiscal 2015 were impacted primarily by the recognition of valuation allowances of $4 million and $46 million, respectively, on projected tax benefits in domestic and foreign taxing jurisdictions. The deferred tax assets for which a valuation allowance was recorded were related primarily to deductible temporary differences created in the first nine months of fiscal 2015 by goodwill and other asset impairment charges.

The Company has valuation allowances on substantially all of its deferred tax assets as of May 31, 2015. The valuation allowance was recognized as a result of negative evidence, including recent losses, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefits will not be realized. Realization of deferred tax assets is dependent upon the Company generating a consistent trend of profitability to objectively forecast sufficient taxable income in domestic and foreign tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(7,707)	$4,454	$(200,108)	$3,713
Net income attributable to noncontrolling interests	(687)	(1,014)	(1,318)	(2,726)
Income (loss) from continuing operations attributable to SSI	(8,394)	3,440	(201,426)	987
Loss from discontinued operations, net of tax	(1,234)	(330)	(6,314)	(2,315)
Net income (loss) attributable to SSI	$(9,628)	$3,110	$(207,740)	$(1,328)
Computation of shares:
Weighted average common shares outstanding, basic	27,043	26,853	27,003	26,811
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	164	—	—
Weighted average common shares outstanding, diluted	27,043	27,017	27,003	26,811

Common stock equivalent shares of 1,362,408 were considered antidilutive and were excluded from the calculation of diluted net loss per share for each of the three and nine months ended May 31, 2015, compared to the 501,511 and 1,184,755 common stock equivalent shares for the three and nine months ended May 31, 2014.

Note 16 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $8 million for the three months ended May 31, 2015 and 2014, respectively, and $17 million and $22 million for the nine months ended May 31, 2015 and 2014, respectively. Net advances to these joint ventures were zero and $2 million for the three months ended May 31, 2015 and 2014, respectively, and zero and $4 million for the nine months ended May 31, 2015 and 2014. Amounts receivable from joint venture partners were zero and $1 million as of May 31, 2015 and August 31, 2014, respectively.

Thomas D. Klauer, Jr., who had been President of the Company’s Auto Parts Business prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million through the date of his retirement in January 2015, and $1 million and $2 million for the three and nine months ended May 31, 2014, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2020 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million through the date of his retirement in January 2015, and less than $1 million for each of the three and nine months ended May 31, 2014.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit all three segments. In addition, the Company does not allocate restructuring charges and other exit-related costs to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

The table below illustrates the Company’s operating results from continuing operations by reporting segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenues:
Metals Recycling Business:
Revenues	$363,041	$516,841	$1,159,861	$1,542,840
Less: Intersegment revenues	(37,899)	(43,519)	(137,909)	(138,410)
MRB external customer revenues	325,142	473,322	1,021,952	1,404,430
Auto Parts Business:
Revenues	60,291	79,602	203,577	227,695
Less: Intersegment revenues	(13,063)	(19,490)	(50,431)	(58,580)
APB external customer revenues	47,228	60,112	153,146	169,115
Steel Manufacturing Business:
Revenues	94,939	102,039	283,284	271,618
Total revenues	$467,309	$635,473	$1,458,382	$1,845,163

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Metals Recycling Business	$1,017	$3,736	$(183,740)	$14,932
Auto Parts Business	3,145	7,702	3,812	19,981
Steel Manufacturing Business	4,343	4,594	14,350	9,912
Segment operating income (loss)	8,505	16,032	(165,578)	44,825
Restructuring charges and other exit-related costs	(5,978)	(2,762)	(11,964)	(6,444)
Corporate and eliminations	(6,547)	(10,673)	(26,704)	(30,594)
Operating income (loss)	(4,020)	2,597	(204,246)	7,787
Interest expense	(2,375)	(2,529)	(7,044)	(7,944)
Other income, net	84	492	3,011	604
Income (loss) from continuing operations before income taxes	$(6,311)	$560	$(208,279)	$447

The following is a summary of the Company’s total assets by reporting segment (in thousands):

	May 31, 2015	August 31, 2014
Metals Recycling Business(1)	$1,132,078	$1,343,771
Auto Parts Business	354,510	361,411
Steel Manufacturing Business	363,254	350,344
Total segment assets	1,849,842	2,055,526
Corporate and eliminations	(839,543)	(700,316)
Total assets	$1,010,299	$1,355,210
_____________________________

(1)	MRB total assets include $15 million as of May 31, 2015 and August 31, 2014, for investments in joint venture partnerships.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2015 and 2014. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2014 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
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
We operate in three reporting segments: the Metals Recycling Business (“MRB”) and the Auto Parts Business (“APB”), which collectively provide an end-of-life cycle solution for a variety of metal products and materials, and the Steel Manufacturing Business (“SMB”), which through our integrated business platform processes recycled metals into finished steel products. We use operating income to measure our segments’ performance. Restructuring charges and other exit-related costs are not allocated to segment operating income because we do not include this information in our measurement of the segments’ performance. Corporate expense consists primarily of unallocated expense for management and administrative services that benefit all three reporting segments. As a result of this unallocated expense, the operating income of each reporting segment does not reflect the operating income the reporting segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented. For further information regarding our reporting segments, see Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
In the third quarter of fiscal 2015, we announced our intention to modify our internal organizational and reporting structure to combine the MRB and APB businesses. This change in organizational structure is intended to further optimize the efficiencies in our operating platform, enable additional synergies to be captured throughout our supply chain and global sales channel and more effectively leverage our shared services platform. This change is expected to take place starting in the fourth quarter of fiscal 2015 and result in a single operating and reporting segment for our auto and metals recycling businesses.
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

Executive Overview of Financial Results for the Third Quarter of Fiscal 2015

We generated consolidated revenues of $467 million in the third quarter of fiscal 2015, a decrease of 26% from the $635 million of consolidated revenues in the third quarter of fiscal 2014. Consolidated revenues decreased primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal and reduced sales volumes compared to the prior year period. These decreases were driven by softer global steel markets due to overproduction, a strong U.S. currency during the period, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end-markets to which we sell. After experiencing a sharp decline in net selling prices for ferrous scrap metal in the first half of fiscal 2015, net selling prices for ferrous scrap metal stabilized during the third quarter compared to the levels reached at the end of the second quarter.
Consolidated operating loss was $4 million in the third quarter of fiscal 2015, compared to consolidated operating income of $3 million in the third quarter of fiscal 2014. Adjusted consolidated operating income in the third quarter of fiscal 2015, which excludes the impact of other asset impairment charges and restructuring and other exit-related costs, was $3 million, compared to adjusted consolidated operating income of $6 million in the third quarter of fiscal 2014 (see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). Operating results in the third quarter of fiscal 2015 were negatively impacted by the residual effect of the sharp decline in commodity selling prices in the immediately preceding quarter, resulting in a significant adverse impact on cost of goods sold from average inventory accounting and compression of operating margins at MRB and APB. The lower price environment also adversely impacted the supply of scrap metal, which led to lower processed volumes than in the third quarter of fiscal 2014, further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by a decrease in consolidated selling, general and administrative ("SG&A") expense by $6 million, or 12%, compared to the prior year period primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015 and a legal settlement resulting in an insurance reimbursement of $2 million in the third quarter of fiscal 2015.

In the first quarter of fiscal 2015, we initiated and began implementing additional cost reduction and productivity initiatives at APB (the "Q1'15 Plan") to improve performance through a combination of revenue drivers and production and SG&A cost reduction

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

initiatives, with a targeted aggregate annual improvement of $14 million. At the end of the second quarter of fiscal 2015, we initiated additional restructuring and exit-related initiatives (the "Q2'15 Plan") by undertaking strategic actions consisting of idling shredding equipment at MRB and initiating the closure of seven APB stores to more closely align the Company's business to the prevalent market conditions, targeting an improvement in annual operating performance of approximately $18 million. In April 2015, we expanded the Q2'15 Plan initiatives by announcing measures aimed at further reducing our annual operating expenses, primarily SG&A, by approximately $28 million through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. In the third quarter of fiscal 2015, we recognized $7 million of restructuring charges, $1 million of which are reported within discontinued operations, and achieved a benefit of approximately $10 million from Q1'15 Plan and Q2'15 Plan initiatives. See Results of Operations for additional discussion of these plans.

Net loss from continuing operations attributable to SSI in the third quarter of fiscal 2015 was $8 million, or $(0.31) per diluted share, compared to net income from continuing operations attributable to SSI of $3 million, or $0.13 per diluted share, in the prior year period. Adjusted net results from continuing operations attributable to SSI, which excludes the impact of other asset impairment charges and restructuring and other exit-related costs, were break-even in the third quarter of fiscal 2015, compared to adjusted net income from continuing operations attributable to SSI of $5 million, or $0.19 per diluted share, in the prior year period (see the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 2).

The following items summarize our consolidated financial results for the third quarter of fiscal 2015:

•	Revenues of $467 million, compared to $635 million in the third quarter of fiscal 2014;

•	Consolidated operating loss of $4 million, compared to consolidated operating income of $3 million in the third quarter of fiscal 2014;

•
Adjusted consolidated operating income of $3 million, compared to $6 million in the third quarter of fiscal 2014 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•
Net loss from continuing operations attributable to SSI of $8 million, or $(0.31) per diluted share, compared to net income from continuing operations attributable to SSI of $3 million, or $0.13 per diluted share, in the third quarter of fiscal 2014;

•
Adjusted net results from continuing operations attributable to SSI of break-even, compared to adjusted net income from continuing operations attributable to SSI of $5 million, or $0.19 per diluted share, in the third quarter of fiscal 2014 (see the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 2);

•	For the first nine months of fiscal 2015, net cash provided by operating activities of $79 million, compared to $73 million in the prior year period; and

•	Debt, net of cash, of $254 million as of May 31, 2015, compared to $294 million as of August 31, 2014 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight the financial results for our reporting segments for the third quarter of fiscal 2015:

•
MRB revenues and operating income of $363 million and $1 million, respectively, compared to $517 million and $4 million, respectively, in the third quarter of fiscal 2014. MRB adjusted operating income of $2 million compared to $4 million in the third quarter of fiscal 2014 (see reconciliation of adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•	APB revenues and operating income of $60 million and $3 million, respectively, compared to $80 million and $8 million, respectively, in the third quarter of fiscal 2014; and

•	SMB revenues and operating income of $95 million and $4 million, respectively, compared to $102 million and $5 million, respectively, in the third quarter of fiscal 2014.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues:
Metals Recycling Business	$363,041	$516,841	(30)%	$1,159,861	$1,542,840	(25)%
Auto Parts Business	60,291	79,602	(24)%	203,577	227,695	(11)%
Steel Manufacturing Business	94,939	102,039	(7)%	283,284	271,618	4%
Intercompany revenue eliminations(1)	(50,962)	(63,009)	(19)%	(188,340)	(196,990)	(4)%
Total revenues	467,309	635,473	(26)%	1,458,382	1,845,163	(21)%
Cost of goods sold:
Metals Recycling Business	341,879	493,681	(31)%	1,099,252	1,465,804	(25)%
Auto Parts Business	45,274	58,186	(22)%	162,695	167,575	(3)%
Steel Manufacturing Business	89,111	95,784	(7)%	264,413	256,154	3%
Intercompany cost of goods sold eliminations(1)	(51,952)	(63,231)	(18)%	(187,384)	(195,968)	(4)%
Total cost of goods sold	424,312	584,420	(27)%	1,338,976	1,693,565	(21)%
Selling, general and administrative expense:
Metals Recycling Business	18,887	19,541	(3)%	60,070	62,044	(3)%
Auto Parts Business	11,872	13,714	(13)%	37,070	40,139	(8)%
Steel Manufacturing Business	1,485	1,661	(11)%	4,521	5,552	(19)%
Corporate(2)	7,554	10,393	(27)%	25,035	29,096	(14)%
Total selling, general and administrative expense	39,798	45,309	(12)%	126,696	136,831	(7)%
Income from joint ventures:
Metals Recycling Business	(23)	(117)	(80)%	(1,116)	(868)	29%
Change in intercompany profit elimination(3)	(17)	(30)	(43)%	(32)	(56)	(43)%
Total income from joint ventures	(40)	(147)	(73)%	(1,148)	(924)	24%
Goodwill impairment charge:
Metals Recycling Business	—	—	NM	141,021	—	NM
Other asset impairment charges:
Metals Recycling Business	1,281	—	NM	44,374	928	4,682%
Corporate(2)	—	532	NM	745	532	40%
Total other asset impairment charges	1,281	532	141%	45,119	1,460	2,990%
Operating income (loss):
Metals Recycling Business	1,017	3,736	(73)%	(183,740)	14,932	NM
Auto Parts Business	3,145	7,702	(59)%	3,812	19,981	(81)%
Steel Manufacturing Business	4,343	4,594	(5)%	14,350	9,912	45%
Segment operating income (loss)	8,505	16,032	(47)%	(165,578)	44,825	NM
Restructuring charges and other exit-related costs(4)	(5,978)	(2,762)	116%	(11,964)	(6,444)	86%
Corporate expense(2)	(7,554)	(10,925)	(31)%	(25,780)	(29,628)	(13)%
Change in intercompany profit elimination(5)	1,007	252	300%	(924)	(966)	(4)%
Total operating income (loss)	$(4,020)	$2,597	NM	$(204,246)	$7,787	NM
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

Revenues
Consolidated revenues in the third quarter and first nine months of fiscal 2015 were $467 million and $1.5 billion, respectively, decreases of 26% and 21%, respectively, compared to the same periods in the prior year. Consolidated revenues decreased primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal and reduced sales volumes compared to the prior year periods. These decreases were driven by softer global steel markets due to overproduction, a stronger U.S. currency during the periods, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end-markets to which we sell. After experiencing a sharp decline in net selling prices for ferrous scrap metal in the first half of fiscal 2015, net selling prices for ferrous scrap metal stabilized during the third quarter compared to the levels reached at the end of the second quarter.
Operating Income (Loss)
Third quarter of fiscal 2015 compared with the third quarter of fiscal 2014
Consolidated operating loss was $4 million in the third quarter of fiscal 2015, compared to consolidated operating income of $3 million in the third quarter of fiscal 2014. Adjusted consolidated operating income in the third quarter of fiscal 2015, which excludes the impact of other asset impairment charges and restructuring and other exit-related costs, was $3 million, compared to adjusted consolidated operating income of $6 million in the third quarter of fiscal 2014 (see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). Operating results in the third quarter of fiscal 2015 were negatively impacted by the residual effect of the sharp decline in commodity selling prices in the immediately preceding quarter, resulting in a significant adverse impact on cost of goods sold from average inventory accounting and compression of operating margins at MRB and APB. The third quarter of fiscal 2014 also experienced declining commodity selling prices and operating margin compression due to the adverse impact of average inventory accounting; however, the impact was less pronounced than in the third quarter of fiscal 2015. The lower price environment also adversely impacted the supply of scrap metal and end-of-life vehicles, which led to lower processed volumes than in the third quarter of fiscal 2014, further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by a decrease in consolidated selling, general and administrative SG&A expense of $6 million, or 12%, compared to the prior year period primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015, including lower employee compensation from headcount reductions and reduced selling and marketing expense, as well as a legal settlement resulting in an insurance reimbursement of $2 million in the third quarter of fiscal 2015.
First nine months of fiscal 2015 compared with the first nine months of fiscal 2014
Consolidated operating loss for the first nine months of fiscal 2015 was $204 million compared to consolidated operating income of $8 million in the same period in the prior year. Adjusted consolidated operating income for the first nine months of fiscal 2015, which excludes the impact of a goodwill impairment charge, other asset impairment charges, restructuring and other exit-related costs and reselling or modifying the terms of certain previously contracted bulk ferrous shipments, was $1 million, compared to $16 million for the first nine months of fiscal 2014 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). In the first nine months of fiscal 2015, in an environment of sharply declining commodity selling prices, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and compression of operating margins at MRB and APB. The lower price environment in fiscal 2015 compared to the prior year also adversely impacted the supply of scrap metal and end-of-life vehicles, which led to lower processed volumes further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by a decrease in consolidated SG&A expense of $10 million compared to the prior year period, primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015, including lower employee compensation expense of $3 million from headcount reductions and reduced selling and marketing expense, as well as reduced incentive compensation expense due to lower performance of $3 million and a legal settlement resulting in an insurance reimbursement of $2 million in the first nine months of fiscal 2015.

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

In the second quarter of fiscal 2015, we also undertook a series of strategic actions to improve our operating performance in connection with the Q2'15 Plan. At MRB, we reduced shredding capacity on both the east and west coasts in order to increase operating efficiency while lowering costs. At APB, we initiated plans to close certain stores in Massachusetts, Oregon and Western Canada and fully wound down their operations in the third quarter of fiscal 2015. As a result of these actions, in the second quarter of fiscal 2015 we tested the recoverability of certain assets and recorded a non-cash long-lived asset impairment charge of $44 million. See the Long-Lived Assets section of Note 1 - Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for tabular presentation of long-lived asset impairment charges recorded during the three and nine months ended May 31, 2015 and 2014. In addition, during the third quarter and first nine months of fiscal 2015, we recorded non-cash impairment charges of $1 million and $3 million, respectively, on other assets consisting primarily of assets held for sale at MRB, which are reported within other asset impairment charges.

Consolidated operating results in the third quarter and first nine months of fiscal 2015 also included restructuring charges and other exit-related costs of $6 million and $12 million, respectively, compared to charges of $3 million and $6 million, respectively, in the prior year periods. Additional restructuring charges and other exit-related costs of $1 million and $4 million were included in the results of discontinued operations in the third quarter and first nine months of fiscal 2015, respectively, compared to charges of zero and less than $1 million in the prior year periods. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related costs of less than $1 million and $7 million, respectively, in the third quarter and first nine months of fiscal 2015 consisted of asset impairments and accelerated depreciation of assets in connection with the closure of certain operations. These charges relate to restructuring initiatives under four separate plans: the plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”), the “Q1’14 Plan,” the “Q1’15 Plan” and the "Q2'15 Plan."
In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring and productivity initiatives to further reduce our annual operating expenses by approximately $30 million, which was subsequently increased to $40 million later in the fiscal year. We achieved approximately $29 million of benefit in fiscal 2014, with the full annual benefit expected to be achieved in fiscal 2015. In the third quarter and first nine months of fiscal 2015, we achieved, from these initiatives, a benefit of approximately $10 million and $32 million, respectively, compared to a benefit of approximately $9 million and $20 million, respectively, in the prior year periods. The majority of the reduction in operating expenses occurred at MRB and resulted from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.
In the first quarter of fiscal 2015, we initiated the Q1'15 Plan and started implementing additional productivity initiatives at APB to improve profitability through a combination of revenue drivers and cost reduction initiatives. In addition to the measures announced in October 2014 with a targeted annual improvement of $7 million, we identified additional cost reduction and productivity initiatives aimed at reducing SG&A expense in connection with the Q1'15 Plan and increased the overall targeted annual improvement at APB to $14 million, with approximately one-third of that amount expected to benefit fiscal 2015, primarily in the second half, and the full annual run rate expected to be achieved in fiscal 2016. In the third quarter of fiscal 2015, we achieved a total benefit from these cost-saving and productivity initiatives of approximately $4 million at APB, with the benefit from productivity initiatives partially offset by lower nonferrous commodity prices with an adverse impact of $2 million.
At the end of the second quarter of fiscal 2015, we initiated the Q2'15 Plan, consisting of additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling shredding equipment at MRB and initiating the closure of seven APB stores to more closely align the Company's business to the prevalent market conditions. We expanded these initiatives in April 2015 by announcing measures aimed at further reducing our annual operating expenses, primarily SG&A, at Corporate, MRB and APB through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. These restructuring initiatives target an improvement in annual performance of approximately $46 million. The strategic actions consisting of idling of assets and closure of stores are expected to contribute approximately $18 million of this amount, of which approximately one-third is from reduced depreciation expense, starting in the second half of fiscal 2015 with the full annual run rate expected to be achieved in fiscal 2016. The SG&A cost-saving measures are expected to contribute $28 million of this amount, with approximately one-quarter expected to benefit fiscal 2015 and the substantial majority of the remaining benefit expected to be recognized by fiscal 2016. In the third quarter and first nine months of fiscal 2015, we achieved an aggregate estimated benefit of approximately $6 million from these initiatives. We expect to incur restructuring charges of approximately $10 million in connection with the Q2'15 Plan, consisting of employee termination benefits of $6 million, contract termination costs of $2 million and other restructuring costs of $2 million. We recognized $7 million and $8 million of these

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

restructuring charges in the third quarter and first nine months of fiscal 2015, respectively, and expect the substantial majority of the remaining restructuring charges to be recognized by the end of fiscal 2015, all of which require the Company to make cash payments. As discussed above, we also incurred other exit-related costs of $7 million in the first nine months of fiscal 2015 consisting of asset impairments and accelerated depreciation of assets in connection with the idling of assets and closure of certain operations.
Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended May 31, 2015				Three Months Ended May 31, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(5)	$—	$4,040	$4,035	$(31)	$2,192	$2,161
Contract termination costs	26	—	1,610	1,636	107	494	601
Other restructuring costs	—	—	1,609	1,609	—	—	—
Total restructuring charges	21	—	7,259	7,280	76	2,686	2,762
Other exit-related costs:
Asset impairments	—	—	150	150	—	—	—
Total other exit-related costs	—	—	150	150	—	—	—
Total restructuring charges and other exit-related costs	$21	$—	$7,409	$7,430	$76	$2,686	$2,762

Restructuring charges and other exit-related costs included in continuing operations				$5,978			$2,762
Restructuring charges and other exit-related costs included in discontinued operations				$1,452			$—

	Nine Months Ended May 31, 2015				Nine Months Ended May 31, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges
Restructuring charges:
Severance costs	$(35)	$428	$4,580	$4,973	$(44)	$4,450	$4,406
Contract termination costs	335	—	1,689	2,024	675	523	1,198
Other restructuring costs	—	1,223	1,702	2,925	—	410	410
Total restructuring charges	300	1,651	7,971	9,922	631	5,383	6,014
Other exit-related costs:
Asset impairments	—	—	6,502	6,502	—	566	566
Total other exit-related costs	—	—	6,502	6,502	—	566	566
Total restructuring charges and other exit-related costs	$300	$1,651	$14,473	$16,424	$631	$5,949	$6,580

Restructuring charges and other exit-related costs included in continuing operations				$11,964			$6,444
Restructuring charges and other exit-related costs included in discontinued operations				$4,460			$136

See Note 7 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Income Tax Expense
Our effective tax rate from continuing operations for each of the third quarter and first nine months of fiscal 2015 was an expense of 22.1% and a benefit of 3.9%, respectively, compared to a benefit of 695.4% and 730.6%, respectively, for the same periods in the prior year.

The effective tax rates for the third quarter and first nine months of fiscal 2015 were impacted primarily by the recognition of valuation allowances of $4 million and $46 million, respectively, on projected tax benefits in domestic and foreign taxing jurisdictions. The deferred tax assets for which a valuation allowance was recorded were related primarily to deductible temporary differences created in the first nine months of fiscal 2015 by the impairment charges to goodwill and other assets.

The effective tax rate from continuing operations for the first nine months of fiscal 2014 was impacted primarily by a discrete tax benefit of $2 million related to the adjustment of the tax basis in certain of our fixed assets, as well as the impact of applying a projected annual effective tax rate in excess of the federal statutory rate to the low absolute level of pre-tax results in the period. The effective tax rate for the third quarter of fiscal 2014 benefited primarily from the fixed asset tax basis adjustment of $2 million and the partial realization of previously reserved tax benefits as a result of taxable income generated by a foreign jurisdiction during the period.

The effective tax rate from continuing operations for fiscal 2015 is expected to be approximately 4%, subject to financial performance for the remainder of the year.

Discontinued operations
In the third quarter of fiscal 2015, we ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the APB reporting segment. Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenues	$1,440	$3,994	$8,210	$11,896
Loss from discontinued operations before income taxes	(1,812)	(940)	(7,070)	(3,353)
Income tax benefit	578	610	756	1,038
Loss from discontinued operations, net of tax	$(1,234)	$(330)	$(6,314)	$(2,315)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We currently operate our business across three reporting segments: MRB, APB and SMB. Additional financial information relating to these reporting segments is contained in Note 17 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metals Recycling Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2015	2014	% Change	2015	2014	% Change
Ferrous revenues	$257,635	$386,826	(33)%	$839,212	$1,165,487	(28)%
Nonferrous revenues	101,386	123,407	(18)%	305,033	357,394	(15)%
Other	4,020	6,608	(39)%	15,616	19,959	(22)%
Total segment revenues	363,041	516,841	(30)%	1,159,861	1,542,840	(25)%
Cost of goods sold	341,879	493,681	(31)%	1,099,252	1,465,804	(25)%
Selling, general and administrative expense	18,887	19,541	(3)%	60,070	62,044	(3)%
Income from joint ventures	(23)	(117)	(80)%	(1,116)	(868)	29%
Goodwill impairment charge	—	—	NM	141,021	—	NM
Other asset impairment charges	1,281	—	NM	44,374	928	4,682%
Segment operating income (loss)	$1,017	$3,736	(73)%	$(183,740)	$14,932	NM
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$245	$354	(31)%	$300	$361	(17)%
Foreign	$236	$341	(31)%	$278	$349	(20)%
Average	$239	$346	(31)%	$286	$353	(19)%
Ferrous sales volume (LT, in thousands):
Domestic	307	345	(11)%	976	995	(2)%
Foreign	663	679	(2)%	1,684	2,035	(17)%
Total ferrous sales volume (LT, in thousands)	970	1,024	(5)%	2,660	3,030	(12)%
Average nonferrous sales price ($/pound)(1)	$0.74	$0.86	(14)%	$0.80	$0.87	(8)%
Nonferrous sales volumes (pounds, in thousands)	130,337	139,273	(6)%	365,936	399,150	(8)%
Outbound freight included in cost of goods sold	$30,797	$37,465	(18)%	$91,670	$107,271	(15)%
_____________________________
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Revenues in the third quarter and first nine months of fiscal 2015 decreased by 30% and 25%, respectively, compared to the prior year periods primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal and reduced sales volumes compared to the prior year periods. These decreases were driven by softer global steel markets due to overproduction, a strong U.S. currency during the period, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end-markets to which we sell. After experiencing a sharp decline in net selling prices for ferrous scrap metal in the first half of fiscal 2015, net selling prices stabilized during the third quarter compared to the levels reached at the end of the second quarter.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income (Loss)
Third quarter of fiscal 2015 compared with the third quarter of fiscal 2014
Operating income for the third quarter of fiscal 2015 was $1 million, compared to $4 million in the prior year period. Adjusted operating income for the third quarter fiscal 2015 was $2 million, which excludes other asset impairment charges, compared to $4 million in the prior year period (see reconciliation of adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). Operating results in the third quarter of fiscal 2015 were negatively impacted by the residual effect of the sharp decline in commodity selling prices in the immediately preceding quarters, resulting in a significant adverse impact on cost of goods sold from average inventory accounting and compression of operating margins. The third quarter of fiscal 2014 also experienced declining commodity selling prices and operating margin compression due to the adverse impact of average inventory accounting; however, the impact was less pronounced than in the third quarter of fiscal 2015. The lower price environment also adversely impacted the supply of scrap metal, which led to lower processed volumes than in the third quarter of fiscal 2014, further compressing operating margins. In the third quarter of fiscal 2015, MRB achieved a benefit of approximately $5 million in connection with the cost-saving initiatives and other strategic actions initiated in the second quarter of fiscal 2015.
First nine months of fiscal 2015 compared with the first nine months of fiscal 2014
Operating loss for the first nine months of fiscal 2015 was $184 million, compared to operating income of $15 million in the prior year period. Adjusted operating income for the first nine months of fiscal 2015 was $9 million, which excludes a goodwill impairment charge, other asset impairment charges and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, compared to $16 million in the prior year period, which excluded other asset impairment charges (see reconciliation of adjusted MRB operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). In the first nine months of fiscal 2015, in an environment of sharply declining commodity selling prices, average inventory costs did not decrease as quickly as purchase costs for raw materials, resulting in an adverse effect on cost of goods sold and compression of operating margins. The lower price environment in fiscal 2015 compared to the prior year also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by a decrease in SG&A expense of $2 million compared to the prior year period, primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015 including lower employee compensation expense from headcount reductions. In the first nine months of fiscal 2015, MRB achieved a total benefit of approximately $5 million in connection with the cost-saving initiatives and other strategic actions initiated in the second quarter of fiscal 2015.
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill allocated to MRB. The impairment test resulted in a non-cash goodwill impairment charge of $141 million. We also undertook a series of strategic actions at MRB by reducing shredding capacity on both the east and west coasts in order to improve operating efficiency while lowering costs. As a result of these actions, we tested the recoverability of certain assets and recorded a non-cash long-lived asset impairment charge at MRB of $42 million, which is recorded in other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations. In connection with the reduction in shredder capacity, we also recognized accelerated depreciation costs of $3 million, which are recorded in restructuring charges and other exit-related costs and are not reflected in MRB's operating results. Further for the third quarter and first nine months of fiscal 2015, we recorded non-cash impairment charges of $1 million and $3 million, respectively, on assets held for sale at MRB, which are reported within other asset impairment charges.

Auto Parts Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$60,291	$79,602	(24)%	$203,577	$227,695	(11)%
Cost of goods sold	45,274	58,186	(22)%	162,695	167,575	(3)%
Selling, general and administrative expense	11,872	13,714	(13)%	37,070	40,139	(8)%
Segment operating income	$3,145	$7,702	(59)%	$3,812	$19,981	(81)%
Number of stores at period end	55	55	—%	55	55	—%
Cars purchased (in thousands)	79	93	(15)%	249	259	(4)%

APB's results of operations do not include operating results from discontinued operations. See Note 10 - Discontinued Operations in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Revenues
Revenues in the third quarter and first nine months of fiscal 2015 decreased by 24% and 11%, respectively, compared to the prior year periods primarily due to lower commodity prices as a result of continued weak market conditions and lower car volumes.
Segment Operating Income (Loss)
Operating income for the third quarter and first nine months of fiscal 2015 was $3 million and $4 million, respectively, compared to operating income of $8 million and $20 million, respectively, in the same periods in the prior year. The decreases were a result of a compression in operating margins primarily due to the sharp reductions in ferrous commodity selling prices during the first nine months of fiscal 2015, which led to an adverse effect on cost of goods sold from average inventory costs not decreasing as quickly as purchase costs for end-of-life vehicles. SG&A expense for the third quarter and first nine months of fiscal 2015 decreased by $2 million, or 13%, and $3 million, or 8%, respectively, compared to the prior year periods, primarily as a result of the benefits from the cost-saving and productivity initiatives implemented in fiscal 2014 and 2015 including lower employee compensation costs and selling and marketing expense. In the third quarter of fiscal 2015, we achieved a total benefit from these cost-saving and productivity initiatives of approximately $4 million, with the benefit from productivity initiatives partially offset by lower nonferrous commodity prices with an adverse impact of $2 million.
In the second quarter of fiscal 2015, we also recorded asset impairment and accelerated depreciation costs of $3 million in connection with the planned closure of seven APB stores. These costs are recorded in restructuring charges and other exit-related costs or discontinued operations, for qualifying discontinued components, in the Unaudited Condensed Consolidated Statement of Operations and are not reflected in APB's operating results.

Steel Manufacturing Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2015	2014	% Change	2015	2014	% Change
Revenues	$94,939	$102,039	(7)%	$283,284	$271,618	4%
Cost of goods sold	89,111	95,784	(7)%	264,413	256,154	3%
Selling, general and administrative expense	1,485	1,661	(11)%	4,521	5,552	(19)%
Segment operating income	$4,343	$4,594	(5)%	$14,350	$9,912	45%
Finished steel products average sales price ($/ton)(1)	$615	$686	(10)%	$648	$673	(4)%
Finished steel products sold (tons, in thousands)	142	135	5%	400	377	6%
Rolling mill utilization	69%	72%		73%	68%
_____________________________

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

Revenues
Third quarter of fiscal 2015 compared with the third quarter of fiscal 2014
Revenues decreased by 7% compared with the prior year quarter due to lower average selling prices for finished steel products reflecting lower raw material costs and higher import activity, which more than offset the increase in sales volumes.
First nine months of fiscal 2015 compared with the first nine months of fiscal 2014
Revenues increased by 4% compared with the first nine months of fiscal 2014 primarily due to higher sales volumes of finished steel products as a result of higher demand in our West Coast markets mainly driven by improved non-residential construction.
Segment Operating Income
Third quarter of fiscal 2015 compared with the third quarter of fiscal 2014
Operating income for the third quarter was $4 million compared to $5 million in the prior year period primarily due to lower average selling prices for finished steel products reflecting lower raw material costs and higher import activity.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

First nine months of fiscal 2015 compared with the first nine months of fiscal 2014
Operating income for the first nine months of fiscal 2015 was $14 million compared to $10 million in the first nine month of fiscal 2014 primarily due to higher sales volumes of finished steel products and a decrease in SG&A due to recognition of bad debt expense of $1 million in the first quarter of fiscal 2014.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $9 million and $26 million as of May 31, 2015 and August 31, 2014, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2015, debt, net of cash, was $254 million compared to $294 million as of August 31, 2014 (refer to Non-GAAP Financial Measures below), a decrease of $39 million mainly as a result of lower net working capital primarily due to lower purchase prices for raw materials. Our cash balances as of May 31, 2015 and August 31, 2014 include $2 million and $4 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2015 was $79 million, compared to $73 million in the first nine months of fiscal 2014.

Sources of cash in the first nine months of fiscal 2015 included a $61 million decrease in accounts receivable primarily due to the timing of sales and collections and a $26 million decrease in inventory due to the impacts of decreasing raw material prices and timing of purchases and sales. Uses of cash in the first nine months of fiscal 2015 included a $29 million decrease in accounts payable due to the timing of payments.

Sources of cash in the first nine months of fiscal 2014 included an $18 million decrease in inventories due to lower volumes of material on hand. Uses of cash included a $17 million increase in accounts receivable due to the timing of sales and collections.

Investing Activities
Net cash used in investing activities in the first nine months of fiscal 2015 was $21 million, compared to $33 million in the first nine months of fiscal 2014.

Cash used in investing activities in the first nine months of fiscal 2015 included capital expenditures of $23 million to upgrade our equipment and infrastructure, compared to $29 million in the same prior year period.

Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2015 was $75 million, compared to $24 million in the first nine months of fiscal 2014.

Cash used in financing activities in the first nine months of fiscal 2015 was primarily due to $15 million for dividends and $55 million in net repayments of debt (refer to Non-GAAP Financial Measures below).

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

We had borrowings outstanding under the credit facility of $250 million as of May 31, 2015 and $305 million as of August 31, 2014. The weighted average interest rate on amounts outstanding under this facility was 2.18% and 1.91% as of May 31, 2015 and August 31, 2014, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires April 1, 2016. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this line of credit as of May 31, 2015 and August 31, 2014.

We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases. The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants which could limit or restrict our ability to create liens, raise additional capital, enter into transactions with affiliates, acquire and dispose of businesses, guarantee debt, and consolidate or merge. The financial covenants include a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures divided by consolidated fixed charges, and a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. On June 25, 2015, we amended our unsecured committed bank credit facility primarily to revise the definition of EBITDA used to calculate the consolidated fixed charge coverage ratio to exclude expenses incurred in connection with the implementation of business realignment, cost containment and productivity improvement programs and losses associated with discontinued operations for the fiscal quarters ending May 31, 2015, August 31, 2015, November 30, 2015 and February 29, 2016, and to decrease the minimum ratio permitted from 1.50 to 1.00 to 1.25 to 1.00 for the fiscal quarters ending August 31, 2015, November 30, 2015 and February 29, 2016. These amended terms are further described in Part II, Item 5 - Other Information of this Report. We refer to the Forms 8-K dated February 14, 2011 and April 16, 2012, and Part II, Item 6, Exhibit 4.1 of this Form 10-Q which include as attachments copies of the unsecured committed bank credit agreement, as amended, for the detailed methodology for calculating the financial covenants.

As of May 31, 2015, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.50 to 1.00 and was 2.18 to 1.00 as of May 31, 2015. The consolidated leverage ratio is required to be no more than 0.55 to 1.00 and was 0.34 to 1.00 as of May 31, 2015. If a further deterioration from current market conditions or other negative factors which adversely impact our results of operations and financial position were to lead to consolidated operating losses in future periods, there can be no assurance that we will be able to remain in compliance with these covenants. Should it become necessary to do so, we would seek to obtain further amendments to the covenants from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions. If we do not maintain compliance with our financial covenants and are unable to obtain a further amendment or waiver from our lenders, a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under both agreements. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurance that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

In addition, as of May 31, 2015 and August 31, 2014, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $23 million for the first nine months of fiscal 2015, compared to $29 million for the same period in the prior year. We currently plan to invest in the range of $30 million to $35 million in capital expenditures on upgrades in fiscal 2015, similar to the upgrades in fiscal 2014, exclusive of any capital expenditures for growth projects, using cash generated from operations and available lines of credit.

Dividends
On April 29, 2015, our Board of Directors declared a dividend for the third quarter of fiscal 2015 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 26, 2015.

Environmental Compliance
Our commitment to sustainable recycling and to operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $5 million in capital expenditures for environmental projects during the first nine months of

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

fiscal 2015, and plan to invest up to $10 million for such projects in fiscal 2015. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At May 31, 2015, we had $16 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2014, except for the following:

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2015	August 31, 2014
Short-term borrowings	$637	$523
Long-term debt, net of current maturities	262,746	318,842
Total debt	263,383	319,365
Less: cash and cash equivalents	8,929	25,672
Total debt, net of cash	$254,454	$293,693
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2015	2014
Borrowings from long-term debt	$114,099	$259,323
Proceeds from line of credit	189,000	327,000
Repayment of long-term debt	(169,511)	(257,535)
Repayment of line of credit	(189,000)	(335,500)
Net repayments of debt	$(55,412)	$(6,712)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Adjusted consolidated operating income (loss), adjusted MRB operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI
We present adjusted consolidated operating income (loss), adjusted MRB operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI because we believe these measures provide a meaningful presentation of our results from core business operations excluding adjustments for a goodwill impairment charge, other asset impairment charges and restructuring charges and other exit-related costs that are not related to core underlying business operations and improve the period-to-period comparability of our results from core business operations. To improve comparability of our operating performance between periods, these measures also exclude the impact on operating results in fiscal 2015 from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted bulk ferrous shipments for delivery during the first and second quarters of fiscal 2015. Due to the sharp declines in selling prices that occurred during the first and second quarters of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and November 2014.
The following is a reconciliation of the adjusted consolidated operating income (loss), adjusted MRB operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Consolidated operating income (loss):
As reported	$(4,020)	$2,597	$(204,246)	$7,787
Goodwill impairment charge	—	—	141,021	—
Other asset impairment charges	1,281	532	45,119	1,460
Restructuring charges and other exit-related costs	5,978	2,762	11,964	6,444
Resale or modification of certain previously contracted shipments	—	—	6,928	—
Adjusted	$3,239	$5,891	$786	$15,691

MRB operating income (loss):
As reported	$1,017	$3,736	$(183,740)	$14,932
Goodwill impairment charge	—	—	141,021	—
Other asset impairment charges	1,281	—	44,374	928
Resale or modification of certain previously contracted shipments	—	—	6,928	—
Adjusted	$2,298	$3,736	$8,583	$15,860

Net income (loss) from continuing operations attributable to SSI:
As reported	$(8,394)	$3,440	$(201,426)	$987
Goodwill impairment charge, net of tax	—	—	131,427	—
Other asset impairment charges, net of tax	1,432	283	45,242	869
Restructuring charges and other exit-related costs, net of tax	6,871	1,472	12,435	3,833
Resale or modification of certain previously contracted shipments, net of tax	—	—	7,406	—
Adjusted	$(91)	$5,195	$(4,916)	$5,689

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$(0.31)	$0.13	$(7.46)	$0.04
Goodwill impairment charge, net of tax, per share	—	—	4.87	—
Other asset impairment charges, net of tax, per share	0.05	0.01	1.68	0.03
Restructuring charges and other exit-related costs, net of tax, per share	0.25	0.05	0.46	0.14
Resale or modification of certain previously contracted shipments, net of tax, per share	—	—	0.27	—
Adjusted(1)	$(0.00)	$0.19	$(0.18)	$0.21
____________________________

(1)	May not foot due to rounding.

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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at May 31, 2015, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write down of $2 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on MRB or APB as of May 31, 2015.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2014.
Credit Risk
As of May 31, 2015 and August 31, 2014, 40% and 39%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance 96% was less than 60 days past due as of May 31, 2015 and August 31, 2014.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of May 31, 2015, all of our derivative transactions were related to actual or anticipated economic transactions in the normal course of business. A change in foreign exchange rates by 10% would have changed the fair value of these contracts reported in our Unaudited Condensed Consolidated Balance Sheets by $2 million at May 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On June 25, 2015, Schnitzer Steel Industries, Inc. (the “Company”) and certain of its subsidiaries entered into the Third Amendment to Second Amended and Restated Credit Agreement (the “Amendment”), which amended the Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") dated as of February 9, 2011, by and among the Company, as the US borrower, Schnitzer Steel BC, Inc. and Schnitzer Steel Pacific, Inc., as the Canadian borrowers, Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Amendment (i) for the fiscal quarters ending May 31, 2015, August 31, 2015, November 30, 2015 and February 29, 2016, revised the definition of EBITDA used to calculate the consolidated fixed charge coverage ratio to exclude expenses incurred in connection with the implementation of business realignment, cost containment and productivity improvement programs and losses associated with discontinued operations, (ii) for the fiscal quarters ending August 31, 2015, November 30, 2015 and February 29, 2016, reduced the minimum Consolidated Fixed Charge Coverage Ratio from 1.50 to 1.00 to 1.25 to 1.00, and (iii) made certain other technical changes. Except as modified by the Amendment as described above, the terms of the Credit Agreement remain the same.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is filed hereto as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1
Third Amendment, dated as of June 25, 2015, to Second Amended and Restated Credit Agreement, dated as of February 9, 2011, among Schnitzer Steel Industries, Inc., as US Borrower, and Schnitzer Steel Canada Ltd., as Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed on October 29, 2013, and incorporated herein by reference.

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2015 and 2014, (ii) Unaudited Condensed Consolidated Balance Sheets as of May 31, 2015, and August 31, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended May 31, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2015 and 2014; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 30, 2015	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 30, 2015	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer