Form 10-K
period 2015-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2015-10-27
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from             to
Commission File Number 0-22496
SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State of Incorporation)	(I.R.S. Employer Identification No.)

299 SW Clay Street, Suite 350 Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (503) 224-9900
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1.00 par value	The NASDAQ Global Select Market
(Title of Each Class)	(Name of each Exchange on which registered)
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

Large Accelerated Filer [ ]	Accelerated Filer [ x ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [ x ]
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2015 was $406,572,189.
The registrant had 26,340,409 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 22, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the January 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Forward-looking statements in this Annual Report on Form 10-K include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; expected results, including pricing, sales volumes and profitability; strategic direction; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “will,” “could,” “opinions,” “forecasts,” “projects,” “plans,” “future,” “forward,” “potential,” “probable,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Item 1A. Risk Factors of Part I of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the cyclicality and impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected benefits or cost reductions associated with productivity improvement and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS
General
Founded in 1906, Schnitzer Steel Industries, Inc. ("SSI"), an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous scrap metal including end-of-life vehicles and a manufacturer of finished steel products. Worldwide demand for scrap metal is driven by production levels of new steel products. Electric arc furnace (“EAF”) steel mill technology relies on scrap metal as its primary feedstock and, to a certain extent, scrap metal is used by blast furnace steel producers. Steel mills around the world, including those in the North American domestic market in which our own steel mill operates, are the primary end markets for our recycled scrap metal.
Prior to the fourth quarter of fiscal 2015, our internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with our plan announced in April 2015, we combined and integrated our auto parts and metals recycling businesses into a single operating platform. This change in organizational structure is intended to further optimize the efficiencies in our operating platform, enabling additional synergies to be captured throughout our supply chain and global sales channels and more effectively leveraging our shared services platform. The change in our internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. We began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
AMR collects and recycles autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap from bridges, buildings and other structures. We source material through well-developed, regional supply chains that collect scrap from large and small businesses and individuals. Our largest source of autobodies is our own network of 55 auto parts stores, which operate under the commercial brand-name Pick-n-Pull, a majority of which are located in close geographic proximity to our metals recycling operating facilities, seven of which have large-scale shredders.
AMR processes recycled metals ranging from iron and steel to aluminum, copper, lead, stainless steel and zinc for use in the manufacture of new products. With operating facilities located in 23 States, Puerto Rico and Western Canada, we are well-positioned to efficiently collect scrap metal throughout North America and deliver products to customers around the world from our seven deep water ports. In fiscal 2015, we sold our products to customers located in 23 countries including the United States ("U.S.") and Canada, and we processed or brokered 3.7 million tons of ferrous scrap metal and 585 million pounds of nonferrous scrap metal. AMR generated 92% of its revenues in fiscal 2015 from sales of ferrous and nonferrous scrap metal, with the remainder generated from retail and other sales. AMR's revenues by scrap product were 69% ferrous and 31% nonferrous in fiscal 2015.
SMB primarily produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products, using nearly 100% recycled metal sourced from AMR. SMB's products are primarily used in nonresidential and infrastructure construction on the West Coast of the U.S. In fiscal 2015, SMB sold 540 thousand short tons of finished steel, all of which were shipped to the North American market.
In fiscal 2014 and 2015, we undertook a number of productivity improvements and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. In fiscal 2015, restructuring initiatives included idling underutilized metals recycling assets and closing seven auto parts stores at AMR in order to more closely align our business to the prevalent market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and further reducing our annual operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. The fiscal 2015 restructuring initiatives target an improvement in annual performance of $60 million, of which we achieved $28 million of benefits in fiscal 2015, with the substantial majority of the full annual benefit expected to be achieved in fiscal 2016. In fiscal 2014, we initiated and implemented restructuring and productivity initiatives designed to reduce our annual operating expenses by $40 million, of which $29 million of benefits were achieved in fiscal 2014, with the full annual benefits achieved in fiscal 2015. We incurred restructuring charges and other exit-related costs of $17 million and $7 million in connection with these initiatives in fiscal 2015 and 2014, respectively.
See Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of the primary activities of each reportable segment, total assets by reportable segment, operating results from continuing operations, revenues from external customers and concentration of sales to foreign countries.

2 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Auto and Metals Recycling
Business
AMR sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. AMR buys collects, processes and recycles autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 106 auto and metals recycling facilities. Our largest source of autobodies is our own network of auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through its 55 self-service auto parts stores located across the U.S. and Western Canada. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we remove remaining major component parts containing ferrous and nonferrous materials such as engines, transmissions and alternators, which are primarily sold to wholesalers. The remaining autobodies are crushed and shipped to our metals recycling facilities to be shredded, or sold to third parties where geographically more economical.
To prepare scrap metal, we crush, sort and bale the material by product grade for easier handling and sale. AMR processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. The manufacturing process includes physical separation of ferrous and nonferrous materials through automated and manual processes into various sub-classifications, each of which has a value and metal content of importance to different customers for their end products. One of the most efficient ways to process and sort recycled scrap metal is through the use of shredding systems.
AMR operates seven deep water port locations, six of which are equipped with large scale shredders. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. Our port facilities in Salinas, Puerto Rico and Kapolei, Hawaii, and our facility in Concord, New Hampshire operate shredders with 1,500 to 6,000 horsepower. In fiscal 2015, we idled two shredders in Johnston, Rhode Island and Surrey, British Columbia to more closely align our business to the prevalent market conditions. Our shredders are designed to provide a denser product and, in conjunction with advanced separation equipment, a more refined form of ferrous scrap metal which can be efficiently used by steel mills. The shredding process reduces autobodies and other scrap metal into fist-size pieces of shredded recycled scrap metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high-quality shredded ferrous product. The nonferrous scrap metal and residue then pass through a series of additional mechanical sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is then hand-sorted and graded before being sold. AMR continues to invest in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal. AMR also purchases nonferrous metal directly from industrial vendors and other suppliers and prepares this metal for shipment to customers.
Products
AMR's primary products consist of recycled ferrous and nonferrous scrap metal. Ferrous scrap metal is a key feedstock used in the production of finished steel products and is primarily categorized into heavy melting steel (“HMS”), plate and structural (“bonus”) and shredded scrap (“shred”), although there are various grades of each category depending on metal content and the size and consistency of individual pieces. These attributes affect the product’s relative value. Our nonferrous products include aluminum, copper, stainless steel, nickel, brass, titanium, lead, high temperature alloys and joint products such as zorba (primarily mixed nonferrous material) and zurik (predominantly stainless steel).
Prior to the shredding process, AMR sells serviceable used auto parts from salvaged vehicles through its 55 self-service auto parts stores located across the U.S. and Western Canada. Each self-service store offers an extensive selection of vehicles (including domestic and foreign cars, vans and light trucks) from which customers can remove parts. We employ proprietary information technology systems to centrally manage and operate the geographically diverse network of auto parts stores, and we regularly rotate the inventory to provide greater access to parts. In general, we believe the list prices of auto parts at our self-service stores are significantly lower than those offered at full-service auto dismantlers, retail car parts stores and car dealerships.
Customers
AMR sells its ferrous and nonferrous recycled metal products globally to steel mills, foundries and smelters, and supplies the ferrous scrap metal required by SMB. AMR's self-service auto parts stores also serve retail customers who are typically individuals seeking to obtain serviceable used auto parts at a competitive price. Retail customers remove the parts without the assistance of store employees and pay a listed price for the part.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Presented below are AMR revenues by continent and, separately, revenues from sales to SMB, for the last three fiscal years ended August 31 (dollars in thousands):

	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
North America	$769,956	50%	$896,401	42%	$833,904	37%
Asia	631,253	41%	1,056,747	49%	1,168,820	52%
Europe(1)	234,536	15%	285,540	13%	381,867	17%
Africa	61,568	4%	76,122	4%	53,841	2%
South America	18,983	1%	19,579	1%	4,247	—%
Sales to SMB	(175,934)	(11)%	(188,103)	(9)%	(178,341)	(8)%
Total (net of intercompany)	$1,540,362		$2,146,286		$2,264,338
 ____________________________

(1)	Includes sales to customers in Turkey.
In fiscal 2015, the five countries from which AMR derived its largest revenues from external customers were the U.S., China, Turkey, South Korea and India, which collectively accounted for 82% of total AMR external revenue. In fiscal 2014 and 2013, the five countries from which AMR derived its largest revenues from external customers accounted for 81% and 85%, respectively, of total AMR external revenue. We attribute revenues from external customers to individual countries based on the country in which the customer takes delivery of the goods.
AMR’s five largest external ferrous scrap metal customers accounted for 34% of external recycled ferrous metal revenues in fiscal 2015, compared to 30% and 39% in fiscal 2014 and 2013, respectively. Customer purchase volumes of ferrous scrap metal vary from year to year due to the level of demand, availability of supply, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous scrap metal sales are primarily denominated in U.S. dollars, and nearly all of the large shipments of ferrous scrap metal to foreign customers are supported by letters of credit.
AMR had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2015, 2014 and 2013.
The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by AMR to foreign and domestic customers, including sales to SMB, during the last three fiscal years ended August 31:

Ferrous Recycled Metal	2015		2014		2013
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$669,868	2,236	$1,089,088	2,801	$1,257,382	3,173
Domestic	428,357	1,472	539,597	1,508	471,954	1,333
Total	$1,098,225	3,708	$1,628,685	4,309	$1,729,336	4,506
 _____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).
AMR sells processed nonferrous scrap metal to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wholesalers, and wire and cable producers globally. AMR invests in advanced separation technologies in order to extract higher nonferrous yields from the shredding process and to enhance the separation of nonferrous metals in order to increase the intrinsic value of the individual metals.
The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by AMR to foreign and domestic customers during the last three fiscal years ended August 31:

Nonferrous Recycled Metal	2015		2014		2013
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$289,150	361,772	$348,715	401,127	$351,962	375,532
Domestic	198,886	223,663	207,424	213,391	211,006	204,820
Total	$488,036	585,435	$556,139	614,518	$562,968	580,352
 ____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of pounds and volume information excludes PGM metals in catalytic converters.

4 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

AMR's retail auto parts sales account for less than 10% of our consolidated revenues in all of the periods presented.
Pricing
Domestic and foreign prices for ferrous and nonferrous scrap metal are generally based on prevailing market rates, which differ by region and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers and by the availability of materials that can be processed into saleable scrap metal, among other factors. Ferrous scrap metal export sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight. Nonferrous scrap metal sales contracts generally provide for shipment within 30 days after the price is agreed to, which also typically includes freight.
AMR responds to changes in selling prices by seeking to adjust scrap metal purchase prices at its recycling facilities in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions between the domestic regions where unprocessed scrap metal is acquired and the areas in the world where the processed materials are sold, market volatility from the time the selling price is agreed to with the customer until the time the unprocessed material is purchased, and changes in the estimated costs of transportation to the customer’s facility. We believe AMR generally benefits from sustained periods of rising recycled scrap metal selling prices, which allow it to better maintain or expand both operating income and unprocessed scrap metal flow into its facilities. When recycled scrap metal selling prices decline, AMR's operating margins tend to compress.
The sales prices for auto parts from salvaged vehicles are deeply discounted from prevailing national new and refurbished sales prices offered at full-service auto dismantlers, retail car parts stores and car dealerships. Our stores provide a list price, available at each location and online. Prices for autobodies sold to third parties and for major component parts, such as engines, transmissions, catalytic converters and alternators sold to wholesalers are based on prevailing scrap market rates which differ by region and are subject to market cycles. By consolidating shipments of component parts and autobodies, we are able to optimize prices by focusing on larger wholesale customers that pay a premium for volume and consistency of shipments.
Markets
Global production of finished steel products drives demand for materials used in the steel-making process, including ferrous recycled scrap metal which is the primary feedstock used in EAFs and can also be used in blast furnaces to manufacture steel. AMR exports ferrous recycled scrap metal primarily to countries in Asia, the Mediterranean region and South America. Ferrous exports made up 60%, 65% and 70% of AMR's total ferrous sales volume in fiscal 2015, 2014 and 2013, respectively. Since fiscal 2012, the rate of growth for global steel production has slowed primarily as a result of decelerating global economic growth, including in China, and a weakening price environment for finished steel as a result of global steel-making overcapacity. As a percentage of our total ferrous sales volumes, AMR's domestic ferrous sales volumes in the North American market has grown over the past three fiscal years. We believe long-term demand for recycled metals will continue to be driven by factors including global infrastructure spending, fixed asset investment, consumer spending, commodity prices, availability of credit, government stimulus programs and by an increased focus on environmental policies promoting the use of recycled metals.
Nonferrous exports made up 62%, 65% and 65% of AMR’s total nonferrous sales volumes in fiscal 2015, 2014 and 2013, respectively. China and the U.S. have been the largest sales destinations in the nonferrous markets, unlike the ferrous market which is highly diversified with no single country dominating sales from year to year.
Distribution
AMR delivers recycled ferrous and nonferrous scrap metal to foreign customers by ship and to domestic customers by barge, rail and road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities at Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island, all of which are owned, except for the Providence, Rhode Island facility, which is operated under a long-term lease. We also have access to deep water terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks. Our seven deep water terminals enable us to load ferrous material in large vessels capable of holding up to 50,000 tons for trans-oceanic shipments. Additionally, because we own most of the terminal facilities at which AMR operates, AMR is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. We believe that AMR’s loading costs are lower than at terminal facilities operated by third parties. From time to time, AMR may enter into contracts of affreightment, which guarantee the availability of ocean going vessels, in order to manage the risks associated with ship availability and freight costs.
Our nonferrous products are shipped in containers, which hold 20 to 30 tons, from container ports and rail ramps located in close proximity to our recycling facilities. Containerized shipments are exported by marine vessels to customers globally and domestic shipments are typically shipped by rail or by truck.
AMR sells used auto parts from its self-service retail stores. Once customers have pulled desirable parts from the vehicle, we remove other valuable ferrous and nonferrous parts which are consolidated and shipped primarily to wholesale customers by truck.

5 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The salvaged autobodies are crushed and shipped by truck to our metals recycling facilities where geographically feasible, or to third-party recyclers, for shredding.
Sources of Unprocessed Metal
The most common forms of purchased unprocessed metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, waste metal from manufacturing operations and demolition metal from buildings and other obsolete structures. Unprocessed metal is acquired from a diverse base of suppliers who unload at our facilities, from drop boxes at suppliers’ industrial sites and through negotiated purchases from other large suppliers, including railroads, industrial manufacturers, automobile salvage facilities, metal dealers, various government entities and individuals. We typically seek to locate our retail auto parts stores in major population centers with convenient road access. Our auto parts store network spans 15 states in the U.S. and two provinces in Western Canada, with a majority of the stores concentrated in regions where our large shredders are located. Through our network of auto parts stores, we seek to obtain salvaged vehicles from five primary sources: private parties, tow companies, charities, auto auctions and municipal contracts. AMR has a program to purchase vehicles from private parties called “Cash for Junk Cars” which is advertised in local markets. Private parties either call a toll-free number and receive a quote for their vehicle or obtain an instant online quote. The private party can either deliver the vehicle to one of our retail locations or arrange for the vehicle to be picked up. AMR also employs car buyers who travel to vendors and bid on vehicles.
The majority of AMR’s scrap metal collection and processing facilities receive unprocessed metal via major railroad routes, waterways or highways. Metals recycling facilities situated near metal sellers and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of AMR’s West Coast facilities provide access to sources of unprocessed metal in the Northern California region, northward to Western Canada and Alaska, and to the east, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada and, from time to time, the Midwest. In the Southeastern U.S., approximately half of AMR’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide AMR with metals that are by-products of their manufacturing processes. The supply of scrap metal from these sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in scrap metal prices, particularly in the short term.
Backlog
As of September 30, 2015, AMR had a backlog of orders to sell $48 million of export ferrous metal compared to $91 million in the prior year primarily as a result of a decrease in selling prices compared to the prior year. Additionally, as of September 30, 2015, AMR had a backlog of orders to sell $33 million of export nonferrous metal compared to $44 million in the prior year primarily due to the decrease in selling prices and timing of sales. We expect to fill the entirety of the backlog of orders for export ferrous and nonferrous metal during fiscal 2016.
Competition
AMR competes in the U.S. and in Western Canada for the purchase of scrap metal with large, well-financed recyclers of scrap metal, steel mills that own scrap yards and, increasingly in recent years, with smaller metal facilities and dealers. AMR's auto stores compete for the purchase of end-of-life vehicles with other auto dismantlers, used car dealers, auto auctions and metal recyclers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the source of scrap metal and end-of-life vehicles. AMR also competes with brokers that buy scrap metal on behalf of domestic and foreign steel mills.
In recent years and continuing in fiscal 2015, an environment of lower economic growth rates and lower prices constrained scrap generation in the U.S. which, coupled with incremental investments in equipment by competitors that increased scrap recycling capacity in certain regional markets, led to increasing market pressure on supply flows of scrap metal, including end-of-life vehicles, and margin compression. During fiscal 2014 and 2015, the continued challenging market conditions led to an industry trend of reductions in capacity through idling of equipment and curtailment of operations, including by large and well-capitalized companies, while a number of smaller competitors consolidated or exited the scrap market due to the protracted cyclical downturn.
AMR competes globally for the sale of processed recycled metal to finished steel and other metal product producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost), reliability of service, product quality, the relative value of the U.S. dollar and the availability and price of scrap metal and scrap metal substitutes. In fiscal 2014 and 2015, the increased production and availability of iron ore, a raw material used in steel-making in blast furnaces which compete with EAF steel-making production that uses primarily ferrous scrap, led to a declining price trend for iron ore. This among other reasons may be a contributing factor to weaker demand and lower prices for ferrous scrap in our export markets. While the availability of iron ore may continue to expand in the near-term, we believe worldwide long-term demand for ferrous recycled

6 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

scrap metal will continue to increase as a result of the significant steel-making production efficiencies and environmental benefits compared to the use of iron ore. AMR also competes for the sale of used auto parts to retail customers with other self-service and full-service auto dismantlers. The auto parts industry is characterized by diverse and fragmented competition and comprises a large number of aftermarket and used auto parts suppliers of all sizes, ranging from large, multinational corporations which serve both original equipment manufacturers and the aftermarket on a worldwide basis to small, local entities which have more limited supply. The main competitive factors impacting the retail sale of auto parts are price, availability of product, quality and convenience of the retail stores to customers.
We believe AMR's ability to process substantial volumes of scrap metal products, state-of-the-art equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and operational synergies of its integrated platform provide its business with the ability to compete in varying market conditions.
Steel Manufacturing Business
Business
SMB operates a steel mini-mill in McMinnville, Oregon that produces a wide range of finished steel products using recycled metal and other raw materials. AMR is the sole supplier for SMB’s scrap metal requirements, which SMB purchases at rates that approximate market prices for shipments from the West Coast of the U.S.
Manufacturing
SMB’s melt shop includes an EAF, a ladle refining furnace with enhanced steel chemistry refining capabilities, and a five-strand continuous billet caster, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast of the U.S. The melt shop produced 600 thousand, 580 thousand and 546 thousand tons of steel in the form of billets during fiscal 2015, 2014 and 2013, respectively. SMB continues to reinvest in its melt shop to improve efficiencies in the melting process.
SMB also operates two computerized rolling mills that allow for synchronized operations of the rolling mills and related equipment. Billets produced in SMB’s melt shop are reheated in two natural gas-fueled furnaces and are then hot-rolled through one of the two rolling mills to produce finished products. SMB has completed a number of improvement projects to both mills designed to increase both their operating efficiency and the types of products that can be competitively produced. SMB continues to monitor the market for new products and, through discussions with customers, to identify additional opportunities to expand its product lines and sales. SMB’s effective annual finished goods production capacity is approximately 800 thousand tons under current conditions.
Products
SMB produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominantly used for SMB’s finished products, but also have been produced for sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the tensile strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire and stucco netting. Merchant bar consists of round, flat and square steel bars used by manufacturers to produce a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings, pre-stressed concrete strand, and farm equipment. SMB is also certified to produce high-quality rebar to support nuclear power plant construction and has a license to produce certain patented high-strength specialty steels.
The table below sets forth, on a revenue and volume basis, the sales of finished steel products during the last three fiscal years ended August 31:

	2015		2014		2013
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Finished steel products	$363,795	539,984	$377,678	533,147	$346,982	487,542
_____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in short tons (one short ton = 2,000 pounds).
Customers
SMB’s customers are principally steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2015, SMB sold its finished steel products to customers located primarily in the Western U.S. and Canada. Customers in California accounted for 46% of SMB’s revenues in fiscal 2015. SMB’s ten largest

7 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

customers accounted for 42%, 40% and 43% of its revenues during fiscal 2015, 2014 and 2013, respectively. No SMB customer accounted for 10% or more of consolidated revenues in fiscal 2015, 2014 and 2013.
The table below sets forth SMB revenues from domestic and foreign customers for the last three fiscal years ended August 31 (in thousands):

	2015	2014	2013
Domestic	$349,145	$354,420	$304,598
Foreign(1)	25,892	34,220	47,856
Total	$375,037	$388,640	$352,454
____________________________

(1)	Consists entirely of sales to Canada.
Distribution
SMB sells directly from its mini-mill in McMinnville, Oregon and its owned distribution center in El Monte, California (Los Angeles area). Products are shipped from the mini-mill to the distribution center primarily by rail. The distribution center facilitates sales by maintaining an inventory of products close to major customers for just-in-time delivery. SMB communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Shipments to customers are made by common carrier, primarily truck or rail.
Supply of Scrap Metal
We believe SMB operates the only mini-mill in the Western U.S. that obtains its scrap metal requirements from an affiliated metal recycler. AMR provides a mix of recycled metal grades to SMB, which allows SMB to achieve optimum efficiency in its melting operations.
Energy Supply
SMB needs a significant amount of electricity to run its operations, primarily its EAF. SMB purchases electricity under a long-term contract with McMinnville Water & Light (“MW&L”), which in turn relies on the Bonneville Power Administration (“BPA”). We entered into our current contract with MW&L in October 2011 that will expire in September 2028.
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
Energy costs represented 5% of SMB’s cost of goods sold in fiscal 2015, 2014 and 2013.
Backlog
SMB generally ships products within days after the receipt of a purchase order. As of September 30, 2015 and 2014, SMB had a backlog of orders of $13 million and $25 million, respectively.
Competition
SMB’s primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah and Washington; Gerdau Long Steel North America’s facility in California; and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, SMB competes with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. In recent years, a trend of increasing volumes of imported steel products has been observed in SMB's primary domestic markets, driven by the global overcapacity in steel-making production and by the relative strengthening of the U.S. dollar which increases the competitiveness of imports. The principal competitive factors in SMB’s market are price, quality, service, product availability and the relative value of the U.S. dollar.
Large volumes of low-priced imports have, and have the potential to, negatively impact the ability of SMB to compete. For more than a decade, SMB, as part of a U.S. industry coalition, has petitioned the U.S. Government under our international trade laws for relief in the form of antidumping and countervailing duties against wire rod and rebar products from a number of foreign countries. Many of those cases have been successful and as of the start of fiscal 2015, antidumping duty orders were in effect related to imports of rebar from Belarus, China, Indonesia, Latvia, Moldova, Poland and Ukraine; antidumping duty orders were in effect related to imports of wire rod from Brazil, Indonesia, Mexico, Moldova and Trinidad and Tobago; and a countervailing duty order was in effect related to imports of wire rod from Brazil. The duties imposed as part of these orders are periodically reassessed. In addition, every five years the U.S. government conducts sunset reviews to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative

8 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

decisions allow the orders to continue for an additional five years. The next reviews for rebar and wire rod will be 2018 and 2019, respectively.
In fiscal 2015, following affirmative determinations by both the International Trade Commission and the U.S. Department of Commerce, the following new antidumping and countervailing duty orders were issued: Rebar from Mexico (antidumping only) and Turkey (countervailing duty only); and Wire rod from China. In particular, the high duties on Mexican rebar and Chinese wire rod are expected to generally lead to a reduction in the volume of imports.
The Canadian government also issued an antidumping duty order on rebar from China, Korea, and Turkey and a countervailing duty order on rebar from China. The high duties on Chinese and Korean rebar, in particular, are also expected to generally lead to a reduction in the volume of imports into Canada.
Strategic Focus
Integrated Operations Maximize Opportunities for Synergies and Cost Efficiencies
In the fourth quarter of fiscal 2015, we modified our internal organizational and reporting structure to combine our auto parts and metals recycling businesses into a single operating platform, which is intended to further optimize the efficiencies within the platform, enable additional synergies to be captured throughout our supply chain and global sales channel, and more effectively leverage our shared services functions. Through our integrated operating platform, we also seek to generate operational efficiencies through the use of regionally-based supply networks and national commercial market activities. Operations at more than 100 facilities support relationships within our supply channels to maximize available volumes, and our commercial flexibility benefits the entire value chain, which enhances our ability to adjust to market changes. In addition, we have implemented operational efficiencies and cost savings through the reduction of management layers and consolidated shared services functions including in finance, information technology, environmental, safety and human resources functions.
Use of our Operating Platform to Meet Both Domestic and Global Demand
Our AMR operating platform includes a wide-ranging network of locations that allows us to directly access customers domestically and around the world to meet demand for recycled metal wherever it is greatest. Our seven deep water terminal facilities enable us to bulk load large vessels capable of trans-oceanic shipments, thereby allowing us to efficiently ship products globally. We achieve cost efficiencies because we own the majority of these terminal facilities, which reduces the likelihood of berthing delays often experienced by users of unaffiliated terminals, and because we are able to ship bulk cargoes of up to 50,000 tons, which generally have lower freight costs on a per-ton basis than containerized shipments that hold 20 to 30 tons. We also use an internal and third-party logistics network to transport both ferrous and nonferrous metals by truck, rail and barge to efficiently meet regional domestic demand in our North American market.
Continuous Improvement Initiatives
We are an efficient and competitive producer of both recycled metal and finished steel products. In order to maximize the operating income for both operations, we have historically focused on, and will continue to emphasize, continuous improvement programs, including productivity initiatives and technology investments which seek to maximize ferrous and nonferrous scrap metal recovery and to improve productivity in our steel manufacturing operations. The objective of these programs is to identify areas in existing processes that could be made more efficient or where current performance could be improved and to recommend and implement solutions that could increase revenues or reduce costs by increasing output, recovery and productivity.
In recent years, we undertook a number of productivity improvements and restructuring initiatives designed to reduce operating expenses and improve profitability, including further integration among our operating platforms. In fiscal 2013 and 2014, we implemented productivity improvement and restructuring initiatives which achieved a reduction in annual pre-tax operating costs of $25 million and $40 million, respectively, and were completed by the end of fiscal 2015. The benefits associated with these initiatives occurred primarily as a result of a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.
In fiscal 2015, we initiated and implemented restructuring initiatives including idling underutilized metals recycling assets and closing seven auto parts stores to more closely align our business to the prevalent market conditions. We also implemented measures focused on further reducing our annual operating expenses at Corporate and AMR through headcount reductions, reducing organizational layers, consolidating shared services functions and other non-headcount measures. These initiatives target an improvement in annual pre-tax operating results of $60 million , of which we achieved approximately $28 million of benefits in our fiscal 2015 results, with the substantial majority of the full annual benefits expected to be achieved in fiscal 2016. Six of the closed auto parts stores qualified for discontinued operations reporting. See Note 10 - Discontinued Operations and Note 12 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

9 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

During fiscal 2015, 2014 and 2013, we spent $32 million, $39 million and $90 million, respectively, on capital improvements. These capital expenditures primarily reflect our significant investments in modern equipment to improve the efficiency and capabilities of our businesses in order to further maximize our economies of scale and to comply with environmental regulations. Our capital expenditures in fiscal 2015 included costs to upgrade our equipment and infrastructure and expand on our investments in environmental and safety-related assets. We currently plan to invest up to $50 million in capital expenditures on similar projects in fiscal 2016, exclusive of any acquisitions.
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
Although our objective is to maintain compliance with applicable environmental regulations, we have, in the past, been found not to be in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site (see discussion in Risk Factors in Part I, Item 1A and Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report). In fiscal 2015, capital expenditures related to ongoing environmental compliance were $10 million, and we expect to spend up to $18 million on capital expenditures for ongoing environmental compliance in fiscal 2016.
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

10 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Physical Impacts of Climate Change on Our Costs and Operations
There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. As many of our recycling facilities are located near deep water ports, significantly rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship product to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to AMR and SMB. In addition, sustained periods of increased temperature levels in the summer in areas where our retail auto parts operations are located could result in less customer traffic, thus resulting in reduced admissions and parts sales.
Employees
As of September 30, 2015, we had 2,955 full-time employees, consisting of 2,312 employees at AMR, 446 employees at SMB and 197 corporate administrative employees. Of these employees, 698 were covered by collective bargaining agreements. The SMB contract with the United Steelworkers of America, which covers 325 of these employees, was renewed and ratified in June 2012 and will expire on March 31, 2016. We believe that in general our labor relations are good.
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
From time to time, we may use our website as a channel of distribution of material Company information. Financial and other material information regarding our Company is routinely posted on and accessible at http://www.schnitzersteel.com/investors.aspx. In addition, you may automatically receive e-mail alerts and other information about our Company by visiting the “E-mail Alerts” section at http://www.schnitzersteel.com/investors.aspx and registering your email address.

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
Risk Factors Relating to Our Business
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are one of the potentially responsible parties (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs referred to as the “Lower Willamette Group” (“LWG”) is conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. However, the EPA largely rejected this

11 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

draft FS, and took over the drafting process. The EPA provided their revised draft FS to the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identifies five possible remedial alternatives which range in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly and estimates a range of four to 18 years to implement the remedial work, depending on the selected alternative. We and other stakeholders have identified a number of concerns regarding the EPA’s cost estimates, scheduling assumptions and conclusions regarding the effectiveness of remediation technologies. The revised draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. While the revised draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). The EPA is in the process of presenting its conceptual remedy to the LWG, EPA’s partners, and the National Remedy Review Board (scheduled for November 2015), and has stated it expects to release a Proposed Cleanup Plan for public review and comment in the Spring of 2016. Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2017 or commence remediation activities until 2024. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Separately, the natural resource trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. Given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows
Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used including global steel manufacturing and residential construction in the U.S. are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, and foreign currency exchange fluctuations. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition and cash flows. While we believe that drivers such as infrastructure growth in developing economies and demand for environmentally sustainable raw materials will continue to drive long-term global demand for recycled metal, we are unable to predict the duration of the current challenging economic and industry conditions that are contributing to a weaker demand environment for our products and constrained supply of raw materials.
Changes in the availability or price of raw materials and end-of-life vehicles could reduce our sales
Our businesses require certain materials that are sourced from third party suppliers. Although the synergies from our integrated operations allow us to be our own source for some raw materials, particularly with respect to scrap metal for SMB, we rely on other suppliers for most of our raw material needs. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower scrap metal prices, such as the declining price environment we experienced in fiscal 2015, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities tightening supply. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity in the scrap recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials, such as alloys used in the steel-making process, could adversely impact our ability to make steel to the specifications of our customers.

12 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Significant decreases in scrap metal prices may adversely impact our operating results
The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled scrap metal are volatile and beyond our control. In recent years and accelerating in fiscal 2015, scrap metal prices experienced a significant downward trend caused primarily by the weak macroeconomic conditions and global steel-making overcapacity, which was further exacerbated by the impact of lower iron ore prices, a raw material used in steel-making in blast furnaces which compete with EAF steel-making production that uses ferrous scrap as its primary feedstock. While we attempt to respond to changing recycled scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled scrap metal sales prices, which may adversely impact our operating income and cash flows. For example, in fiscal 2015 lower export demand for recycled scrap metal relative to demand and competition for supply of unprocessed scrap metal in the domestic market compressed operating margins due to export selling prices decreasing at a faster rate than purchase prices for unprocessed scrap metal. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices and net selling prices.
Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products
Economic expansions and contractions in global economies can result in supply and demand imbalances in the global steel industry that can significantly affect the price of commodities used and sold by our business, as well as the price of and demand for finished steel products. In a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect free market conditions. Overcapacity and excess steel production in these foreign countries may encourage exports of aggressively priced semi-finished and finished steel products which can lead to disruptions in steel-making operations within other countries that could negatively impact demand for our recycled scrap metal products used by EAF mills globally as their primary feedstock, and encourage imports of foreign steel products into the U.S. at similarly aggressive prices which compete with sales by SMB. Existing trade laws and regulations may be inadequate to prevent disadvantageous trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict or impose duties on the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, global demand for our recycled scrap metal products could decline and imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for AMR's recycled metal products and SMB’s finished steel products.
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
In the second quarter of fiscal 2015, management identified the combination of a significant further weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which negatively impacted volumes, the planned idling or closure of certain production facilities and retail stores, the Company’s recent financial performance and a decline in the Company’s market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units. Based on the results of the impairment test, the Company recorded an impairment charge of $141 million representing the entire carrying amount of MRB’s goodwill as of the measurement date of February 1, 2015.
In the fourth quarter of fiscal 2015, and immediately prior to the change in reporting units to which goodwill is allocated corresponding with the formation of our AMR operating segment, which replaced the MRB and APB operating segments, we performed the annual impairment test of the remaining carrying value of goodwill held at the APB reporting unit with a measurement date of July 1, 2015. For the APB reporting unit with goodwill of $177 million as of the measurement date, the estimated fair

13 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

value of the reporting unit exceeded its carrying value by approximately 22% and, therefore, no goodwill impairment was identified. Beginning on July 1, 2015, our goodwill is carried by two regionally-defined reporting units within the AMR operating segment.
Additional declines or a lack of recovery of market conditions in the metals recycling industry from current levels, a trend of weaker than anticipated financial performance, including the pace and extent of operating margin and volume recovery, a decline in our share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies and Estimates in Part II, Item 7 of this report.
Impairment of long-lived assets may adversely affect our operating results
Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset, an impairment is recorded for the difference between the carrying amount and the fair value of the asset. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, the Company’s financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived assets is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations. During fiscal 2015, we recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations in the amount of $44 million. See Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail on long-lived asset impairment charges.
Our productivity improvement and restructuring initiatives may not achieve the expected benefits or cost reductions
We have undertaken a number of productivity improvements and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. In fiscal 2015, restructuring initiatives included idling underutilized assets and closing seven auto parts stores at AMR to more closely align our business to the prevailing global market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and further reducing our annual operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We have incurred significant restructuring charges and other exit-related costs in fiscal 2014 and 2015 as a result of these activities and expect to incur restructuring and exit-related costs associated with these initiatives until fiscal 2017. Failure to achieve or sustain the expected cost reductions and benefits related to these restructuring initiatives could have a material adverse effect on our results of operations and cash flows.
Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences
We have completed a number of acquisitions in recent years and may continue to make acquisitions of complementary businesses to enable us to enhance our customer base and grow our revenues. Execution of our acquisition strategy involves a number of risks, including:

•	Difficulty integrating the acquired businesses’ personnel and operations;

•	Potential loss of key employees or customers of the acquired business;

•	Difficulties in realizing anticipated cost savings, efficiencies and synergies;

•	Unexpected costs;

•	Inaccurate assessment of or undisclosed liabilities;

•	Inability to maintain uniform standards, controls and procedures; and

•	Difficulty in managing growth.
If we do not successfully execute our acquisition strategy and the acquired businesses do not perform as projected, our financial condition and results of operations could be materially adversely affected.

14 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Changing economic conditions may result in customers not fulfilling their contractual obligations
We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its payment obligation under the contract prior to our shipment of the cargo. Although not considered normal course of business, in times of changing economic conditions, including during periods of sharply falling scrap metal prices such as we experienced in fiscal 2015, there is an increased risk that customers may not be willing or able to fulfill their contractual obligations or open letters of credit. As of August 31, 2015 and 2014, 28% and 39%, respectively, of our trade accounts receivable balance were covered by letters of credit.
Further increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products
A significant portion of AMR’s revenues is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, Africa and Europe. A strengthening U.S. dollar, as experienced in fiscal 2015, makes our products more expensive for non-U.S. customers, which may negatively impact export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products reducing demand for our products.
We are exposed to translation and transaction risks associated with fluctuations in foreign currency exchange rates Hedging instruments may not be effective in mitigating such risks and may expose us to losses or limit our potential gains
Our operations in Canada expose us to translation and transaction risks associated with fluctuations in foreign currency exchange rates as compared to the U.S. dollar, our reporting currency. As a result, we are subject to foreign currency exchange risks due to exchange rate movements in connection with the translation of the operating costs and the assets and liabilities of our foreign operations into our functional currency for inclusion in our Consolidated Financial Statements.
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

15 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Reliance on third party shipping companies may restrict our ability to ship our products
AMR and SMB generally rely on third parties to handle and transport raw materials to their production facilities and products to customers. Despite our practice of utilizing a diversified group of suppliers of transportation, due to factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, third party shipping companies may be forced to increase their charges for transportation services or otherwise reduce the availability of their vehicles or ships, and thus we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.
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
Climate change may adversely impact our facilities and our ongoing operations
The potential physical impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present, for example rising sea levels at our deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship products to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to AMR and SMB , which could have an adverse effect on our sales or cause us to fail to meet our sales commitments. In addition, sustained periods of increased temperature levels in the summer in areas where our auto store operations are located could result in reduced customer traffic, thus resulting in lower admissions and parts sales.
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

16 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

A cybersecurity incident may adversely impact our financial condition, results of operations and reputation
We face global cybersecurity risks and threats on a continual and ongoing basis. These risks and threats range from inadvertent release of sensitive information to sophisticated and targeted measures directed at us. Our operations involve use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results and strategies. While we are not aware of any material cyber-attacks or breaches of our systems to date, we have and continue to implement measures to safeguard our systems and mitigate potential risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.
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

17 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Risk Factors Relating to Our Employees
Reliance on employees subject to collective bargaining may restrict our ability to operate
Approximately 24% of our full-time employees are represented by unions under collective bargaining agreements, including substantially all of the manufacturing employees at our SMB steel manufacturing facility. As these agreements expire, we may not be able to negotiate extensions or replacements of such agreements on acceptable terms. Any failure to reach an agreement with one or more of our unions may result in strikes, lockouts or other labor actions, including work slowdowns or stoppages, which could have a material adverse effect on our results of operations.
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
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. Based on the actuarial valuation for the WISPP as of October 1, 2014, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 78.2%, which is below the targeted funding ratio specified in the agreement with the IRS. In 2014, the WISPP obtained relief from the specified funding requirements from the IRS, without which the IRS could have revoked the amortization extension retroactively to the 2002 plan year resulting in a material liability for the Company’s share of the resulting funding deficiency.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

18 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. PROPERTIES
Our facilities and administrative offices by type, including their total acreage, were as follows as of August 31, 2015:

Division	No. of Facilities	Acreage
		Leased	Owned	Total
Corporate offices – Domestic	1	—	—	—
Auto and Metals Recycling:
Domestic:(1)
Administrative offices	3	—	5	5
Collection and processing	38	48	674	722
Collection	7	5	23	28
Stores	51	597	147	744
Non-operating sites(4)	17	44	57	101
Foreign:(2)				—
Collection and processing	4	33	4	37
Collection	2	6	3	9
Stores	4	51	—	51
Non-operating sites(4)	7	40	—	40
Steel Manufacturing Business:
Domestic:
Steel mill and administrative offices	2	—	85	85
Non-operating sites(4)	1	—	51	51
Total company:
Domestic	120	694	1,042	1,736
Foreign(2)	17	130	7	137
Total(3)	137	824	1,049	1,873
_____________________________

(1)	We jointly own 36 acres in California at three of our sites with minority interest partners.

(2)	All foreign facilities are located in Canada.

(3)	For long-lived assets by geography, see Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

(4)	Non-operating sites are comprised of owned and leased real properties, some of which are sublet to external parties.

We consider all properties, both owned and leased, to be well-maintained, in good operating condition and suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters that arise in the ordinary course of business involving normal and routine claims, including environmental compliance matters. Except in connection with our status as a potentially responsible party with respect to the Portland Harbor Superfund Site, which is described in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report and is incorporated into this item, we currently believe that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
In fiscal 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We actively engaged in discussions with the Commonwealth's representatives, which resulted in a settlement agreement to resolve the alleged violations. A consent judgment was jointly filed with and entered by the Superior Court for the County of Suffolk, Commonwealth of Massachusetts on September 24, 2015. The settlement involves a $450,000 cash payment, an additional $450,000 in suspended payments to be waived upon completion of a shredder emission control system and certain other specified milestones, and $350,000 in supplemental environmental projects that we have agreed to undertake.
The Alameda County District Attorney and the California Office of the Attorney General, the latter on behalf of certain state agencies, are jointly investigating alleged violations of environmental requirements, including but not limited to those related to hazardous waste management and water quality, at one of our operations in the State. We are currently engaged in extensive discussions with the governmental representatives concerning the nature, extent and schedule for implementation of various facility

19 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

upgrades and remedial activities that have been completed or that are underway and are included in our capital expenditure budget and that we believe will resolve the underlying environmental concerns identified by the agencies. We have also continued to dispute certain of the allegations that have been raised and maintain that the operational practices giving rise to those allegations were in compliance with applicable laws. To date, no complaint has been filed by the District Attorney or the State although we anticipate that the settlement of this matter will ultimately involve the simultaneous filing of a complaint and a stipulation (settlement) that involves a commitment to complete agreed-upon actions, payment of a civil penalty, and reimbursement of the agencies’ enforcement costs. Completion of a Supplemental Environmental Project may offset some portion of the penalty. The government has not yet presented a penalty demand or disclosed its enforcement costs, but based on similar enforcement proceedings that have recently been concluded in the State and the government’s positive response to the facility improvements that have been completed or are underway, we do not believe that the resolution of this enforcement proceeding will be material to our financial position, results of operations, cash flows or liquidity.
The California Office of the Attorney General has also received a formal enforcement referral relating to another facility that we operate in the State. This matter grew out of an agency inspection of the facility and subsequent issuance of a Summary of Violations setting forth a number of alleged violations relating to hazardous waste management requirements. We were notified by the agency that our response to the Summary of Violations was not accepted and that the matter had been referred to the Attorney General, but to date we have received no communication from the Attorney General’s Office concerning this matter. Based on the nature of the specific allegations, and the fact that the activities in question were conducted several years ago and are not ongoing, we do not believe the resolution of this threatened enforcement proceeding will be material to our financial position, results of operations, cash flows or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.

20 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 201 holders of record of Class A common stock on October 22, 2015. Our Class A common stock has been trading since November 16, 1993. The following table sets forth the high and low trading stock prices reported on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2015
	High Price	Low Price	Dividends Per Share
First Quarter	$28.23	$21.41	$0.1875
Second Quarter	$24.04	$15.69	$0.1875
Third Quarter	$19.30	$15.06	$0.1875
Fourth Quarter	$20.65	$15.16	$0.1875

	Fiscal 2014
	High Price	Low Price	Dividends Per Share
First Quarter	$31.85	$24.88	$0.1875
Second Quarter	$33.32	$24.71	$0.1875
Third Quarter	$30.04	$24.46	$0.1875
Fourth Quarter	$28.44	$24.13	$0.1875

Our Class B common stock is not publicly traded. There were 2 holders of record of Class B common stock on October 22, 2015.
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. Prior to fiscal 2015, we had repurchased approximately 6.9 million shares of our Class A common stock under the program. In fiscal 2015, we repurchased approximately 68 thousand shares of our Class A common stock under the program in an open-market transaction.
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
The table below presents a summary of our share repurchases during the quarter ended August 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 1, 2015 – June 30, 2015	—	—	—	2,072,885
July 1, 2015 – July 31, 2015	67,700	$19.89	67,700	2,005,185
August 1, 2015 – August 31, 2015	—	—	—	2,005,185
Total Fourth Quarter 2015	67,700		67,700

21 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Performance Graph

The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2010 through August 31, 2015, with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

	Year Ended August 31,
	2010	2011	2012	2013	2014	2015
Schnitzer Steel Industries(1)	$100	$103	$63	$59	$67	$44
S&P 500	100	119	140	166	208	209
S&P Steel Index	100	107	76	78	101	80
NASDAQ	100	123	148	176	227	240
_____________________________

(1)	Because we operate in two distinct but related businesses, we have no direct market peer issuers.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$1,915,399	$2,534,926	$2,616,792	$3,340,938	$3,459,194
Operating income (loss)(1)	$(195,529)	$24,364	$(323,178)	$53,668	$185,964
Income (loss) from continuing operations	$(187,849)	$12,400	$(275,781)	$28,917	$123,637
Loss from discontinued operations, net of tax(2)	$(7,227)	$(2,809)	$(4,242)	$—	$(101)
Net income (loss) attributable to SSI	$(197,009)	$5,924	$(281,442)	$27,404	$118,355
Income (loss) per share from continuing operations attributable to SSI (diluted)	$(7.03)	$0.32	$(10.40)	$0.99	$4.24
Net income (loss) per share attributable to SSI (diluted)	$(7.29)	$0.22	$(10.56)	$0.99	$4.23
Dividends declared per common share	$0.750	$0.750	$0.750	$0.410	$0.068
OTHER DATA:
Shipments (in thousands)(3)(4):
Recycled ferrous metal (tons)	3,708	4,309	4,506	5,324	5,534
Recycled nonferrous metal (pounds)	585,435	614,518	580,353	709,057	653,096
Finished steel products (tons)	540	533	488	447	439
Average net selling price(3)(4)(5):
Recycled ferrous metal (per ton)	$269	$348	$354	$410	$412
Recycled nonferrous metal (per pound)	$0.75	$0.83	$0.89	$0.89	$0.98
Finished steel products (per ton)	$639	$677	$680	$715	$697

	August 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA (in thousands):
Total assets	$962,299	$1,355,210	$1,405,512	$1,763,573	$1,890,169
Long-term debt, net of current maturities	$227,572	$318,842	$372,663	$334,629	$403,287
Redeemable noncontrolling interest	$—	$—	$—	$22,248	$19,053
_____________________________

(1)
The operating loss in fiscal 2015 includes a goodwill impairment charge of $141 million, other asset impairment charges of $45 million and restructuring charges and other exit-related costs of $13 million. Operating income in fiscal 2014 includes other asset impairment charges of $1 million and restructuring charges and other exit-related costs of $7 million. The operating loss in fiscal 2013 includes a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million.

(2)
In fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting and whose results have been removed from other data for all periods presented, as applicable. In fiscal 2014, the Company also released an environmental liability of $1 million associated with operations disposed in fiscal 2010. See Note 10 - Discontinued Operations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

(3)
Statistical data on shipments and average net selling price of ferrous and nonferrous metal has been revised for all comparable periods presented to reflect the presentation in fiscal 2015 of the Auto and Metals Recycling (AMR) operating and reportable segment.

(4)	Tons for recycled ferrous metal are long tons (2,240 pounds) and for finished steel products are short tons (2,000 pounds).

(5)
In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers; however, average net selling prices are shown net of amounts billed for freight.

23 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three fiscal years ended August 31, 2015, 2014 and 2013. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

Business
We are one of North America’s largest recyclers of ferrous and nonferrous scrap metal including end-of-life vehicles and a manufacturer of finished steel products.
Prior to the fourth quarter of fiscal 2015, our internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with our plan announced in April 2015, we combined and integrated our auto parts and metals recycling businesses into a single operating platform. This change in organizational structure is intended to further optimize the efficiencies in our operating platform, enabling additional synergies to be captured throughout our supply chain and global sales channels and more effectively leveraging our shared services platform. The change in our internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB operating segments. We began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
We use operating income to measure our segment performance. Restructuring charges and other exit-related costs are not allocated to the segment operating income because we do not include this information in our measurement of the segments’ performance. Expense related to shared services that support operational activities and transactions is allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both segments. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented. For further information regarding our reportable segments, including financial information about geographic areas, see Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Our two reportable segments, AMR and SMB, collectively provide an end-of-life cycle solution for a variety of products through our integrated businesses.
AMR sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. AMR procures scrap supply from salvaged vehicles, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap. Our largest source of autobodies is our own network of auto parts stores, which operate under the commercial brand-name Pick-N-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through 55 self-service auto parts stores. The remaining portions of the vehicles, primarily autobodies and major parts containing ferrous and nonferrous materials, are shipped to our metal recycling facilities, or sold to wholesalers where geographically more economical. AMR then processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. Processed recycled metals are shipped to our own domestic steel mill and to other metal producers globally.
SMB operates a steel mini-mill that produces a wide range of finished steel products. SMB’s scrap metal requirements are sourced nearly 100% through AMR, which SMB purchases at rates that approximate market prices for shipments from the West Coast of the U.S. SMB uses its mini-mill near Portland, Oregon to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains a mill depot in Southern California.
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

24 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.
Strategic Priorities
As we continue to closely monitor economic conditions, we remain focused on the following core strategies to meet our business objectives:

•	Further optimization of our integrated operating platform to maximize opportunities for internal synergies and cost efficiencies;

•	Use of our seven deep water ports and ground-based logistics network to directly access customers globally to meet demand for our products wherever it is greatest;

•	Continuous improvement initiatives to increase production efficiency, improve productivity, enhance effectiveness in our commercial activities and reduce operating expense;

•	Technology and process improvement investments to increase the separation and recovery of recycled materials from our shredding process and to create more value-added products; and

•	Increase market share through selective partnerships, alliances and acquisitions.
In the fourth quarter of fiscal 2015, we modified our internal organizational and reporting structure to combine our auto parts and metals recycling businesses into a single operating platform, which is intended to further optimize production efficiencies, enable additional synergies to be captured throughout our supply chain and global sales channel and more effectively leverage our shared services functions. Our auto parts stores are key suppliers to our metal recycling facilities, and we opportunistically look to enhance the geographic proximity of operations among those facilities. AMR has an integrated presence in the Northwestern U.S., in Northern California and in the Northeastern U.S., near AMR's export facilities in Tacoma, Washington, Portland, Oregon, Oakland, California and Everett, Massachusetts, which benefit from the synergies of this enhanced access to supply.
In fiscal 2015, we initiated and implemented restructuring initiatives consisting of idling underutilized metals recycling assets, including shredders in Johnston, Rhode Island and Surrey, British Columbia, and closing seven auto parts stores at AMR to more closely align our business to the prevalent market conditions. We also implemented productivity improvement initiatives and further reduced our annual operating expenses at AMR and Corporate through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Six of the closed auto parts stores qualified for discontinued operations reporting. See Note 10 - Discontinued Operations and Note 12 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Key economic factors and trends affecting the industries in which we operate
We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. and Western Canada. Global economic conditions, changes in supply and demand conditions and the strength of the U.S. dollar affect market prices for and volumes of recycled ferrous and nonferrous metal in global markets and for steel products in the Western U.S. and Western Canada and can have a significant impact on the results of operations for our reportable segments. Weak global demand, the limited availability of raw materials and the strengthening of the U.S. dollar contribute to lower sales volumes for recycled metals.
Our markets have been impacted by a slowdown of economic activity globally in recent years. The macroeconomic uncertainty, combined with global steel-making overproduction and a strengthening of the U.S. dollar, resulted in deteriorating market conditions for global steel manufacturers and volatile pricing swings. The overall downward trend in commodity prices and selling prices of ferrous and nonferrous recycled materials accelerated in fiscal 2015. The falling scrap metal price environment was exacerbated by a decline in iron ore prices, a raw material used in steel-making in blast furnaces which compete with EAF mills that use ferrous scrap metal as their primary feedstock.The persistently low economic growth in the U.S. and the lower metal scrap price environment also contributed to constrained scrap flows in our domestic supply markets which, combined with significant scrap recycling capacity and competition in certain regional markets, led to margin compression in our AMR business.
Executive Overview of Financial Results
We generated consolidated revenues from continuing operations of $1.9 billion in fiscal 2015, a decrease of 24% from the $2.5 billion of consolidated revenues in the prior year. Consolidated revenues decreased primarily due to significantly lower average

25 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

net selling prices for ferrous and nonferrous scrap metal, both in export and domestic markets, and reduced sales volumes compared to the prior year. The decrease in ferrous and nonferrous scrap metal prices was driven by weaker global steel markets due to excess capacity and overproduction, a further strengthening of the U.S. dollar during the year, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end markets to which we sell. Export net selling prices for ferrous material experienced several periods of sharp declines during fiscal 2015, with prices at the end of the fourth quarter of fiscal 2015 being approximately $150 per ton or approximately 40% lower than the levels at the end of fiscal 2014. Lower sales volumes of recycled scrap metal at AMR were primarily due to a combination of weaker export demand and, to a lesser extent, weaker domestic demand and competition for available raw materials, including end-of-life vehicles, which were only partially offset by higher sales volumes of finished steel products at SMB.
Consolidated operating loss was $196 million in fiscal 2015, compared to consolidated operating income of $24 million in the prior year. Adjusted consolidated operating income in fiscal 2015 was $11 million, which excludes a goodwill impairment charge of $141 million, other asset impairment charges of $45 million, restructuring charges and other exit-related costs of $13 million, and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments of $7 million. This compares to adjusted consolidated operating income of $33 million in the prior year, which excludes other asset impairment charges of $1 million and restructuring charges and other exit-related costs of $7 million (see the reconciliation of adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). In an environment of sharply declining commodity prices, average inventory costs in fiscal 2015 did not decrease as quickly as purchase costs for raw materials, resulting in a substantial adverse effect on cost of goods sold and compression of operating margins at AMR. The lower price environment during the year also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by benefits to cost of goods sold resulting from restructuring actions taken to reduce direct costs of production, including headcount and other non-employee costs, and a decrease in consolidated selling, general and administrative ("SG&A") expense of $17 million, or 9%, compared to the prior year primarily as a result of lower employee compensation expense associated with cost saving and productivity initiatives and reduced incentive compensation due to lower financial performance.
In fiscal 2015, we initiated and implemented additional cost reduction and productivity improvement measures in the first quarter of fiscal 2015 (the "Q1'15 Plan") followed by further cost saving and exit-related initiatives in the second quarter of fiscal 2015 (the "Q2'15 Plan") targeting a combined improvement in annual operating performance of approximately $60 million. The cost reduction and productivity improvements associated with the Q1'15 Plan are driven by a combination of revenue drivers and production and SG&A cost reduction initiatives with a targeted aggregate annual improvement of $14 million. The improvements to performance associated with the Q2'15 Plan are driven by strategic actions consisting of idling shredding equipment and closing seven auto parts stores at AMR to more closely align our business to the prevalent market conditions, targeting an improvement in annual operating performance of approximately $18 million, as well as actions to reduce our annual operating expenses at Corporate and AMR, primarily SG&A expense, by approximately $28 million through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. In fiscal 2015, we achieved approximately $28 million in benefits related to the Q1'15 and Q2'15 Plans, with the substantial majority of the full annual benefits from these initiatives expected to be achieved in fiscal 2016. We recognized $17 million of restructuring charges and other exit-related costs in connection with these initiatives in fiscal 2015, $4 million of which are reported within discontinued operations. See Results of Operations in Item 7 for additional discussion of these plans.
Net loss from continuing operations attributable to SSI in fiscal 2015 was $190 million, or $(7.03) per diluted share, compared to net income from continuing operations attributable to SSI of $9 million, or $0.32 per diluted share, in the prior year. Adjusted net income from continuing operations attributable to SSI for fiscal 2015, excluding asset impairments, restructuring charges and other exit-related costs and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments was $4 million, or $0.13 per diluted share, compared to $16 million, or $0.58 per diluted share, in the prior year (see the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 7).
We generated positive cash flows from operating activities in fiscal 2015 of $145 million, an increase of $3 million compared to $141 million in the prior year, primarily from lower net working capital. In fiscal 2015, we used cash generated by operating activities primarily to fund capital expenditures of $32 million, pay dividends of $20 million and repay debt, which decreased by $91 million compared to the end of fiscal 2014.
The following items summarize our consolidated financial results for fiscal 2015:

•	Revenues of $1.9 billion, compared to $2.5 billion in the prior year;

•	Operating loss of $196 million, compared to operating income of $24 million in the prior year;

•
Adjusted operating income of $11 million, compared to $33 million in the prior year (see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 7);

26 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

•
Net loss from continuing operations attributable to SSI of $190 million, or $(7.03) per diluted share, compared to net income from continuing operations attributable to SSI of $9 million, or $0.32 per diluted share, in the prior year;

•
Adjusted net income from continuing operations attributable to SSI of $4 million, or $0.13 per diluted share, compared to $16 million, or $0.58 per diluted share, in the prior year (see the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 7); and

•	Net loss attributable to SSI of $197 million, or $(7.29) per diluted share, compared to net income of $6 million, or $0.22 per diluted share, in the prior year.
The following items summarize our consolidated cash flow and balance sheet information for fiscal 2015:

•	Net cash provided by operating activities of $145 million, compared to $141 million in the prior year;

•	Debt, net of cash, of $205 million, compared to $294 million as of the prior year-end (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of Item 7); and

•	Dividends paid of $20 million, compared to $20 million in the prior year.
The following items highlight our reportable segment financial results for fiscal 2015:

•	AMR revenues of $1.7 billion and operating loss of $164 million, compared to revenues of $2.3 billion and operating income of $55 million in the prior year;

•
AMR adjusted operating income of $28 million in fiscal 2015, compared to $56 million in the prior year (see the reconciliation of AMR adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7); and

•	SMB revenues of $375 million and operating income of $20 million, compared to revenues of $389 million and operating income of $19 million in the prior year.

27 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Revenues:
Auto and Metals Recycling	$1,716,296	$2,334,389	$2,442,679	(26)%	(4)%
Steel Manufacturing Business	375,037	388,640	352,454	(4)%	10%
Intercompany revenue eliminations(1)	(175,934)	(188,103)	(178,341)	(6)%	5%
Total revenues	1,915,399	2,534,926	2,616,792	(24)%	(3)%
Cost of goods sold:
Auto and Metals Recycling	1,567,356	2,141,253	2,247,058	(27)%	(5)%
Steel Manufacturing Business	348,499	362,843	339,625	(4)%	7%
Intercompany cost of goods sold eliminations(1)	(173,177)	(188,141)	(177,237)	(8)%	6%
Total cost of goods sold	1,742,678	2,315,955	2,409,446	(25)%	(4)%
Selling, general and administrative expense:
Auto and Metals Recycling	129,117	138,255	144,710	(7)%	(4)%
Steel Manufacturing Business	6,160	7,259	6,288	(15)%	15%
Corporate(2)	35,315	41,999	38,750	(16)%	8%
Total selling, general and administrative expense	170,592	187,513	189,748	(9)%	(1)%
Income from joint ventures:
Auto and Metals Recycling	(1,541)	(1,136)	(1,330)	36%	(15)%
Change in intercompany profit elimination(3)	51	(60)	147	NM	NM
Total income from joint ventures	(1,490)	(1,196)	(1,183)	25%	1%
Goodwill impairment charge:
Auto and Metals Recycling	141,021	—	321,000	NM	NM
Other asset impairment charges:
Auto and Metals Recycling	44,374	928	13,053	4,682%	(93)%
Corporate(2)	745	532	—	40%	NM
Total other asset impairment charges	45,119	1,460	13,053	2,990%	(89)%
Operating income (loss):
Auto and Metals Recycling	(164,031)	55,089	(281,812)	NM	NM
Steel Manufacturing Business	20,378	18,538	6,541	10%	183%
Segment operating income (loss)	(143,653)	73,627	(275,271)	NM	NM
Restructuring charges and other exit related costs(4)	(13,008)	(6,830)	(7,906)	90%	(14)%
Corporate expense(2)	(36,060)	(42,531)	(38,750)	(15)%	10%
Change in intercompany profit elimination(5)	(2,808)	98	(1,251)	NM	NM
Total operating income (loss)	$(195,529)	$24,364	$(323,178)	NM	NM
_____________________________
NM = Not Meaningful

(1)	AMR sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. market prices. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

(3)
The joint ventures sell recycled metal to AMR and to SMB at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties.

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

28 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Revenues
Fiscal 2015 compared with fiscal 2014
Consolidated revenues for fiscal 2015 decreased primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal and reduced sales volumes compared to the prior year. Export net selling prices for shipments of recycled ferrous metal experienced multiple sharp declines throughout fiscal 2015, decreasing by approximately $150 per ton, or approximately 40%, compared to the end of the fourth quarter of fiscal 2014. The decrease in ferrous and nonferrous scrap metal prices were driven by weaker global steel markets due to excess capacity and overproduction, a further strengthening of the U.S. dollar during the year, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end markets to which we sell. Domestic net selling prices for ferrous metal also decreased sharply during the year. Lower sales volumes of recycled scrap metal by AMR were primarily due to a combination of weaker export demand and, to a lesser extent, weaker domestic demand and competition for available raw materials including end-of-life vehicles, which were only partially offset by higher sales volumes of finished steel products at SMB. In fiscal 2015, we increased the share of domestic sales of ferrous material due to relatively stronger domestic demand compared to the export market.
Fiscal 2014 compared with fiscal 2013
Consolidated revenues for fiscal 2014 decreased primarily due to lower average net selling prices for ferrous and nonferrous metal and reduced sales volumes of export ferrous metal as a result of continued weak economic conditions globally that negatively impacted export demand for recycled metal, which was only partially offset by higher volumes for domestic sales of recycled ferrous and nonferrous metal and finished steel products. Export selling prices of recycled ferrous metal declined sharply for shipments in the middle of fiscal 2014 as a result of weaker global demand and the impact of severe winter weather conditions on the domestic markets, partially offset by a modest recovery in export selling prices for shipments near the end of the fiscal year. Lower sales volumes were primarily due to a combination of weaker export demand and competition for available raw materials which continued to adversely impact supply.
Operating Income (Loss)
Fiscal 2015 compared with fiscal 2014
Consolidated operating loss was $196 million in fiscal 2015, compared to consolidated operating income of $24 million in the prior year. Adjusted consolidated operating income in fiscal 2015 was $11 million, which excludes a goodwill impairment charge of $141 million, other asset impairment charges of $45 million, restructuring charges and other exit-related costs of $13 million, and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments of $7 million. This compares to adjusted consolidated operating income of $33 million in the prior year, which excludes other asset impairment charges of $1 million and restructuring charges and other exit-related costs of $7 million (see the reconciliation of adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). In an environment of sharply declining commodity prices, average inventory costs in fiscal 2015 did not decrease as quickly as purchase costs for raw materials, resulting in a substantial adverse effect on cost of goods sold and compression of operating margins at AMR. The lower price environment during the year also adversely impacted the supply of scrap metal, which led to lower processed volumes further compressing operating margins. The effects of these adverse conditions on operating results were partially offset by benefits to cost of goods sold resulting from restructuring actions taken to reduce direct costs of production, including headcount and other non-employee costs. Consolidated operating results in fiscal 2015 also benefited from an increase in operating income at SMB of $2 million primarily as a result of higher sales volumes, increased rolling mill utilization levels and lower SG&A expense.
Operating results in fiscal 2015 included a reduction in consolidated SG&A expense of $17 million, or 9%, compared to the prior year primarily as a result of lower employee compensation of $10 million associated with headcount reductions and productivity initiatives implemented in fiscal 2014 and 2015 and reduced incentive compensation from lower financial performance, a reduction in selling and marketing expense of $3 million and a legal settlement resulting in an insurance reimbursement of $2 million in fiscal 2015.
In the second quarter of fiscal 2015, we identified the combination of a significant further weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which negatively impacted volumes, the planned idling or closure of certain production facilities and auto parts stores, our recent financial performance and a decline in our market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $141 million related to the goodwill allocated to the former MRB reporting unit, while the goodwill allocated to the former APB reporting unit was deemed not to be impaired. We did not record any goodwill impairment charges in fiscal 2014. See further discussion in the Critical Accounting Policies section at the end of Part II, Item 7 of this report.
In the second quarter of fiscal 2015, we also undertook a series of strategic actions to improve our operating performance in connection with the Q2'15 Plan. At AMR, we reduced shredding capacity on both the East and West Coasts in order to increase

29 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

operating efficiency while lowering costs, and we initiated plans to close certain auto parts stores in Massachusetts, Oregon and Western Canada. Operations at these auto parts stores were fully wound down in the third quarter of fiscal 2015. As a result of these actions, in the second quarter of fiscal 2015, we tested the recoverability of certain assets and recorded a non-cash long-lived asset impairment charge of $44 million. In addition, during fiscal 2015 we recorded non-cash impairment charges of $3 million on various other assets, compared to impairment charges of $1 million for fiscal 2014. See the Long-Lived Assets and the Other Asset Impairment Charges sections of Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for tabular presentation of long-lived and other asset impairment charges recorded during the periods presented.
Consolidated operating results in fiscal 2015 also included restructuring charges and other exit-related costs of $13 million, compared to charges of $7 million in fiscal 2014. Additional restructuring charges and other exit-related costs of $4 million were included in the results of discontinued operations in fiscal 2015, compared to charges of less than $1 million for fiscal 2014. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related costs of $7 million in fiscal 2015 consisted of asset impairments and accelerated depreciation of assets in connection with the closure of certain operations, compared to other exit-related costs of $1 million for fiscal 2014. These charges relate to restructuring initiatives under four separate plans: the plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”), the “Q1’14 Plan,” the “Q1’15 Plan” and the "Q2'15 Plan."
The Q4'12 Plan initiatives, which were completed by the end of fiscal 2013, achieved a reduction in operating costs of approximately $25 million on an annualized basis, comprising approximately $18 million of SG&A expense and $7 million of cost of goods sold.
In the first quarter of fiscal 2014, we initiated the Q1’14 Plan and began implementing restructuring and productivity initiatives to reduce our annual operating expenses by approximately $30 million, which was subsequently increased to $40 million later in the fiscal year. We achieved approximately $29 million of benefit in fiscal 2014, with the full annual benefit achieved in fiscal 2015. The majority of the reduction in operating expenses occurred at AMR and resulted from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements. In fiscal 2014, we incurred restructuring charges and other exit-related costs of approximately $6 million in connection with the Q1'14 Plan, which was substantially completed in fiscal 2014. In fiscal 2015, we incurred restructuring charges of less than $1 million in connection with the Q1'14 Plan.
In the first quarter of fiscal 2015, we initiated the Q1'15 Plan and started implementing additional productivity initiatives at AMR to improve profitability through a combination of revenue drivers and cost reduction initiatives. In addition to the measures announced in October 2014 with a targeted annual improvement of $7 million, we identified additional cost reduction and productivity initiatives aimed at reducing SG&A expense in connection with the Q1'15 Plan and increased the overall targeted annual improvement at AMR to $14 million. In fiscal 2015, we achieved a total benefit from these cost saving and productivity initiatives of approximately $10 million at AMR with the full annual run rate expected to be achieved in fiscal 2016. The benefits from the productivity improvement initiatives impacting cost of goods sold was more than offset by the decline in nonferrous commodity prices during fiscal 2015. We incurred restructuring charges of approximately $2 million in connection with the Q1'15 Plan, which was substantially completed in fiscal 2015.
At the end of the second quarter of fiscal 2015, we initiated the Q2'15 Plan, consisting of additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling shredding equipment and closing seven auto parts stores at AMR to more closely align the Company's business to the prevalent market conditions. We expanded these initiatives in the third quarter of fiscal 2015 by announcing measures aimed at further reducing our annual operating expenses, primarily SG&A, through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. These restructuring initiatives target an improvement in annual performance of approximately $46 million. The strategic actions consisting of idling of assets and closure of stores are expected to contribute approximately $18 million of this amount, of which approximately one-third is from reduced depreciation expense, starting in the second half of fiscal 2015 with the full annual run rate expected to be achieved in fiscal 2016. The SG&A cost saving measures are expected to contribute $28 million of this amount, with approximately one-third benefiting fiscal 2015 and the substantial majority of the remaining benefit expected to be achieved in fiscal 2016. In fiscal 2015, we achieved an aggregate estimated benefit of approximately $18 million from these initiatives. We expect to incur restructuring charges of approximately $11 million in connection with the Q2'15 Plan, consisting of employee termination benefits of $6 million, contract termination costs of $2 million and other restructuring costs of $2 million. We recognized $9 million of these restructuring charges in fiscal 2015. As discussed above, we also incurred other exit-related costs of $7 million in fiscal 2015 consisting of asset impairments and accelerated depreciation of assets in connection with the idling of assets and closure of certain operations.

30 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Year Ended August 31,
	2015				2014			2013
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Total Charges
Restructuring charges:
Severance costs	$(37)	$428	$5,330	$5,721	$(44)	$4,651	$4,607	$2,443	$2,443
Contract termination costs	377	—	1,245	1,622	675	709	1,384	3,229	3,229
Other restructuring costs	—	1,223	2,048	3,271	—	410	410	2,234	2,234
Total restructuring charges	340	1,651	8,623	10,614	631	5,770	6,401	7,906	7,906
Other exit-related costs:
Asset impairments and accelerated depreciation	—	—	6,502	6,502	—	566	566	—	—
Total other exit-related costs	—	—	6,502	6,502	—	566	566	—	—
Total restructuring charges and exit-related costs	$340	$1,651	$15,125	$17,116	$631	$6,336	$6,967	$7,906	$7,906

Restructuring charges and other exit-related costs included in continuing operations				$13,008			$6,830		$7,906
Restructuring charges and other exit-related costs included in discontinued operations				$4,108			$137		$—
We do not include restructuring charges and other exit-related costs in the measurement of the performance of our operating segments. The significant majority of restructuring charges require us to make cash payments.
See Note 12 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Fiscal 2014 compared with fiscal 2013
Consolidated operating income in fiscal 2014 was $24 million which included restructuring charges and other exit-related costs of $7 million and other asset impairment charges of $1 million, compared to a consolidated operating loss of $323 million in fiscal 2013, which included a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges of $8 million. Adjusted consolidated operating income in fiscal 2014 was $33 million, an increase of $14 million, or 74%, compared to adjusted consolidated operating income of $19 million in fiscal 2013 (see the reconciliation of adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). Export selling prices for recycled ferrous metal were subject to downward pressure in fiscal 2014, leading to overall lower average export selling prices compared to the prior year. The benefits from productivity initiatives, primarily impacting AMR, were largely offset by the continued challenging ferrous and nonferrous market conditions and the impact of constrained supply conditions for raw materials in our domestic markets. Consolidated operating results in fiscal 2014 also benefited from an increase in operating income at SMB of $12 million primarily as a result of improved demand for finished steel products leading to higher sales volumes and benefits from productivity improvements.
Operating results in fiscal 2014 included a reduction of $2 million in selling, general and administrative ("SG&A") expense. Restructuring and cost saving initiatives primarily benefited AMR, whose SG&A expense declined by $6 million mainly from headcount reductions and lower professional and outside services. This was partially offset by higher incentive compensation and share-based compensation expense compared to the prior year and SG&A expense associated with new auto parts store locations acquired or opened by AMR over the previous two fiscal years.
In the fourth quarter of fiscal 2013, an interim impairment test of goodwill allocated to our reporting units resulted in a non-cash goodwill impairment charge of $321 million at the former MRB reporting unit. In addition, during the fourth quarter of fiscal 2013, we recorded impairment charges of $13 million on various other assets. In fiscal 2014, we recorded other asset impairment charges of $1 million on a combination of assets held for sale and other assets. See the Other Asset Impairment Charges section of Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for tabular presentation of other asset impairment charges recorded during the periods presented. During the first quarter of fiscal 2014, we elected to change the annual goodwill impairment testing date from February 28 to July 1 of each year resulting in an assessment of the goodwill carried in the former MRB and APB reporting units as of July 1, 2014. For each of these reporting units, the calculated fair value exceeded its carrying value, thus indicating that the goodwill balances were not impaired as of July 1, 2014.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Consolidated operating income in fiscal 2014 also included restructuring charges and other exit-related costs of $7 million, consisting of severance, contract termination, other restructuring costs and exit-related impairments, compared to restructuring charges of $8 million in fiscal 2013. Additional restructuring charges and other exit-related costs of less than $1 million were included in the results of discontinued operations in fiscal 2014. These charges include restructuring initiatives under the Q4'12 Plan and the Q1'14 Plan.
Other Income, net
Other income, net was $4 million, $1 million and less than $1 million for fiscal 2015, 2014 and 2013, respectively. The increase from fiscal 2014 to fiscal 2015 was primarily due to foreign currency transaction gains. For more information about our foreign currency transactions, see Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Interest Expense
Interest expense was $9 million, $11 million and $10 million for fiscal 2015, 2014 and 2013, respectively. The decrease from fiscal 2014 to fiscal 2015 was primarily due to decreased average borrowings under our bank credit facilities. For more information about our outstanding debt balances, see Note 9 – Long-Term Debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Income Tax (Expense) Benefit

	Year Ended August 31,
	2015	2014	2013
Income (loss) from continuing operations before income taxes	$(200,464)	$14,982	$(332,724)
Income tax (expense) benefit	$12,615	$(2,582)	$56,943
Effective tax rate	6.3%	17.2%	17.1%
Income tax (expense) benefit from continuing operations was $13 million, $(3) million and $57 million for fiscal 2015, 2014 and 2013, respectively.
Our effective tax rate from continuing operations in fiscal 2015 was a benefit of 6.3%, which was lower than the U.S. federal statutory rate of 35%. The effective tax rate was reduced by 33% for valuation allowances on deferred tax assets and the aggregate impact of excluding foreign income taxed at different rates. Those expenses were partially offset by the recognition of a $13 million benefit related to the realization of foreign investment basis for tax purposes. The increase in valuation allowance on deferred tax assets was recognized as a result of negative evidence, including recent losses in all tax jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses.
Our effective tax rate from continuing operations in fiscal 2014 was an expense of 17.2% and was lower than the U.S. federal statutory rate of 35%. The effective tax rate benefited from a fixed asset tax basis study performed during fiscal 2014 which resulted in the recognition of a tax benefit of $2 million, as well as the aggregate impact of excluding income associated with noncontrolling interests, foreign income taxed at different rates, and certain deductions and credits. Other significant items impacting the effective tax rate included the recognition of a valuation allowance against certain foreign and state deferred tax assets and the recognition of a liability for unrecognized tax benefits of $2 million. The valuation allowance on deferred tax assets of certain foreign and state tax jurisdictions increased by $2 million compared to the prior year and was recognized as a result of negative evidence, including recent losses in certain foreign and state jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized.
Our effective tax rate from continuing operations in fiscal 2013 was a benefit of 17.1% and differed from the U.S. federal statutory rate of 35% primarily due to the recognition of an expense of $29 million to record a valuation allowance on deferred tax assets mainly related to a foreign subsidiary, the impact of the non-deductible portion of the goodwill impairment charge and the impact of the foreign tax rate differential on operating losses recorded by our foreign subsidiaries. The deferred tax assets at the foreign subsidiary for which a valuation allowance was recorded were related primarily to deductible temporary differences created in fiscal 2013 by the goodwill impairment charge and by net operating losses at the subsidiary.
We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed. As of August 31, 2015, we believe that it is more likely than not that we will realize the benefits of our deferred tax assets, net of valuation allowances.

32 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

See Note 18 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
Discontinued Operations
In the third quarter of fiscal 2015, in connection with the Q2'15 Plan, we ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the AMR reportable segment. In fiscal 2014, we released certain environmental liabilities of $1 million that arose from and were directly related to the operations of a component of our AMR business that qualified for separate classification as a discontinued operation in fiscal 2010 prior to the disposal.
Operating results of discontinued operations were comprised of the following (in thousands):

	Year Ended August 31,
	2015	2014	2013
Revenues	$8,263	$15,682	$8,270
Loss from discontinued operations before income taxes	(7,227)	(2,888)	(4,725)
Income tax benefit	—	79	483
Loss from discontinued operations, net of tax	$(7,227)	$(2,809)	$(4,242)

See Note 10 - Discontinued Operations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

33 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Financial results by reportable segment
We operate our business across two reportable segments: AMR and SMB. Additional financial information relating to these reportable segments is contained in Note 21 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Auto and Metals Recycling

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except for prices)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Ferrous revenues	$1,098,225	$1,628,685	$1,729,336	(33)%	(6)%
Nonferrous revenues	488,036	556,139	562,968	(12)%	(1)%
Retail and other revenues	130,035	149,565	150,375	(13)%	(1)%
Total segment revenues	1,716,296	2,334,389	2,442,679	(26)%	(4)%
Cost of goods sold	1,567,356	2,141,253	2,247,058	(27)%	(5)%
Selling, general and administrative expense	129,117	138,255	144,710	(7)%	(4)%
Income from joint ventures	(1,541)	(1,136)	(1,330)	36%	(15)%
Goodwill impairment charge	141,021	—	321,000	NM	NM
Other asset impairment charges	44,374	928	13,053	4,682%	(93)%
Segment operating income (loss)	$(164,031)	$55,089	$(281,812)	NM	NM
Average recycled ferrous metal sales prices ($/LT):(1)
Domestic	$275	$345	$343	(20)%	1%
Foreign	$265	$350	$358	(24)%	(2)%
Average	$269	$348	$354	(23)%	(2)%
Ferrous sales volume (LT, in thousands):
Domestic	1,472	1,508	1,333	(2)%	13%
Foreign	2,236	2,801	3,173	(20)%	(12)%
Total ferrous sales volume (LT, in thousands)	3,708	4,309	4,506	(14)%	(4)%
Average nonferrous sales price ($/pound)(1)(3)	$0.75	$0.83	$0.89	(10)%	(7)%
Nonferrous sales volumes (pounds, in thousands)(3)	585,435	614,518	580,352	(5)%	6%
Cars purchased (in thousands)(2)	337	360	347	(6)%	4%
Number of auto parts stores at period end	55	56	55	(2)%	2%
Outbound freight included in cost of goods sold (in thousands)	$120,297	$146,431	$150,485	(18)%	(3)%
_____________________________
LT = Long Ton, which is 2,240 pounds
NM = Not meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Cars purchased by auto parts stores only.

(3)	Average sales price and volume information excludes PGM metals in catalytic converters.

Fiscal 2015 compared with fiscal 2014
Revenues
The 33% decrease in ferrous revenues and 12% decrease in nonferrous revenues were primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal, as well as reduced sales volumes compared to the prior year. Export net selling prices for shipments of recycled ferrous metal experienced multiple sharp declines throughout fiscal 2015, decreasing by approximately $150 per ton, or approximately 40%, compared to the end of the fourth quarter of fiscal 2014. These decreases were driven by weaker global steel markets due to excess capacity and overproduction, a further strengthening of the U.S. dollar during the year, the impact of lower iron ore prices on market conditions for recycled metals and weaker demand in the end-markets to which we sell. Domestic net selling prices for ferrous metal also decreased sharply during the year. Lower sales volumes

34 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

were primarily due to a combination of weaker export demand and, to a lesser extent, weaker domestic demand and competition for available raw materials. In fiscal 2015, we increased the share of domestic sales of ferrous material due to relatively stronger domestic demand compared to the export market.
Segment Operating Income (Loss)
Operating loss for fiscal 2015 was $164 million, compared to operating income of $55 million in the prior year. Adjusted operating income in fiscal 2015, excluding a goodwill impairment charge of $141 million, other asset impairment charges of $44 million and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments of $7 million, was $28 million, compared to adjusted operating income of $56 million in fiscal 2014 (see the reconciliation of AMR adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). Operating results in fiscal 2015 were negatively impacted by the sharp decline in selling prices resulting in a significant adverse impact on cost of goods sold from average inventory accounting and compression of operating margins. The lower price environment also adversely impacted the supply of scrap metal, including end-of-life vehicles, which led to lower processed volumes further compressing operating margins. The effects of these adverse conditions on operating results were partially offset as operating results benefited from a decrease in SG&A expense of $9 million compared to the prior year primarily as a result of lower employee compensation of $6 million associated with headcount reduction and productivity initiatives implemented in fiscal 2014 and 2015 and by reduced incentive compensation from lower financial performance, and lower selling and marketing expense of $3 million. In fiscal 2015, AMR achieved a total benefit of approximately $28 million in connection with the cost saving and productivity initiatives and other strategic actions initiated in fiscal 2015, with the benefits from productivity improvements impacting cost of goods sold more than offset by the continued challenging ferrous and nonferrous market conditions and the impact of constrained supply conditions for raw materials.
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill allocated to the former MRB reporting unit. The impairment test resulted in a non-cash goodwill impairment charge of $141 million. We also undertook a series of strategic actions at AMR by reducing shredding capacity on both the East and West Coasts in order to improve operating efficiency while lowering costs, and closing seven auto parts stores to more closely align our business to the prevalent market conditions. As a result of these actions, we tested the recoverability of certain assets and recorded a non-cash long-lived asset impairment charge of $44 million, $42 million of which is reported in AMR's operating results in other asset impairment charges and $3 million of which is reported in discontinued operations in the Consolidated Statements of Operations. In connection with the reduction in shredder capacity and store closings, we also recognized accelerated depreciation costs of $7 million, which are recorded in restructuring charges and other exit-related costs and are not reflected in AMR's operating results. Further for fiscal 2015, we recorded non-cash impairment charges of $3 million on assets held for sale at AMR, which are reported within other asset impairment charges.
AMR's results of operations do not include operating results from discontinued operations. See Note 10 – Discontinued Operations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Fiscal 2014 compared with fiscal 2013
Revenues
The decrease of 6% in ferrous revenues was due to lower average net selling prices and reduced sales volumes of export ferrous metal as a result of continued weak economic conditions globally that adversely impacted export demand for recycled metal. This was partially offset by higher sales volumes for domestic sales of recycled ferrous metal. Export selling prices of recycled ferrous metal declined sharply for shipments in the middle of fiscal 2014 as a result of weaker global demand and the impact of severe winter weather conditions on the domestic markets, partially offset by a slight recovery in export selling prices for shipments near the end of the fiscal year. A combination of weaker export demand and competition for available raw materials continued to adversely impact supply, which contributed to the lower ferrous sales volumes.
The decrease in nonferrous revenues was primarily due to lower average selling prices as a result of continued weak economic conditions, which more than offset the beneficial impact of improved recovery of nonferrous materials processed through our enhanced processing technologies.
Segment Operating Income (Loss)
Operating income for fiscal 2014 was $55 million, compared to operating loss of $282 million in fiscal 2013. Adjusted operating income in fiscal 2014, excluding other asset impairment charges of $1 million, was $56 million, an increase of $4 million compared to adjusted operating income in fiscal 2013 (see the reconciliation of AMR adjusted operating income (loss) in Non-GAAP Financial Measures at the end of Item 7). Export selling prices for recycled ferrous metal were subject to downward pressure in fiscal 2014, leading to overall lower average export selling prices compared to the prior year. The benefits from productivity improvements impacting cost of goods sold were largely offset by the continued challenging ferrous and nonferrous market conditions and the impact of constrained supply conditions for raw materials leading to a modest improvement in adjusted operating results. Operating results in fiscal 2014 benefited from restructuring and cost saving initiatives at AMR leading to a reduction in SG&A expenses

35 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

of $6 million. The decrease compared to the prior year was driven primarily by a reduction of $2 million in employee compensation expense from headcount reduction and $2 million in professional and outside services costs, offset by incremental expenses related to the nine auto parts store locations acquired in fiscal 2013.
Steel Manufacturing Business

	For the Year Ended August 31,
				% Increase/(Decrease)
($ in thousands, except price)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Revenues(1)	$375,037	$388,640	$352,454	(4)%	10%
Cost of goods sold	348,499	362,843	339,625	(4)%	7%
Selling, general and administrative expense	6,160	7,259	6,288	(15)%	15%
Segment operating income	$20,378	$18,538	$6,541	10%	183%
Finished goods average sales price ($/ST)(2)	$639	$677	$680	(6)%	—%
Finished steel products sold (ST, in thousands)	540	533	488	1%	9%
Rolling mill utilization	73%	70%	66%	4%	6%
_____________________________
ST = Short Ton, which is 2,000 pounds

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Fiscal 2015 compared with fiscal 2014
Revenues
Revenues decreased by $14 million, or 4%, compared to the prior year primarily due to lower average sales prices for finished steel products reflecting lower raw material costs and higher import activity, which more than offset the increase in sales volumes due to higher demand in our West Coast markets mainly driven by improved business conditions for non-residential construction.
Segment Operating Income
Operating income for fiscal 2015 was $20 million, an improvement of $2 million compared to $19 million in the prior year. The improved results were primarily due to higher sales volumes, increased rolling mill utilization levels and a decrease in SG&A expense due to recognition of bad debt expense of $1 million in fiscal 2014.
Fiscal 2014 compared with fiscal 2013
Revenues
Revenues increased by $36 million or 10%, compared to the prior year primarily due to increased sales volumes for finished steel products as a result of higher demand in our West Coast markets mainly driven by improved non-residential construction. These benefits were partially offset by slightly lower average sales prices due to the impact of reduced costs of raw materials.
Segment Operating Income
Operating income for fiscal 2014 was $19 million, an improvement of $12 million compared to $7 million in the prior year. The significantly improved results were primarily due to higher sales volumes, the impact of raw material costs of goods sold decreasing at a faster rate than the average sales price of finished steel products, and benefits from operational efficiencies and productivity improvements coupled with increased rolling mill utilization levels. The improved results were partially offset by recognition of bad debt expense of $1 million in fiscal 2014.

Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $23 million and $26 million as of August 31, 2015 and 2014, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We also use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2015, debt, net of cash, was $205 million compared to $294 million as of August 31, 2014 (refer to Non-GAAP Financial Measures below), a decrease of $88 million

36 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

primarily as a result of the positive cash flows generated by operating activities. Our cash balances as of August 31, 2015 and 2014 include $5 million and $4 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in fiscal 2015 was $145 million, compared to $141 million in fiscal 2014 and $39 million in fiscal 2013.
Sources of cash in fiscal 2015 included a $56 million decrease in accounts receivable primarily due to the timing of sales and collections and a $69 million decrease in inventories due to the impacts of decreasing raw materials prices and timing of purchases and sales. Uses of cash included a $36 million decrease in accounts payable due to lower raw material purchase prices and the timing of payments. A significant amount of cash generated by operating activities in fiscal 2015 stemmed from a reduction in net working capital primarily as a result of the sharply declining price environment for ferrous and nonferrous scrap metal and to a lesser extent lower inventory volumes, as well as positive operating performance. In an environment of stable or increasing scrap metal prices, which would require a greater use of cash for net working capital items, our ability to generate significant positive cash flows from operating activities would be largely dependent upon achieving positive operating performance.
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
Investing Activities
Net cash used in investing activities in fiscal 2015 was $28 million, compared to $41 million in fiscal 2014 and $112 million in fiscal 2013.
Cash used in investing activities in fiscal 2015 included $32 million in capital expenditures to upgrade our equipment and infrastructure and expand on our investments in environmental and safety-related assets.
Cash used in investing activities in fiscal 2014 included $39 million in capital expenditures to upgrade our equipment and infrastructure and expand on our investments in environmental and safety-related assets.
Cash used in investing activities in fiscal 2013 included $90 million in capital expenditures, including investments in the construction of a new shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, and construction of a new nonferrous processing facility in Puerto Rico. Cash used in investing activities also included $25 million for acquisitions.
Financing Activities
Net cash used in financing activities for fiscal 2015 was $119 million, compared with $88 million in fiscal 2014 and $4 million in fiscal 2013.
Cash used in financing activities in fiscal 2015 included $20 million for cash dividends and $91 million in net repayments of debt (refer to Non-GAAP Financial Measures below).
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

37 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Credit Facilities
Following is a summary of our outstanding balances and availability on credit facilities and long-term debt (in thousands):

	Outstanding as of 8/31/2015	Remaining Availability
Unsecured, uncommitted credit line	$—	$25,000
Bank unsecured revolving credit facility(1)	$215,000	$472,921
Tax-exempt economic development revenue bonds due January 2021	$7,700	N/A
Other debt obligations	$848	N/A
_____________________________

(1)	Remaining availability is net of $5 million of outstanding stand-by letters of credit as of August 31, 2015.
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
We had borrowings outstanding under the credit facility of $215 million and $305 million as of August 31, 2015 and 2014, respectively. The weighted average interest rate on amounts outstanding under this facility was 1.95% and 1.91% as of August 31, 2015 and 2014, respectively.
We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on April 1, 2016. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this facility as of August 31, 2015 and 2014.
We use these credit facilities to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases. The two bank credit agreements contain various representations and warranties, events of default and financial and other covenants which could limit or restrict our ability to create liens, raise additional capital, enter into transactions with affiliates, acquire and dispose of businesses, guarantee debt, and consolidate or merge. The financial covenants include a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures divided by consolidated fixed charges, and a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. On June 25, 2015, we amended our unsecured committed bank credit facility primarily to revise the definition of EBITDA used to calculate the consolidated fixed charge coverage ratio to exclude expenses incurred in connection with the implementation of business realignment, cost containment and productivity improvement programs and losses associated with discontinued operations for the fiscal quarters ending May 31, 2015, August 31, 2015, November 30, 2015 and February 29, 2016, and to decrease the minimum ratio permitted from 1.50 to 1.00 to 1.25 to 1.00 for the fiscal quarters ending August 31, 2015, November 30, 2015 and February 29, 2016. We refer to the Forms 8-K dated February 14, 2011 and April 16, 2012, and Part II, Item 6, Exhibit 4.1 of the Form 10-Q dated June 30, 2015 which include as attachments copies of the unsecured committed bank credit agreement, as amended, for the detailed methodology for calculating the financial covenants.
As of August 31, 2015, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.25 to 1.00 and was 1.83 to 1 as of August 31, 2015. The consolidated leverage ratio is required to be no more than 0.55 to 1.00 and was 0.31 to 1 as of August 31, 2015. While we expect to remain in compliance with these covenants, there can be no assurances that we will be able to do so in the event of a sustained deterioration from current market conditions or other negative factors which adversely impact our results of operations and financial position, and lead to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under both agreements. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurance that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
In addition, as of August 31, 2015 and 2014, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures
Capital expenditures totaled $32 million, $39 million and $90 million for fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 capital expenditures were primarily to upgrade our equipment and infrastructure and for investments in environmental compliance projects. Our capital expenditures in fiscal 2014 included completion of our investment in the construction of a nonferrous processing facility in Puerto Rico. Fiscal 2013 capital expenditures included investments in the construction of a shredder, advanced processing equipment and related infrastructure for our facility in Surrey, British Columbia, and the substantial portion of construction of the nonferrous processing facility in Puerto Rico.
We currently plan to invest up to $50 million in capital expenditures on upgrades and environmental compliance projects in fiscal 2016, similar to the upgrades and expenditures made in fiscal 2015, exclusive of any capital expenditures for acquisitions, using cash generated from operations and available lines of credit.
Environmental Compliance
Our commitment to recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $10 million, $8 million and $5 million for environmental projects in fiscal 2015, 2014 and 2013, respectively. We plan to invest up to $18 million in capital expenditures for environmental projects in fiscal 2016. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. On March 30, 2012 the group submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS to the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identifies five possible remedial alternatives which range in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly and estimates a range of four to 18 years to implement the remedial work, depending on the selected alternative. We and other stakeholders have identified a number of concerns regarding the EPA's cost estimates, scheduling assumptions and conclusions regarding the effectiveness of remediation technologies. The revised draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. While the revised draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). The EPA is in the process of presenting its conceptual remedy to the LWG, EPA’s partners, and the National Remedy Review Board (scheduled for November 2015), and has stated it expects to release a Proposed Cleanup Plan for public review and comment in the spring of 2016. Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2017 or commence remediation activities until 2024. Responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process, which is currently underway. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not reasonably possible to estimate the amount or range of costs which we are likely or which are reasonably possible to incur in connection with the Site, although such costs could be material to our financial position, results of operations, future cash flows and liquidity. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Share Repurchase Program
Pursuant to our amended share repurchase program, we have existing authorization to repurchase up to approximately 2.0 million shares of our Class A common stock when we deem such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to fiscal 2015, we had repurchased approximately 6.9 million shares of the 9 million shares authorized for repurchase under the program. In the fourth quarter of fiscal 2015, we repurchased an additional 68 thousand shares of our Class A common stock.

39 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Subsequent to the end of fiscal 2015 and through October 27, 2015, we repurchased an additional 203 thousand shares of our Class A common stock in open market transactions totaling $3.5 million.
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
Off-Balance Sheet Arrangements
None.
Contractual Obligations and Commitments
We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2015 (in thousands):

	Payment Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual Obligations
Long-term debt(1)	$84	$215,087	$92	$98	$89	$8,098	$223,548
Interest payments on long-term debt(2)	4,248	2,846	48	42	36	115	7,335
Capital leases, including interest	1,175	1,176	910	878	862	2,775	7,776
Operating leases	22,230	20,961	17,795	14,421	10,497	24,940	110,844
Purchase obligations(3)	38,350	11,012	10,718	11,012	11,012	10,527	92,631
Other(4)	215	442	380	302	299	2,636	4,274
Total	$66,302	$251,524	$29,943	$26,753	$22,795	$49,091	$446,408
_____________________________

(1)	Long-term debt represents the principal amounts of all outstanding long-term debt, maturities of which extend to 2028.

(2)
Interest payments on long-term debt are based on interest rates in effect as of August 31, 2015. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.

(3)
Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, including purchases of inventory items to be sold in the ordinary course of business.

(4)	Other contractual obligations consist of pension funding obligations and other accrued liabilities.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2015, we had $16 million outstanding under these arrangements.
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

Our critical accounting estimates include those related to goodwill, long-lived assets, environmental costs, inventories, accounting for business combinations and revenue recognition.

40 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Goodwill
We evaluate goodwill for impairment annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). Prior to the fourth quarter of fiscal 2015, the reporting units to which goodwill had been allocated were equivalent to our operating segments, MRB and APB. In the fourth quarter of fiscal 2015, we changed our internal organizational and reporting structure to combine the auto and metals recycling businesses, which resulted in the formation of a new operating and reportable segment, AMR, replacing our MRB and APB operating segments. This change led to the identification of components within AMR based on the disaggregation of financial information regularly reviewed by segment management by geographic area. Components with similar economic characteristics were aggregated into reporting units and goodwill was reassigned to the affected reporting units using the relative fair value approach as of the date of the reassessment, July 1, 2015. Beginning on that date, our goodwill is carried by two regionally-defined reporting units. Our SMB operating segment has no goodwill allocated to it.
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
We also use a market approach based on earnings multiple data and our Company’s market capitalization to corroborate our reporting units’ valuations. We reconcile the Company’s market capitalization to the aggregated estimated fair value of our reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. The implied control premium resulting from the difference between our market capitalization (based on the average trading price of our Class A common stock for the two-week period ended July 1, 2015) and the higher aggregated estimated fair value of our reporting units was within the historical range of mean and median premiums observed on historical transactions within the steel-making, scrap processing and metals industries. We identified specific reconciling items, including market participant synergies, which supported the implied control premium as of July 1, 2015.

41 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

In the second quarter of fiscal 2015, we identified the combination of a significant further weakening in market conditions, continued constrained supply of raw materials due to the lower price environment which negatively impacted volumes, the planned idling or closure of certain production facilities and auto parts stores, the Company’s recent financial performance and a decline in our market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. In connection with the interim impairment test performed in the second quarter of fiscal 2015, we used a measurement date of February 1, 2015.
For the MRB reporting unit with goodwill of $141 million as of February 1, 2015, the first step of the impairment test showed that the fair value of the MRB reporting unit was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, we concluded that no implied fair value of goodwill remained for the MRB reporting unit, resulting in an impairment of the entire carrying amount of MRB’s goodwill totaling $141 million. For the APB reporting unit with goodwill of $176 million as of February 1, 2015, the estimated fair value of the reporting unit exceeded its carrying value by approximately 20%.
In the fourth quarter of fiscal 2015, and immediately prior to the change in reporting units to which goodwill is allocated corresponding with the formation of the AMR operating segment, which replaced the MRB and APB operating segments, we performed the annual impairment test of the remaining carrying value of goodwill held at the APB reporting unit with a measurement date of July 1, 2015. For the APB reporting unit with goodwill of $177 million as of the measurement date, the estimated fair value of the reporting unit exceeded its carrying value by approximately 22% and, therefore, no goodwill impairment was identified. The projections used in the income approach for APB took into consideration the impact of current market conditions for ferrous and nonferrous commodities, the cost of obtaining adequate supply flows of end-of-life vehicles and recent trends of self-service parts sales. The projections assumed a recovery of operating margins from the current historically low levels over a multi-year period, including the benefits from recently initiated productivity improvements and cost saving measures, but remaining significantly below the level of operating margins experienced in fiscal years 2010 and 2011. The market-based WACC used in the income approach for APB was 10.43%. The terminal growth rate used in the discounted cash flow model was 1%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 1.5% or more or weaker-than-anticipated improvements in operating margins could have resulted in a failure of the step one quantitative impairment test for the APB reporting unit as of July 1, 2015.
After performing the annual test of the goodwill carried by our APB reporting unit as of July 1, 2015, and as a result of the change in operating segments and redefinition of our reporting units as of that date, we allocated goodwill to two regionally-defined reporting units and evaluated if it was more likely than not that the fair value of either of the two regionally-defined reporting units with allocated goodwill was below its carrying value as of July 1, 2015, which would indicate a triggering event requiring a goodwill impairment test. Based on our assessment as of July 1, 2015, it was not more likely than not that the fair value of each reporting unit with allocated goodwill was below its carrying value.
As a result of the inherent uncertainty associated with forming the estimates described above, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in our estimates of the reporting units' fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines or a lack of recovery of market conditions in the metals recycling industry from current levels, a trend of weaker than anticipated financial performance of our reporting units with allocated goodwill including the pace and extent of operating margin and volume recovery, a decline in our share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
Long-Lived Assets
We test long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We test our asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined primarily using the cost and market approaches. During fiscal 2015, we recorded $44 million of impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations. These charges are reported

42 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

in the Consolidated Statements of Operations within other asset impairment charges or discontinued operations, if related to a component of the Company qualifying for discontinued operations reporting.
Environmental Costs
We operate in industries that inherently possess environmental risks. To manage these risks, we employ both our own environmental staff and outside consultants. Environmental staff and finance personnel meet regularly to discuss environmental risks. We estimate future costs for known environmental remediation requirements and accrue for them on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than any other, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these liabilities, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which accruals are established are made. The factors we consider in the recognition and measurement of environmental liabilities include:

•	Current regulations, both at the time the liability is established and during the course of the investigation or remediation process, which specify standards for acceptable remediation;

•	Information about the site which becomes available as the site is studied and remediated;

•	The professional judgment of senior level internal staff, who take into account similar, recent instances of environmental remediation issues, and studies of our sites, among other considerations;

•	Available technologies that can be used for remediation; and

•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the costs of study and remediation.
Our accrued environmental liabilities as of August 31, 2015 included $1 million related to third party investigation costs for the Portland Harbor Superfund site. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that we may incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Therefore, no additional amounts have been accrued. See Contingencies – Environmental in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Inventories
Our inventories primarily consist of processed and unprocessed scrap metal (ferrous, nonferrous, and nonferrous recovered joint product arising from the manufacturing process), semi-finished steel products (billets), finished steel products (primarily rebar, merchant bar and wire rod) and used and salvaged vehicles, which are reported within finished goods. Inventories are stated at the lower of cost or market. We consider estimated future selling prices when determining the estimated net realizable value for our inventory. As AMR generally sells its recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, we utilize the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand.
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

43 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Revenue Recognition
We recognize revenue when we have a contract or purchase order from a customer with a fixed or determinable price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of our ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, when detailed documents support revenue recognition based on transfer of title and risk of loss we recognize revenues on partially loaded shipments, which requires an estimate of the product weight involved in any partial shipments at period end. Retail revenues are recognized when customers pay for parts. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our Consolidated Balance Sheets until remitted. See the discussion on credit risk contained in Item 7A of this report.
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
The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2015	August 31, 2014	August 31, 2013
Short-term borrowings	$584	$523	$9,174
Long-term debt, net of current maturities	227,572	318,842	372,663
Total debt	228,156	319,365	381,837
Less: cash and cash equivalents	22,755	25,672	13,481
Total debt, net of cash	$205,401	$293,693	$368,356
Net borrowings (repayment) of debt
Net borrowings (repayment) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in our borrowings (repayment) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

44 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayment) of debt (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Borrowings from long-term debt	$140,536	$313,207	$265,858
Proceeds from line of credit	266,500	469,500	545,500
Repayment of long-term debt	(231,103)	(368,496)	(230,923)
Repayment of line of credit	(266,500)	(478,000)	(537,000)
Net borrowings (repayment) of debt	$(90,567)	$(63,789)	$43,435
Adjusted consolidated operating income (loss), adjusted AMR operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI
We present adjusted consolidated operating income (loss), adjusted AMR operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI because we believe these measures provide a meaningful presentation of our results from core business operations excluding adjustments for goodwill and other asset impairment charges, restructuring charges and other exit-related costs, and valuation allowances on deferred tax assets that are not related to core underlying business operational performance and improve period-to-period comparability of our results from core business operations. To improve comparability of our operational performance between periods, these measures also exclude the impact on operating results in fiscal 2015 from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted bulk ferrous shipments for delivery during fiscal 2015. Due to the sharp declines in selling prices that occurred in the first half of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and November 2014.
The following is a reconciliation of consolidated adjusted operating income (loss) and AMR operating income (loss) (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Consolidated operating income (loss):
As reported	$(195,529)	$24,364	$(323,178)
Goodwill impairment charge	141,021	—	321,000
Other asset impairment charges	45,119	1,460	13,053
Restructuring charges and other exit-related costs	13,008	6,830	7,906
Resale or modification of previously contracted shipments	6,928	—	—
Adjusted	$10,547	$32,654	$18,781

AMR operating income (loss):
As reported	$(164,031)	$55,089	$(281,812)
Goodwill impairment charge	141,021	—	321,000
Other asset impairment charges	44,374	928	13,053
Resale or modification of previously contracted shipments	6,928	—	—
Adjusted	$28,292	$56,017	$52,241

45 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net income (loss) from continuing operations attributable to SSI:
As reported	$(189,782)	$8,733	$(277,200)
Goodwill impairment charge, net of tax	128,111	—	254,341
Other asset impairment charges, net of tax	44,181	949	8,687
Restructuring charges and other exit-related costs, net of tax	13,838	5,911	5,179
Resale or modification of previously contracted shipments, net of tax	7,243	—	—
Valuation allowance on deferred tax assets	—	—	11,043
Adjusted	$3,591	$15,593	$2,050

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$(7.03)	$0.32	$(10.40)
Goodwill impairment charge, net of tax, per share	4.74	—	9.54
Other asset impairment charges, net of tax, per share	1.64	0.04	0.33
Restructuring charges and other exit-related costs, net of tax, per share	0.51	0.22	0.19
Resale or modification of previously contracted shipments, net of tax, per share	0.27	—	—
Valuation allowance on deferred tax assets, per share	—	—	0.41
Adjusted(1)	$0.13	$0.58	$0.08
 ____________________________

(1)	May not foot due to rounding.

(2)
Income tax allocated to adjustments reconciling Reported and Adjusted net income (loss) from continuing operations attributable to SSI and diluted earnings per share from continuing operations attributable to SSI is determined based on a tax provision calculated with and without the adjustments.

We believe that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures. Although we find these non-GAAP financial measures useful in evaluating the performance of our business, our reliance on these measures is limited because the adjustments often have a material impact on our consolidated financial performance and condition presented in accordance with GAAP. Therefore, we typically use these adjusted amounts in conjunction with our GAAP results to address these limitations.

46 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our operating segments as of August 31, 2015 and 2014.
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our credit line and revolving credit facility are subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2015 or 2014, the effect on our interest expense and net income would not have been material.
Credit Risk
Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of scrap metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of scrap metal or payment to settle advances, loans and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping ferrous scrap metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for sales on open terms, credit insurance and designation of collateral and financial guarantees securing advances, loans and other contractual receivables.
AMR generally ships ferrous bulk sales to foreign customers under contracts supported by letters of credit issued or confirmed by banks it deems creditworthy. The letters of credit ensure payment by the customer. As AMR generally sells its export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 60 days after the price is agreed, AMR’s customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of significantly declining prices, AMR’s customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped.
As of August 31, 2015 and 2014, 28% and 39%, respectively, of our trade accounts receivable balance were covered by letters of credit. Of the remaining balance, 95% and 96% was less than 60 days past due as of August 31, 2015 and 2014 respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. dollar by our Canadian subsidiary with a functional currency of the Canadian dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of August 31, 2015, all of our derivative transactions were related to actual or anticipated economic transactions in the normal course of business. A change in foreign exchange rates by 10% would have changed the fair value of these contracts reported in our Consolidated Balance Sheets by less than $1 million at August 31, 2015.

47 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2015.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 27, 2015	October 27, 2015

48 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries at August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Portland, Oregon
October 27, 2015

49 / Schnitzer Steel Industries, Inc. Form 10-K 2015

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$22,755	$25,672
Accounts receivable, net	111,492	189,359
Inventories	156,532	216,172
Deferred income taxes	2,792	6,865
Refundable income taxes	7,263	1,756
Prepaid expenses and other current assets	21,531	24,108
Total current assets	322,365	463,932
Property, plant and equipment, net	427,554	523,433
Investments in joint ventures	15,320	14,624
Goodwill	175,676	325,903
Intangibles, net	6,353	9,835
Other assets	15,031	17,483
Total assets	$962,299	$1,355,210
Liabilities and Equity
Current liabilities:
Short-term borrowings	$584	$523
Accounts payable	57,105	103,453
Accrued payroll and related liabilities	25,478	32,127
Environmental liabilities	924	1,062
Accrued income taxes	148	3,202
Other accrued liabilities	36,207	36,903
Total current liabilities	120,446	177,270
Deferred income taxes	19,138	22,746
Long-term debt, net of current maturities	227,572	318,842
Environmental liabilities, net of current portion	45,869	47,287
Other long-term liabilities	10,723	13,088
Total liabilities	423,748	579,233
Commitments and contingencies (Note 11)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized,
26,474 and 26,384 shares issued and outstanding	26,474	26,384
Class B common stock – 25,000 shares $1.00 par value authorized,
306 and 306 shares issued and outstanding	306	306
Additional paid-in capital	26,211	19,164
Retained earnings	520,066	737,571
Accumulated other comprehensive loss	(38,522)	(12,641)
Total SSI shareholders’ equity	534,535	770,784
Noncontrolling interests	4,016	5,193
Total equity	538,551	775,977
Total liabilities and equity	$962,299	$1,355,210

See Notes to the Consolidated Financial Statements.

50 / Schnitzer Steel Industries, Inc. Form 10-K 2015

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2015	2014	2013
Revenues	$1,915,399	$2,534,926	$2,616,792
Operating expense:
Cost of goods sold	1,742,678	2,315,955	2,409,446
Selling, general and administrative	170,592	187,513	189,748
Income from joint ventures	(1,490)	(1,196)	(1,183)
Goodwill impairment charges	141,021	—	321,000
Other asset impairment charges	45,119	1,460	13,053
Restructuring charges and other exit-related costs	13,008	6,830	7,906
Operating income (loss)	(195,529)	24,364	(323,178)
Interest expense	(9,191)	(10,597)	(9,623)
Other income, net	4,256	1,215	77
Income (loss) from continuing operations before income taxes	(200,464)	14,982	(332,724)
Income tax (expense) benefit	12,615	(2,582)	56,943
Income (loss) from continuing operations	(187,849)	12,400	(275,781)
Loss from discontinued operations, net of tax	(7,227)	(2,809)	(4,242)
Net income (loss)	(195,076)	9,591	(280,023)
Net income attributable to noncontrolling interests	(1,933)	(3,667)	(1,419)
Net income (loss) attributable to SSI	$(197,009)	$5,924	$(281,442)

Net income (loss) per share attributable to SSI:
Basic:
Income (loss) per share from continuing operations attributable to SSI	$(7.03)	$0.33	$(10.40)
Loss per share from discontinued operations attributable to SSI	(0.27)	(0.10)	(0.16)
Net income (loss) per share attributable to SSI(1)	$(7.29)	$0.22	$(10.56)
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$(7.03)	$0.32	$(10.40)
Loss per share from discontinued operations attributable to SSI	(0.27)	(0.10)	(0.16)
Net income (loss) per share attributable to SSI(1)	$(7.29)	$0.22	$(10.56)
Weighted average number of common shares:
Basic	27,010	26,834	26,656
Diluted	27,010	27,000	26,656
Dividends declared per common share	$0.750	$0.750	$0.750
 ____________________________

(1)	May not foot due to rounding.
See Notes to the Consolidated Financial Statements.

51 / Schnitzer Steel Industries, Inc. Form 10-K 2015

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2015	2014	2013
Net income (loss)	$(195,076)	$9,591	$(280,023)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(23,346)	(4,240)	(9,051)
Cash flow hedges, net(2)	(298)	179	20
Pension obligations, net(3)	(2,237)	781	3,289
Total other comprehensive loss, net of tax	(25,881)	(3,280)	(5,742)
Comprehensive income (loss)	(220,957)	6,311	(285,765)
Less amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(1,933)	(3,667)	(1,419)
Foreign currency translation adjustments attributable to redeemable noncontrolling interest	—	—	(1,030)
Total amounts attributable to noncontrolling interests	(1,933)	(3,667)	(2,449)
Comprehensive income (loss) attributable to SSI	$(222,890)	$2,644	$(288,214)
_____________________________

(1)	Net of tax expense (benefit) of $0, $0 and $(387) thousand for each respective period.

(2)	Net of tax expense (benefit) of $(89) thousand, $(5) thousand and $23 thousand for each respective period.

(3)	Net of tax expense (benefit) of $(62) thousand, $468 thousand and $1,890 thousand for each respective period.

See Notes to the Consolidated Financial Statements.

52 / Schnitzer Steel Industries, Inc. Form 10-K 2015

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2012	25,219	$25,219	1,113	$1,113	$816	$1,056,024	$(2,589)	$1,080,583	$5,113	$1,085,696
Net income (loss)(1)	—	—	—	—	—	(281,442)	—	(281,442)	2,322	(279,120)
Other comprehensive loss, net of tax(2)	—	—	—	—	—	—	(6,772)	(6,772)	—	(6,772)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,794)	(2,794)
Restricted stock withheld for taxes	(102)	(102)	—	—	(2,571)	—	—	(2,673)	—	(2,673)
Issuance of restricted stock	319	319	—	—	(319)	—	—	—	—	—
Stock options exercised	15	15	—	—	301	—	—	316	—	316
Class B common stock converted to Class A common stock	720	720	(720)	(720)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	11,475	—	—	11,475	—	11,475
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(2,226)	—	—	(2,226)	—	(2,226)
Adjustments to fair value of redeemable noncontrolling interest	—	—	—	—	—	(2,449)	—	(2,449)	—	(2,449)
Cash dividends	—	—	—	—	—	(20,254)	—	(20,254)	—	(20,254)
Balance as of August 31, 2013	26,171	26,171	393	393	7,476	751,879	(9,361)	776,558	4,641	781,199
Net income	—	—	—	—	—	5,924	—	5,924	3,667	9,591
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,280)	(3,280)	—	(3,280)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,115)	(3,115)
Restricted stock withheld for taxes	(59)	(59)	—	—	(1,519)	—	—	(1,578)	—	(1,578)
Issuance of restricted stock	176	176	—	—	(176)	—	—	—	—	—
Stock options exercised	9	9	—	—	231	—	—	240	—	240
Class B common stock converted to Class A common stock	87	87	(87)	(87)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	14,506	—	—	14,506	—	14,506
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	—	(1,354)	—	—	(1,354)	—	(1,354)
Cash dividends	—	—	—	—	—	(20,232)	—	(20,232)	—	(20,232)

53 / Schnitzer Steel Industries, Inc. Form 10-K 2015

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2014	26,384	26,384	306	306	19,164	737,571	(12,641)	770,784	5,193	775,977
Net income (loss)	—	—	—	—	—	(197,009)	—	(197,009)	1,933	(195,076)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(25,881)	(25,881)	—	(25,881)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,110)	(3,110)
Share repurchases	(68)	(68)	—	—	(1,279)	—	—	(1,347)	—	(1,347)
Restricted stock withheld for taxes	(92)	(92)	—	—	(1,905)	—	—	(1,997)	—	(1,997)
Issuance of restricted stock	250	250	—	—	(250)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,481	—	—	10,481	—	10,481
Cash dividends	—	—	—	—	—	(20,496)	—	(20,496)	—	(20,496)
Balance as of August 31, 2015	26,474	$26,474	306	$306	$26,211	$520,066	$(38,522)	$534,535	$4,016	$538,551
_____________________________

(1)
Net income attributable to noncontrolling interests at August 31, 2013 excludes $(903) thousand allocable to the redeemable noncontrolling interest, which, prior to its purchase on March 8, 2013, was reported in the mezzanine section of the Consolidated Balance Sheets. See Note 13 - Redeemable Noncontrolling Interest for further detail.

(2)
Other comprehensive loss, net of tax for the year ended August 31, 2013 excludes $(1,030) thousand relating to the redeemable noncontrolling interest, which, prior to its purchase on March 8, 2013, was reported in the mezzanine section of the Consolidated Balance Sheets. See Note 13 - Redeemable Noncontrolling Interest for further detail.

See Notes to the Consolidated Financial Statements.

54 / Schnitzer Steel Industries, Inc. Form 10-K 2015

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(195,076)	$9,591	$(280,023)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Goodwill impairment charges	141,021	—	321,000
Other asset impairment charges	45,119	1,460	13,053
Exit-related asset impairment charges	6,502	566	—
Depreciation and amortization	67,936	79,209	83,070
Inventory write-down	3,031	—	—
Deferred income taxes	(1,988)	(3,815)	(59,102)
Undistributed equity in earnings of joint ventures	(1,490)	(1,196)	(1,183)
Share-based compensation expense	10,481	14,506	11,475
Excess tax benefit from share-based payment arrangements	(343)	(194)	(343)
(Gain) loss on the disposal of assets	(2,875)	(1,126)	131
Unrealized foreign exchange (gain) loss, net	(1,909)	240	1,583
Bad debt expense (recoveries), net	(264)	449	584
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	55,600	(16,360)	(79,118)
Inventories	69,256	36,264	46,826
Income taxes	(5,846)	4,129	2,440
Prepaid expenses and other current assets	2,403	(2,453)	(13,852)
Intangibles and other long-term assets	1,064	996	977
Accounts payable	(35,638)	9,409	(10,901)
Accrued payroll and related liabilities	(6,330)	8,114	2,720
Other accrued liabilities	(2,710)	(91)	(1,770)
Environmental liabilities	(702)	(1,581)	(146)
Other long-term liabilities	(3,384)	1,825	113
Distributed equity in earnings of joint ventures	770	1,310	1,755
Net cash provided by operating activities	144,628	141,252	39,289
Cash flows from investing activities:
Capital expenditures	(32,297)	(39,147)	(90,381)
Acquisitions, net of cash acquired	(150)	(2,160)	(25,366)
Joint venture payments, net	(1)	(3,765)	(2,194)
Proceeds from sale of assets	4,270	3,841	5,491
Net cash used in investing activities	(28,178)	(41,231)	(112,450)
Cash flows from financing activities:
Proceeds from line of credit	266,500	469,500	545,500
Repayment of line of credit	(266,500)	(478,000)	(537,000)
Borrowings from long-term debt	140,536	313,207	265,858
Repayment of long-term debt	(231,103)	(368,496)	(230,923)
Payment of debt modification fees	(978)	—	—
Repurchase of Class A common stock	(1,347)	—	—
Taxes paid related to net share settlement of share-based payment arrangements	(1,997)	(1,578)	(2,673)
Excess tax benefit from share-based payment arrangements	343	194	343
Stock options exercised	—	240	316
Contributions from noncontrolling interest	—	—	1,970
Distributions to noncontrolling interest	(3,110)	(3,115)	(2,794)
Contingent consideration paid relating to business acquisitions	(759)	—	—
Dividends paid	(20,336)	(20,126)	(20,010)
Purchase of noncontrolling interest	—	—	(24,734)
Net cash used in financing activities	(118,751)	(88,174)	(4,147)
Effect of exchange rate changes on cash	(616)	344	926
Net increase (decrease) in cash and cash equivalents	(2,917)	12,191	(76,382)
Cash and cash equivalents as of beginning of year	25,672	13,481	89,863
Cash and cash equivalents as of end of year	$22,755	$25,672	$13,481

55 / Schnitzer Steel Industries, Inc. Form 10-K 2015

	Year Ended August 31,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$7,138	$8,838	$8,542
Income taxes paid (refunds received), net	$(1,866)	$69	$(483)
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$6,086	$7,249	$8,922

See Notes to the Consolidated Financial Statements.

56 / Schnitzer Steel Industries, Inc. Form 10-K 2015

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations
Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous scrap metal including end-of-life vehicles and a manufacturer of finished steel products. Prior to the fourth quarter of fiscal 2015, the Company's internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with its plan announced in April 2015, the Company combined and integrated its auto parts and metals recycling businesses into a single operating platform. This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The change in the Company's internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. The Company began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
AMR buys, collects, processes, recycles, sells and brokers scrap metal through its operation of one of the largest metals recycling businesses in North America and operates one of the country's leading networks of self-service used auto parts stores which supplies AMR's shredding facilities with autobodies that are processed into saleable recycled metal. SMB purchases recycled metal from AMR and uses its mini-mill to process the recycled metal into finished steel products.
As of August 31, 2015, all of the Company’s facilities were located in the United States (“U.S.”) and its territories and Canada.
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
Accounting Changes
In July 2013, an accounting standards update was issued that clarifies the financial statement presentation of certain unrecognized tax benefits. The amendments require that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that such carryforwards and losses are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. The Company adopted the new requirement in the first quarter of fiscal 2015 with no material impact to the Consolidated Financial Statements. See Note 18 - Income Taxes for further detail.
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

57 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $11 million and $35 million as of August 31, 2015 and 2014, respectively.
Accounts Receivable, net
Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or credit insurance is in place. In cases where management is aware of circumstances that may impair a customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $2 million and $3 million as of August 31, 2015 and 2014, respectively.
Inventories
The Company’s inventories primarily consist of processed and unprocessed scrap metal (ferrous, nonferrous, and nonferrous recovered joint product arising from the manufacturing process), semi-finished steel products (billets), finished steel products (primarily rebar, merchant bar and wire rod) and used and salvaged vehicles, which are reported within finished goods. Inventories are stated at the lower of cost or market. AMR determines the cost of ferrous and nonferrous inventories using the average cost method and capitalizes substantially all direct costs and yard costs into inventory. AMR allocates material and production costs to joint products using the gross margin method. AMR determines the cost of used and salvaged vehicle inventory based on the average price the Company pays for a vehicle and capitalizes the vehicle cost into inventory. SMB determines the cost of its finished steel product inventory based on average costs and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance and yard costs. The Company considers estimated future selling prices when determining the estimated net realizable value of its inventory. As AMR generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.
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
Property, Plant and Equipment, net
Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs and was not material to any of the periods presented. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expenses. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Upon idling an asset, depreciation continues to be recorded. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

58 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2015, the useful lives used for depreciation and amortization were as follows:

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
During fiscal 2015, the Company recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations. These charges are reported in the Consolidated Statements of Operations within other asset impairment charges or discontinued operations, if related to a component of the Company qualifying for discontinued operations reporting.
Impairment charges on long-lived assets were as follows for the year ended August 31 (in thousands):

2015
Other asset impairment charges:
AMR	$41,676
Discontinued operations	2,666
Total long-lived asset impairment charges	$44,342
There were no material impairments to the carrying value of long-lived assets held and used during the years ended August 31, 2014 and 2013.
Investments in Joint Ventures
As of August 31, 2015 and 2014, the Company had five 50%-owned joint venture interests which were accounted for under the equity method of accounting and presented as part of AMR operations. The Company’s investments in equity method joint ventures have resulted in cumulative undistributed earnings of $11 million and $10 million as of August 31, 2015 and 2014, respectively. A loss in value of an investment in a joint venture that is other than a temporary decline is recognized. Management considers all available evidence to evaluate the realizable value of its investments including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the joint venture business, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once management determines that an other-than-temporary impairment exists, the investment is written down to its fair value, which establishes a new cost basis. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis.
During the fiscal year ended August 31, 2013, the Company recorded an impairment charge related to an investment in a joint venture of 2 million, which is reported within other asset impairment charges in the Consolidated Statements of Operations. See Note 20 - Related Party Transactions for further detail on transactions with joint ventures.

59 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets, net
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the fourth fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results.
Prior to the fourth quarter of fiscal 2015, the Company's reporting units to which goodwill had been allocated were equivalent to the Company's operating segments, MRB and APB, as all of the components of each operating segment met the criteria for aggregation. In the fourth quarter of fiscal 2015, the Company changed its internal organizational and reporting structure to combine the auto and metals recycling businesses, which resulted in the formation of a new operating and reportable segment, AMR, replacing the MRB and APB operating segments. The change in reporting structure led to the identification of components within AMR based on disaggregation of financial information regularly reviewed by the segment management by geographic area. In accordance with the accounting guidance, the Company then aggregated components with similar economic characteristics into reporting units and reassigned the Company's goodwill to the reporting units affected using the relative fair value approach based on the fair values of the affected reporting units as of the date of the reassessment, July 1, 2015. The Company measured the relative fair values of the reporting units with allocated goodwill under the market approach using a guideline public company technique based on earnings multiple data. Beginning on the date of reassessment of July 1, 2015, the Company's goodwill is carried by two regionally-defined reporting units.
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

The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 7 - Goodwill and Other Intangible Assets, net for further detail including the recognition of goodwill impairment charges of $141 million and $321 million during the fiscal years ended August 31, 2015 and 2013, respectively.
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
Acquisitions
The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was

60 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred. See Note 6 – Business Combinations for further detail.
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
Notes receivable consist primarily of loans to entities in the business of extracting scrap metal through demolition and other activities. Repayment of these loans is in either cash or scrap metal. Other contractual receivables consist primarily of amounts due from scrap and demolition entities under financial guarantee arrangements. The Company performs periodic reviews of its notes and other contractual receivables to identify credit risks and to assess the overall collectability of the receivables, which typically involves consideration of the value of collateral in the form of scrap metal extracted from demolition and construction projects. A note or other contractual receivable is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the agreement. Once a note or other contractual receivable has been identified as impaired, it is measured based on the present value of payments expected to be received, discounted at the receivable’s contractual interest rate, or for arrangements that are solely dependent on collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the carrying value of the receivable exceeds its recoverable amount, an impairment is recorded for the difference. During the fiscal year ended August 31, 2013, the Company recorded an impairment charge related to other contractual receivables of 8 million, which represents the full amount of the allowance for credit losses on notes and other contractual receivables as of August 31, 2014 and 2013, and which is reported within other asset impairment charges in the fiscal 2013 Consolidated Statement of Operations. During fiscal 2015, the contractual receivables against which the $8 million allowance for credit losses was recorded were written off.
A long-lived asset is classified as held for sale upon meeting criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As of August 31, 2015 and 2014, the Company reported $2 million and $3 million of assets held for sale within prepaid expenses and other current assets in the Consolidated Balance Sheets. An impairment loss is recognized for any initial or subsequent write-down of the asset to its fair value less cost to sell. The Company determines fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management’s own assumptions. See the Other Asset Impairment Charges section of this Note below for tabular presentation of impairment charges recorded by the Company during the fiscal years ended August 31, 2015, 2014 and 2013 on assets held for sale.
Other Asset Impairment Charges
The following impairment charges were recorded within other asset impairment charges in the Consolidated Statements of Operations for the years ended August 31 (in thousands):

	2015	2014	2013
Long-lived assets	$41,676	$—	$—
Assets held for sale	2,558	928	2,526
Contractual receivable	—	—	7,803
Investment in joint venture	—	—	2,411
Other	885	532	313
Total	$45,119	$1,460	$13,053
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

61 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
Accrued Workers’ Compensation Costs
The Company is self-insured for the significant majority of workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $10 million and $9 million for the estimated cost of unpaid workers’ compensation claims as of August 31, 2015 and 2014, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets.
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
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value. Derivative contracts are reported at fair value. See Note 15 - Derivative Financial Instruments for further detail.
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
When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available. See Note 7 - Goodwill and Other Intangible Assets, net, Note 13 - Redeemable Noncontrolling Interest and Note 15 - Derivative Financial Instruments for further detail.

62 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
Foreign Currency Translation and Transactions
Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income (loss) for the period, but are recorded in accumulated other comprehensive loss, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency. Gains and losses on foreign currency transactions are generally included in determining net income (loss) for the period. The Company records these gains and losses in other income, net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains were $3 million for the year ended August 31, 2015 and were not material for the years ended August 31, 2014 and 2013.
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

63 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed or determinable price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both recycled metal and finished steel products transfers based on contract terms. A significant portion of the Company’s ferrous export sales of recycled metal are made with letters of credit, reducing credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, the Company recognizes revenues on partially loaded shipments when detailed documents support revenue recognition based on transfer of title and risk of loss. The Company reports revenue net of the payments made to the supplier of scrap metal when the supplier, and not the Company, is responsible for fulfillment, including the acceptability of the products purchased by the customer. Retail revenues are recognized when customers pay for parts. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when sales are recognized. The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenues and are shown as a liability on the Consolidated Balance Sheets until remitted.
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

64 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share
Basic net income (loss) per share attributable to SSI is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”). Diluted net income (loss) per share attributable to SSI is computed by dividing net income by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance shares, DSU and RSU awards using the treasury stock method. Certain of the Company’s stock options, RSUs and performance share awards were excluded from the calculation of diluted net income per share because they were antidilutive; however, these options and awards could be dilutive in the future. Net income attributable to noncontrolling interests is deducted from income (loss) from continuing operations to arrive at income (loss) from continuing operations attributable to SSI for purposes of calculating income (loss) per share from continuing operations attributable to SSI. Loss per share from discontinued operations attributable to SSI is presented separately in the Consolidated Statements of Operations. See Note 19 – Net Income (Loss) Per Share for further detail.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Examples include valuation of assets received in acquisitions; revenue recognition; the allowance for doubtful accounts; estimates of contingencies, including environmental liabilities; goodwill, long-lived asset and indefinite-lived intangible asset valuation; valuation of investments in joint ventures; other asset valuation; inventory valuation; redeemable noncontrolling interest valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of August 31, 2015. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $33 million and $74 million of open letters of credit as of August 31, 2015 and 2014, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no impact on the Company's consolidated results of operations.

Note 3 – Recent Accounting Pronouncements
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

65 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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

In April 2015, an accounting standard update was issued that amends the requirements for presenting debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This is not applicable to debt issuance costs related to line-of-credit arrangements, as specified in a related accounting standard update issued in August 2015. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year, and is to be applied retrospectively to each prior reporting period presented. The Company is evaluating the impact of adopting this standard on its consolidated financial position.
In April 2015, an accounting standard update was issued that clarifies the accounting for cloud computing arrangements that include software licenses. The guidance requires that a cloud computing arrangement that includes a software license be accounted for in the same manner as the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, then it should be accounted for as a service contract. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In July 2015, an accounting standard update was issued that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out (FIFO) or average cost method, at the lower of cost and net realizable value. The amendments do not apply to inventory that is measured using the last-in, first-out (LIFO) or retail inventory method. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In September 2015, an accounting standard update was issued that eliminates the requirement to retrospectively adjust provisional amounts recognized in a business acquisition recorded in previous reporting periods. The amendments, instead, require that the acquirer recognize adjustments to provisional amounts that are identified during the one-year measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.

Note 4 – Inventories
Inventories consisted of the following as of August 31 (in thousands):

	2015	2014
Processed and unprocessed scrap metal	$56,860	$106,877
Semi-finished goods (billets)	10,648	12,920
Finished goods	50,440	59,039
Supplies	38,584	37,336
Inventories	$156,532	$216,172

66 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2015	2014
Machinery and equipment	$662,018	$714,636
Land and improvements	250,545	261,447
Buildings and leasehold improvements	106,804	123,869
Office equipment	50,083	50,148
ERP systems	17,340	15,056
Construction in progress	19,799	18,149
Property, plant and equipment, gross	1,106,589	1,183,305
Less: accumulated depreciation	(679,035)	(659,872)
Property, plant and equipment, net	$427,554	$523,433

Depreciation expense for property, plant and equipment, which includes amortization expense for assets under capital leases, was $66 million, $75 million and $78 million for the years ended August 31, 2015, 2014 and 2013, respectively. Included in these amounts is depreciation expense of $1 million, for each period presented, reported within discontinued operations.
Note 6 – Business Combinations
The Company did not complete any significant acquisitions in fiscal 2015.
During fiscal 2014, the Company made the following acquisition:

•
In November 2013, the Company acquired all of the equity interests of Pick A Part, Inc., a used auto parts business with one store in the Olympia metropolitan area in Washington, which expanded AMR's presence in the Pacific Northwest and is near metals recycling operations in Tacoma, Washington.

During fiscal 2013, the Company made the following acquisitions:

•
In December 2012, the Company acquired substantially all of the assets of Ralph’s Auto Supply (B.C.) Ltd., a used auto parts business with four stores in Richmond and Surrey, British Columbia, which expanded AMR's presence in Western Canada and is near metals recycling operations in Surrey, British Columbia.

•
In December 2012, the Company acquired substantially all of the assets of U-Pick-It, Inc., a used auto parts business with two stores in the Kansas City metropolitan area in Missouri and Kansas, which expanded AMR's presence in the Midwestern U.S.

•
In December 2012, the Company acquired all of the equity interests of Freetown Self Serve Used Auto Parts, LLC, Freetown Transfer Facility, LLC, Millis Used Auto Parts, Inc. and Millis Industries, Inc., which together operated a used auto parts and scrap metal recycling business with two stores in Massachusetts. This acquisition expanded AMR's presence in the Northeastern U.S. and is near metals recycling operations in the region.

•
In June 2013, the Company acquired substantially all of the assets of Bill’s Auto Parts, Inc. and Perkins Horseshoe Works, Inc., which operated a used auto parts business with one store in Rhode Island. This acquisition expanded AMR's presence in the Northeastern U.S. and is near metals recycling operations in the region.

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
The acquisitions completed in fiscal 2014 and 2013, respectively, were not material to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2014 and 2013 acquisitions are not presented, since the aggregate results would not be significantly different than reported results.

67 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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

Note 7 – Goodwill and Other Intangible Assets, net
In the second quarter of fiscal 2013, the Company performed its annual goodwill impairment test and determined that the fair value of each reporting unit for which goodwill was allocated was in excess of its respective carrying value and, therefore, no goodwill impairment was identified.
In the fourth quarter of fiscal 2013, management identified a triggering event requiring an interim impairment test of goodwill allocated to its reporting units. Based on the results of the impairment test, the Company concluded that the implied fair value of goodwill for the MRB reporting unit was less than its carrying amount, resulting in a partial impairment charge of MRB’s goodwill totaling $321 million.
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
In the fourth quarter of fiscal 2014, the Company performed its annual goodwill impairment test and determined that the fair value of each reporting unit for which goodwill was allocated was in excess of its respective carrying value and, therefore, no goodwill impairment was identified. For the MRB reporting unit with goodwill of $147 million as of July 1, 2014, the calculated fair value exceeded the carrying value by approximately 13%. The projections used in the income approach for MRB took into consideration the challenging market conditions for recycled metals, including the continued constrained supply of scrap metal and level of competition in the Company's domestic markets, the generally weak macroeconomic indicators in the markets in which the Company's customers are based, and the cyclical nature of the industry. The projections assumed a recovery of operating margins over a multi-year period, eventually returning to levels of profitability in the range of average historical levels. Assuming all other components of the fair value estimate were held constant, an increase in the WACC in excess of 1%, or weaker-than-anticipated improvements in either operating margins or volumes, could have resulted in a failure of the step one quantitative impairment test for the MRB reporting unit.
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
For the APB reporting unit with goodwill of $176 million as of February 1, 2015, the estimated fair value of the reporting unit exceeded its carrying value by approximately 20%. The projections used in the income approach for APB took into consideration the impact of current market conditions for ferrous and nonferrous commodities, the cost of obtaining adequate supply flows of end-of-life vehicles and recent trends of self-serve parts sales. The projections assumed a recovery of operating margins from current depressed levels over a multi-year period, including the benefits from recently initiated productivity improvements and cost-saving measures, but remaining significantly below the level of operating margins experienced in fiscal years 2010 and 2011. The market-based WACC used in the income approach for APB was 10.37%. The terminal growth rate used in the discounted cash flow model was 1%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 1.5% or more or weaker-than-anticipated improvements in operating margins could have resulted in a failure of the step one quantitative impairment test for the APB reporting unit.

68 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2015, and immediately prior to the change in reporting units to which goodwill is allocated corresponding with the formation of the AMR operating segment, which replaced the MRB and APB operating segments, the Company performed its annual impairment test of the remaining carrying value of goodwill held at the APB reporting unit with a measurement date of July 1, 2015. For the APB reporting unit with goodwill of $177 million as of July 1, 2015, the estimated fair value of the reporting unit exceeded its carrying value by approximately 22% and, therefore, no goodwill impairment was identified. The projections used in the income approach for APB took into consideration the impact of current market conditions for ferrous and nonferrous commodities, the cost of obtaining adequate supply flows of end-of-life vehicles and recent trends of self-service parts sales. The projections assumed a recovery of operating margins from current depressed levels over a multi-year period, including the benefits from recently initiated productivity improvements and cost-saving measures, but remaining significantly below the level of operating margins experienced in fiscal years 2010 and 2011. The market-based WACC used in the income approach for APB was 10.43%. The terminal growth rate used in the discounted cash flow model was 1%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 1.5% or more or weaker-than-anticipated improvements in operating margins could have resulted in a failure of the step one quantitative impairment test for the APB reporting unit.
When performing an impairment test of goodwill assigned to its reporting units, the Company also used a market approach based on earnings multiple data and the Company’s market capitalization to corroborate the reporting units’ valuations. The Company reconciled its market capitalization to the aggregated estimated fair value of its reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. With respect to each of the two goodwill impairment tests performed in fiscal 2015 with measurement dates of February 1, 2015 and July 1, 2015, the implied control premium resulting from the difference between the Company's market capitalization (based on the average trading price of our Class A common stock for the two-week period ended February 1, 2015 and July 1, 2015, respectively) and the higher aggregated estimated fair value of its reporting units was within the historical range of average and mean premiums observed on historical transactions within the steel-making, scrap processing and metals industries. The Company identified specific reconciling items, including market participant synergies, which supported the implied control premium as of February 1, 2015 and July 1, 2015.
After performing the annual test of the goodwill carried by the APB reporting unit as of July 1, 2015, and as a result of the change in operating segments and redefinition of the Company's reporting units as of that date, management evaluated if it was more likely than not that the fair value of either of the two regionally-defined reporting units with allocated goodwill was below its carrying value as of July 1, 2015, which would indicate a triggering event requiring a goodwill impairment test. Based on management's assessment as of July 1, 2015, it was not more likely than not that the fair value of each reporting unit with allocated goodwill was below its carrying value.
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines or a lack of recovery of market conditions in the metals recycling industry from current levels, a trend of weaker than anticipated financial performance of our reporting units including the pace and extent of operating margin and volume recovery, a decline in the Company’s share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

69 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reportable segment for the years ended August 31, 2015 and 2014 were as follows (in thousands):

AMR
Balance as of August 31, 2013	$327,264
Acquisitions	586
Purchase accounting adjustments	(51)
Foreign currency translation adjustment	(1,896)
Balance as of August 31, 2014	325,903
Acquisitions	201
Foreign currency translation adjustment	(9,407)
Goodwill impairment charge	(141,021)
Balance as of August 31, 2015	$175,676
Accumulated goodwill impairment charges were $462 million and $321 million, respectively, as of August 31, 2015 and 2014.
The following table presents the Company’s intangible assets as of August 31 (in thousands):

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$10,382	$(5,991)	$18,747	$(11,768)
Supply contracts	—	—	2,264	(2,109)
Other intangible assets subject to amortization(1)	1,716	(927)	3,263	(1,735)
Indefinite-lived intangibles(2)	1,173	—	1,173	—
Total	$13,271	$(6,918)	$25,447	$(15,612)
_____________________________

(1)	Other intangible assets subject to amortization include trade names, marketing agreements, employment agreements, leasehold interests, permits and licenses and real property options.

(2)	Indefinite-lived intangibles include trade names, permits and licenses and real property options.

Total intangible asset amortization expense was $2 million, $4 million and $5 million, respectively, for the years ended August 31, 2015, 2014 and 2013. Included in these amounts is amortization expense of less than $1 million, for each period presented, reported within discontinued operations. Impairments of intangible assets were immaterial for all periods presented.
The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2016	$1,156
2017	546
2018	422
2019	307
2020	280
Thereafter	2,469
Total	$5,180

70 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Short-Term Borrowings
The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on April 1, 2016. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this credit line as of August 31, 2015 and 2014. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.

Note 9 – Long-Term Debt
Long-term debt consisted of the following as of August 31 (in thousands):

	2015	2014
Bank unsecured revolving credit facility, interest at LIBOR plus a spread	$215,000	$305,000
Tax-exempt economic development revenue bonds due January 2021, interest payable monthly at a variable rate (0.1% as of August 31, 2015), secured by a letter of credit	7,700	7,700
Capital lease obligations due through April 2024	4,608	5,655
Other debt obligations	848	1,010
Total long-term debt	228,156	319,365
Less current maturities	(584)	(523)
Long-term debt, net of current maturities	$227,572	$318,842
The Company’s unsecured committed bank credit facility, which provides for revolving loans of $670 million and C$30 million, matures in April 2017 pursuant to a credit agreement with Bank of America, N.A. as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at the Company’s option, on either the London Interbank Offered Rate (or the Canadian equivalent) plus a spread of between 1.25% and 2.25%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of the prime rate, the federal funds rate plus 0.5% or the British Bankers Association LIBOR Rate plus 1.75%. In addition, annual commitment fees are payable on the unused portion of the credit facility at rates between 0.15% and 0.35% based on a pricing grid tied to the Company’s leverage ratio. The Company had borrowings outstanding under the credit facility of $215 million and $305 million as of August 31, 2015 and 2014, respectively. The weighted average interest rate on amounts outstanding under this facility was 1.95% and 1.91% as of August 31, 2015 and 2014, respectively. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On June 25, 2015, the Company amended its credit agreement to revise the definition of EBITDA used to calculate the consolidated fixed charge coverage ratio to exclude expenses incurred in connection with the implementation of business realignment, cost containment and productivity improvement programs and losses associated with discontinued operations. The amendments had no impact on the Company's borrowing capacity or other terms of the credit agreement.
Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Years Ending August 31,	Long-Term Debt	Capital Lease Obligations	Total
2016	$84	$1,175	$1,259
2017	215,087	1,176	216,263
2018	92	910	1,002
2019	98	878	976
2020	89	862	951
Thereafter	8,098	2,775	10,873
Total	223,548	7,776	231,324
Amounts representing interest and executory costs	—	(3,168)	(3,168)
Total less interest	$223,548	$4,608	$228,156

71 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. The Company had $16 million outstanding under these arrangements as of August 31, 2015 and 2014.

Note 10 - Discontinued Operations
In fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the AMR reportable segment.

In fiscal 2014, the Company released an environmental liability of $1 million associated with a component disposed of through sale in a prior period. The release was the result of a periodic review of the Company's estimate of future environmental remediation costs associated with the disposed sites, for which it bears responsibility based on contractual agreements.

Operating results of discontinued operations were comprised of the following for the years ended August 31 (in thousands):

	2015	2014	2013
Revenues	$8,263	$15,682	$8,270
Loss from discontinued operations before income taxes	(7,227)	(2,888)	(4,725)
Income tax benefit	—	79	483
Loss from discontinued operations, net of tax	$(7,227)	$(2,809)	$(4,242)

Note 11 – Commitments and Contingencies
Commitments
The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through fiscal 2047. Rent expense was $26 million, $27 million and $28 million for fiscal 2015, 2014 and 2013, respectively.
The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of August 31, 2015 (in thousands):

Years ending August 31,	Operating Leases
2016	$22,230
2017	20,961
2018	17,795
2019	14,421
2020	10,497
Thereafter	24,940
Total	$110,844

Contingencies – Environmental
Changes in the Company’s environmental liabilities for the years ended August 31, 2015 and 2014 were as follows (in thousands):

Reportable Segment	Balance 8/31/2013	Liabilities Established (Released), Net	Payments and Other	Ending Balance 8/31/2014	Liabilities Established (Released), Net	Payments and Other	Ending Balance 8/31/2015	Short-Term	Long-Term
AMR	$49,294	$(648)	$(685)	$47,961	$505	$(1,973)	$46,493	$875	$45,619
Corporate	500	—	(112)	388	—	(89)	299	49	250
Total	$49,794	$(648)	$(797)	$48,349	$505	$(2,062)	$46,792	$924	$45,869

Auto and Metals Recycling
As of August 31, 2015, AMR had environmental liabilities of $46 million for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities.

72 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
In January 2008, the Natural Resource Damage Council (“Trustees”) for Portland Harbor invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of the natural resource damage assessment. The Company joined in that Phase I agreement and paid a portion of those costs. The Company did not participate in funding the second phase of the natural resource damage assessment.
On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation related. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS to the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identifies five possible remedial alternatives which range in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly and estimates a range of four to 18 years to implement the remedial work, depending on the selected alternative. The Company and other stakeholders have identified a number of concerns regarding the EPA's cost estimates, scheduling assumptions and conclusions regarding the effectiveness of remediation technologies.

The revised draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. While the revised draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). The EPA is in the process of presenting its conceptual remedy to the LWG, EPA's partners, and the National Remedy Review Board (scheduled for November 2015) , and it has stated it expects to release a Proposed Cleanup Plan for public review and comment in the Spring of 2016. Currently available information indicates that the EPA does not expect to issue its final ROD selecting a remedy for the Site until at least 2017 or commence remediation activities until 2024. Responsibility for implementing and funding EPA’s selected remedy will be determined in a separate allocation process, which is currently underway.
Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely or reasonably possible that the Company may incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. The Company previously recorded a liability for its estimated share of the costs of the investigation of $1 million.
The Oregon Department of Environmental Quality is separately providing oversight of voluntary investigations by the Company involving the Company’s sites adjacent to the Portland Harbor which are focused on controlling any current “uplands” releases

73 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of contaminants into the Willamette River. No liabilities have been established in connection with these investigations because the extent of contamination (if any) and the Company’s responsibility for the contamination (if any) has not yet been determined.
Other AMR Sites
As of August 31, 2015, the Company had environmental liabilities related to various AMR sites other than Portland Harbor of $45 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.
Steel Manufacturing Business
SMB’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to a firm that applies a treatment that allows the EAF dust to be delisted as hazardous waste.
SMB has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based upon an annual production capacity of 950 thousand tons. The permit was first issued in 1998 and has since been renewed through February 1, 2018.
SMB had no environmental liabilities as of August 31, 2015.
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
Note 12 - Restructuring Charges and Other Exit-Related Costs
The Company has implemented a number of restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in its operating platform. The charges incurred by the Company related to these restructuring initiatives pertain to four separate plans: the plans announced in the fourth quarter of fiscal 2012 (the “Q4’12 Plan”), the “Q1’14 Plan,” the “Q1’15 Plan” and the "Q2'15 Plan."
The Q4'12 Plan was designed to achieve further integration between the Company's existing businesses and realign the Company’s organization to support its future growth and decrease operating expenses by streamlining functions and reducing organizational layers.
The Q1'14 Plan was designed to reduce the Company's annual operating expenses through headcount reductions, productivity improvements, procurement savings and other operational efficiencies.
The Q1'15 Plan included additional productivity initiatives to improve profitability through a combination of revenue drivers and cost reduction initiatives.
At the end of the second quarter of fiscal 2015, the Company initiated additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling underutilized metals recycling assets and initiating the closure of seven auto parts stores to more closely align the Company's business to the prevalent market conditions. The Company expanded these initiatives in April 2015 by announcing measures aimed at further reducing the Company's annual operating expenses, primarily selling, general and administrative expenses, at Corporate and AMR through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Collectively, these initiatives are referred to as the Q2'15 Plan.

The Company incurred restructuring charges of $11 million, $6 million and $8 million in fiscal 2015, 2014 and 2013, respectively. The remaining charges relating to these initiatives are expected to be substantially incurred by the end of fiscal 2017. The significant majority of the restructuring charges require the Company to make cash payments.

74 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to the restructuring charges recorded in connection with these initiatives, the Company incurred other exit-related costs of $7 million and $1 million in fiscal 2015 and 2014, respectively, consisting of asset impairments and accelerated depreciation due to shortened useful lives in connection with site closures.

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Year Ended August 31,
	2015				2014			2013
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q4’12 Plan	Q1’14 Plan	Total Charges	Q4’12 Plan	Total Charges
Restructuring charges:
Severance costs	$(37)	$428	$5,330	$5,721	$(44)	$4,651	$4,607	$2,443	$2,443
Contract termination costs	377	—	1,245	1,622	675	709	1,384	3,229	3,229
Other restructuring costs	—	1,223	2,048	3,271	—	410	410	2,234	2,234
Total restructuring charges	340	1,651	8,623	10,614	631	5,770	6,401	7,906	7,906
Other exit-related costs:
Asset impairments and accelerated depreciation	—	—	6,502	6,502	—	566	566	—	—
Total other exit-related costs	—	—	6,502	6,502	—	566	566	—	—
Total restructuring charges and other exit-related costs	$340	$1,651	$15,125	$17,116	$631	$6,336	$6,967	$7,906	$7,906

Restructuring charges and other exit-related costs included in continuing operations				$13,008			$6,830		$7,906
Restructuring charges and other exit-related costs included in discontinued operations				$4,108			$137		$—

	Total Charges
	Q4’12 Plan	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total
Total restructuring charges to date	$13,549	$6,110	$1,651	$8,623	$29,933
Total expected restructuring charges	$13,549	$6,110	$1,651	$10,500	$31,810

The following illustrates the reconciliation of the restructuring liability by major type of costs for the years ended August 31, 2015 and 2014 (in thousands):

	Q2’15 Plan
	Balance 8/31/2014	Charges	Payments and Other	Balance 8/31/2015
Severance costs	$—	$5,330	$(4,104)	$1,226
Contract termination costs	—	1,245	75	1,320
Other restructuring costs	—	2,048	(2,048)	—
Total	$—	$8,623	$(6,077)	$2,546

	All Other Plans
	Balance 8/31/2013	Charges	Payments and Other	Balance 8/31/2014	Charges	Payments and Other	Balance 8/31/2015
Severance costs	$278	$4,607	$(4,216)	$669	$391	$(1,060)	$—
Contract termination costs	3,027	1,384	(2,922)	1,489	377	(1,504)	362
Other restructuring costs	—	410	(410)	—	1,223	(1,223)	—
Total	$3,305	$6,401	$(7,548)	$2,158	$1,991	$(3,787)	$362

75 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Due to the immateriality of the activity and liability balances for each of the Q4'12 Plan, Q1'14 Plan and Q1'15 Plan, the reconciliation of the restructuring liability for these plans is provided in aggregate.

	Total Charges to Date	Total Expected Charges
Severance costs	$15,512	$17,000
Contract termination costs	6,675	6,810
Other restructuring costs	7,746	8,000
Total	$29,933	$31,810

Restructuring charges and other exit-related costs by reportable segment were as follows (in thousands):

	Fiscal 2015 Charges	Fiscal 2014 Charges	Fiscal 2013 Charges	Total Charges to Date	Total Expected Charges
Restructuring charges:
Auto and Metals Recycling	$6,944	$5,191	$2,987	$17,016	$18,300
Unallocated (Corporate)	2,228	1,073	4,919	11,339	11,860
Discontinued operations	1,442	137	—	1,578	1,650
Total restructuring charges	10,614	6,401	7,906	29,933	31,810
Other exit-related costs:
Auto and Metals Recycling	3,836	566	—	4,402
Discontinued operations	2,666	—	—	2,666
Total exit-related costs	6,502	566	—	7,068
Total restructuring charges and other exit-related costs	$17,116	$6,967	$7,906	$37,001

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

76 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the year ended August 31, 2013 (in thousands):

2013
Balance - August 31, 2012	$22,248
Net loss attributable to noncontrolling interest	(903)
Currency translation adjustment	(1,030)
Capital contributions from noncontrolling interest holder	1,970
Adjustment to fair value	2,449
Purchase	(24,734)
Balance - August 31, 2013	$—

Note 14 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance as of August 31, 2013	$(6,423)	$(2,817)	$(121)	$(9,361)
Other comprehensive income (loss) before reclassifications	(4,240)	(234)	325	(4,149)
Income tax benefit (expense)	—	74	(81)	(7)
Other comprehensive income (loss) before reclassifications, net of tax	(4,240)	(160)	244	(4,156)
Amounts reclassified from accumulated other comprehensive loss	—	1,483	(151)	1,332
Income tax (benefit) expense	—	(542)	86	(456)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	941	(65)	876
Net periodic other comprehensive income (loss)	(4,240)	781	179	(3,280)
Balance as of August 31, 2014	(10,663)	(2,036)	58	(12,641)
Other comprehensive loss before reclassifications	(23,346)	(2,874)	(5,310)	(31,530)
Income tax benefit	—	260	428	688
Other comprehensive loss before reclassifications, net of tax	(23,346)	(2,614)	(4,882)	(30,842)
Amounts reclassified from accumulated other comprehensive loss	—	575	4,923	5,498
Income tax benefit	—	(198)	(339)	(537)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	377	4,584	4,961
Net periodic other comprehensive loss	(23,346)	(2,237)	(298)	(25,881)
Balance as of August 31, 2015	$(34,009)	$(4,273)	$(240)	$(38,522)

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

77 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
As of August 31, 2015, the Company had a foreign currency exchange forward contract with an external counterparty to buy Canadian dollars for a total notional amount of $5 million, which has a settlement date of September 30, 2015, and foreign currency exchange forward contracts with an external counterparty to sell Canadian dollars for a total notional amount of $2 million, all of which have a settlement date of September 30, 2015. The contracts with external counterparties are reported at fair value in the Consolidated Balance Sheets measured using quoted foreign currency exchange rates.

The fair value of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

	Asset (Liability) Derivatives
		Fair Value - Level 2
	Balance Sheet Location	August 31, 2015	August 31, 2014
Foreign currency exchange forward contracts	Prepaid expenses and other current assets	$—	$202
Foreign currency exchange forward contracts	Other accrued liabilities	$(751)	$(46)
The following table summarizes the results of foreign currency exchange derivatives for the years ended August 31 (in thousands):

	Derivative Gain (Loss) Recognized in
	Fiscal 2015			Fiscal 2014
	Other Comprehensive Income	Revenues - Effective Portion	Other Income (Expense), net	Other Comprehensive Income	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(5,310)	$(4,923)	$216	$325	$249	$112
Foreign currency exchange forward contracts - not designated as cash flow hedges	—	—	(87)	—	—	(12)
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
Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan
The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits for employee service. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income (loss). The Company amortizes as a component of net periodic pension benefit cost a portion of the net gain or loss reported within accumulated other comprehensive loss if the beginning-of-year net gain or loss exceeds 5% of the greater of the benefit obligation or the market value of plan assets. Net periodic pension benefit cost was not material for the years ended August 31, 2015, 2014 and 2013. The fair value of the plan assets was $15 million and $18 million as of August 31, 2015 and 2014, respectively, and the projected benefit obligation was $13 million and $14 million as of August 31, 2015 and 2014, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $2 million and $4 million as of August 31, 2015 and 2014, respectively. Plan assets were comprised entirely of Level 1 investments as of August

78 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31, 2015 and 2014. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. No contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligations was 4.10% and 4.05% as of August 31, 2015 and 2014, respectively. The Company estimates future annual benefit payments to be between $1 million and $3 million per year.
The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets and the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund is valued at $3 million as of August 31, 2015 and 2014. The trust fund assets’ gains and losses are included in other income, net in the Company’s Consolidated Statements of Operations. The benefit obligation and the unfunded amount were $4 million as of August 31, 2015 and 2014. Net periodic pension cost under the SERBP was not material for the years ended August 31, 2015, 2014 and 2013.
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
One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP”, EIN 90-0169564, Plan No. 001) benefiting the union employees of SMB, which are covered by a collective bargaining agreement that will expire on March 31, 2016. As of October 1, 2012, the WISPP had an accumulated funding deficiency (i.e., a failure to satisfy the minimum funding requirements) and was certified in a Red Zone Status, as defined by the Pension Protection Act of 2006. As of October 1, 2013, the WISPP was no longer in Red Zone Status, having been certified by the plan’s actuaries as being in the Green Zone. The Company contributed $3 million to the WISPP for each of the years ended August 31, 2015, 2014 and 2013. These contributions represented more than 5% of total contributions to the WISPP for each year.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. In 2014, the WISPP obtained relief from the specified funding requirements from the IRS, without which the IRS could have revoked the amortization extension retroactively to the 2002 plan year resulting in a material liability for the Company’s share of the resulting funding deficiency. Based on the actuarial valuation for the WISPP as of October 1, 2014, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 78.2%, which is above the minimum funded ratio specified in the funding relief agreement with the IRS.
Company contributions to all of the multiemployer plans were $4 million for the years ended August 31, 2015, 2014 and 2013.
Defined Contribution Plans
The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $3 million for the year ended August 31, 2015 and $2 million for each of the years ended August 31, 2014 and 2013.

Note 17 – Share-Based Compensation
The Company’s 1993 Stock Incentive Plan, as amended, (“the Plan”) was established for its employees, consultants and directors. There are 12.2 million shares of Class A common stock reserved for issuance under the Plan, of which 5.6 million are available for future grants as of August 31, 2015. Share-based compensation expense was $10 million, $15 million and $11 million for the years ended August 31, 2015, 2014 and 2013, respectively. Tax benefits used for option exercises and vesting of restricted stock units was $2 million for the year ended August 31, 2015 and immaterial for the years ended August 31, 2014 and 2013.

79 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
During the years ended August 31, 2015, 2014 and 2013, the Compensation Committee granted 287,180 RSUs, 219,504 RSUs and 217,001 RSUs, respectively, to its key employees, officers and employee directors under the Plan. The RSUs have a five-year term and vest 20% per year commencing October 31 or June 1 of the year after grant, except for an immaterial number of awards granted with different terms. The estimated fair value of the RSUs granted during the years ended August 31, 2015, 2014 and 2013 was $6 million, $7 million and $7 million, respectively.
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2012	303	$49.46
Granted	217	$30.36
Vested	(174)	$46.04	$24.69
Forfeited	(35)	$40.02
Outstanding as of August 31, 2013	311	$39.11
Granted	220	$30.55
Vested	(93)	$42.13	$25.01
Forfeited	(49)	$35.73
Outstanding as of August 31, 2014	389	$33.97
Granted	287	$22.58
Vested	(151)	$35.96	$20.34
Forfeited	(40)	$26.59
Outstanding as of August 31, 2015	485	$27.21
_____________________________

(1)	Amounts represent the value of the Company’s Class A common stock on the date that the restricted stock units vested.

The Company recognized compensation expense associated with RSUs of $7 million, $6 million and $6 million for the years ended August 31, 2015, 2014 and 2013, respectively. As of August 31, 2015, total unrecognized compensation costs related to unvested RSUs amounted to $5 million, which is expected to be recognized over a weighted average period of 1.9 years.
Performance Share Awards
The Plan authorizes performance-based awards to certain employees subject to certain conditions and restrictions. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout, although adjusted awards will be paid if employment terminates earlier on account of death, disability, retirement, termination without cause after the first year of the performance period or a sale of the Company or the reportable segments for which the participant works. Awards will be paid in Class A common stock as soon as practicable after October 31 following the end of the performance period.
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
Fiscal 2014 – 2015 (August) Performance Share Awards

80 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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
Fiscal 2015 – 2016 Performance Share Awards
The Compensation Committee approved performance-based awards under the Plan with a grant date of November 25, 2014. The performance targets are based on the Company's EBITDA (weighted at 50% ) and return on equity (weighted at 50%) for the two years of the performance period, with award payouts ranging from a threshold of 50% to a maximum of 200% for each portion of the awards.
A summary of the Company’s performance-based awards activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2012	446	$38.33
Granted	267	$28.48
Vested	(98)	$47.10	$28.51
Forfeited	(42)	$35.21
Outstanding as of August 31, 2013	573	$32.47
Granted	220	$30.55
Vested	(62)	$55.43	$28.87
Forfeited	(108)	$41.48
Outstanding as of August 31, 2014	623	$27.93
Granted	269	$24.02
Vested	(98)	$26.27	$23.60
Forfeited	(159)	$26.36
Outstanding as of August 31, 2015	635	$26.92
_____________________________

(1)	Amounts represent the weighted average value of the Company’s Class A common stock on the date that the performance share awards vested.

Compensation expense associated with performance-based awards was calculated using management’s current estimate of the expected level of achievement of the performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $2 million, $6 million and $3 million for the years ended August 31, 2015, 2014 and 2013, respectively. As of August 31, 2015, unrecognized compensation costs related to non-vested performance shares amounted to $2 million, which is expected to be recognized over a weighted average period of 0.6 years.
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

81 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DSUs granted during the years ended August 31, 2015, 2014 and 2013 were for a total of 48,590 shares, 30,848 shares and 29,167 shares, respectively. The compensation expense associated with DSUs and the total value of shares vested during each of the years ended August 31, 2015, 2014 and 2013, as well as the unrecognized compensation expense as of August 31, 2015, were not material.
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
No options were granted in fiscal 2015, 2014, and 2013.
A summary of the Company’s stock option activity and related information is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of August 31, 2012	612	$31.94	3.9	$459
Granted	—	$—
Exercised	(15)	$20.48
Canceled	(42)	$34.39
Outstanding as of August 31, 2013	555	$32.07	3.1	$47
Granted	—	$—
Exercised	(9)	$25.56
Canceled	(20)	$30.55
Outstanding as of August 31, 2014	526	$32.25	2.2	$335
Granted	—	$—
Exercised	—	$—
Canceled	(122)	$24.95
Outstanding as of August 31, 2015	404	$34.46	1.3	$—
_____________________________

(1)
Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

All outstanding stock options were vested as of August 31, 2015. The aggregate intrinsic value of stock options exercised, which was zero for the year ended August 31, 2015 and immaterial for the years ended August 31, 2014 and 2013, represents the difference between the exercise price and the value of the Company’s stock at the time of exercise. No stock options vested in the year ended August 31, 2015, 307,855 stock options vested in the year ended August 31, 2014 and no stock options vested in the year ended August 31, 2013. Compensation expense associated with stock options, the total proceeds received from option exercises and the tax benefits realized from options exercised was zero for the year ended August 31, 2015 and not material during each of the years ended August 31, 2014 and 2013.

82 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Income Taxes
Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2015	2014	2013
United States	$(113,084)	$12,286	$(194,816)
Foreign	(87,380)	2,696	(137,908)
Total	$(200,464)	$14,982	$(332,724)
Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2015	2014	2013
Current:
Federal	$(11,275)	$6,508	$556
State	(84)	229	356
Foreign	732	177	764
Total current tax expense (benefit)	$(10,627)	$6,914	$1,676
Deferred:
Federal	$(4,752)	$(4,911)	$(57,733)
State	2,805	880	(242)
Foreign	(41)	(301)	(644)
Total deferred tax expense (benefit)	(1,988)	(4,332)	(58,619)
Total income tax expense (benefit)	$(12,615)	$2,582	$(56,943)

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of credits	1.1	(2.5)	1.2
Foreign income taxed at different rates	(7.7)	(8.6)	(3.5)
Section 199 deduction	—	(5.3)	0.5
Non-deductible officers’ compensation	(0.1)	2.0	(0.1)
Noncontrolling interests	0.3	(8.7)	0.2
Research and development credits	0.3	(0.8)	0.2
Fixed asset tax basis adjustment	—	(15.3)	—
Valuation allowance on deferred tax assets	(25.2)	10.2	(8.4)
Unrecognized tax benefits	(0.6)	12.9	—
Non-deductible goodwill	(2.5)	—	(7.1)
Realized foreign investment basis	6.3	—	—
Other	(0.6)	(1.7)	(0.9)
Effective tax rate	6.3%	17.2%	17.1%

The Company's effective tax rate from continuing operations in fiscal 2015 was a benefit of 6.3% which was lower than the U.S. federal statutory rate of 35%. The effective tax rate was reduced by 33% for valuation allowances on deferred tax assets and the aggregate impact of excluding foreign income taxed at different rates. Those expenses were partially offset by the recognition of a $13 million benefit related to the realization of foreign investment basis for tax purposes. The increase in valuation allowance on deferred tax assets was recognized as a result of negative evidence, including recent losses in all tax jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses.

83 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's effective tax rate from continuing operations in fiscal 2014 was an expense of 17.2% and was lower than the U.S. federal statutory rate of 35%. The effective tax rate benefited from a fixed asset tax basis study performed during fiscal 2014 which resulted in the recognition of a tax benefit of $2 million, as well as the aggregate impact of excluding income associated with noncontrolling interests, foreign income taxed at different rates, and certain deductions and credits. Other significant items impacting the effective tax rate included the recognition of a valuation allowance against certain foreign and state deferred tax assets and the recognition of a liability for unrecognized tax benefits of $2 million. The valuation allowance on deferred tax assets of certain foreign and state tax jurisdictions increased by $2 million compared to the prior year and was recognized as a result of negative evidence, including recent losses in certain foreign and state jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the foreign subsidiaries' deferred tax assets is dependent upon generating sufficient taxable income in the foreign tax jurisdiction in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses.
The Company's effective tax rate from continuing operations in fiscal 2013 was a benefit of 17.1% and differed from the U.S. federal statutory rate of 35.0% primarily due to the recognition of a valuation allowance of $29 million on deferred tax assets mainly related to a foreign subsidiary, the impact of the non-deductible portion of the goodwill impairment charge and the impact of the foreign tax rate differential on operating losses recorded by our foreign subsidiaries. The deferred tax assets at the foreign subsidiary for which a valuation allowance was recorded were related primarily to deductible temporary differences created in fiscal 2013 by the impairment charge of goodwill and by net operating losses at the subsidiary.
The Company will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance on deferred tax assets, which would impact the Company's results of operations in the period it is determine that these factors have changed. As of August 31, 2015, the Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances.
Deferred tax assets and liabilities were comprised of the following as of August 31 (in thousands):

	2015	2014
Deferred tax assets:
Environmental liabilities	$11,623	$11,864
Employee benefit accruals	13,471	14,977
State income tax and other	4,601	3,119
Net operating loss carryforwards	20,485	10,692
State credit carryforwards	5,935	5,567
Inventory valuation methods	975	242
Amortizable goodwill and other intangibles	51,459	32,545
Valuation allowances	(78,304)	(30,265)
Total deferred tax assets	$30,245	$48,741
Deferred tax liabilities:
Accelerated depreciation and other basis differences	$44,131	$62,372
Prepaid expense acceleration	2,460	2,250
Total deferred tax liabilities	46,591	64,622
Net deferred tax liability	$16,346	$15,881
As of August 31, 2015, the Company had federal net operating loss carryforwards of $40 million, which will expire if not used by 2035. Foreign operating loss carryforwards were $29 million, which expire if not used between 2022 and 2035. State credit carryforwards will expire if not used between 2016 and 2025.
Accounting for Uncertainty in Income Taxes
The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

84 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Unrecognized tax benefits, as of the beginning of the year	$2,780	$526	$491
Additions for tax positions of prior years	—	1	—
Reductions for tax positions of prior years	—	—	(31)
Additions for tax positions of the current year	1,571	2,253	66
Settlements with tax authorities	(381)	—	—
Unrecognized tax benefits, as of the end of the year	$3,970	$2,780	$526
The Company does not anticipate any material changes to the reserve in the next 12 months. Reserves pertaining to positions claimed on the fiscal year 2013, 2014 and 2015 tax returns would result in net operating loss offsets in the event the positions were successfully challenged. Pursuant to FASB's Accounting Standards Update 2013-11, the reserves are netted against deferred tax assets related to net operating loss carryforwards as of August 31, 2015.
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

Note 19 – Net Income (Loss) Per Share
The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI for the years ended August 31 (in thousands):

	2015	2014	2013
Income (loss) from continuing operations	$(187,849)	$12,400	$(275,781)
Net income attributable to noncontrolling interests	(1,933)	(3,667)	(1,419)
Income (loss) from continuing operations attributable to SSI	(189,782)	8,733	(277,200)
Loss from discontinued operations, net of tax	(7,227)	(2,809)	(4,242)
Net income (loss) attributable to SSI	$(197,009)	$5,924	$(281,442)
Computation of shares:
Weighted average common shares outstanding, basic	27,010	26,834	26,656
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs and RSUs	—	166	—
Weighted average common shares outstanding, diluted	27,010	27,000	26,656

Common stock equivalent shares of 1,124,362, 618,348 and 957,235 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share attributable to SSI for the years ended August 31, 2015, 2014 and 2013, respectively.
Note 20 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $22 million, $30 million and $26 million for the years ended August 31, 2015, 2014 and 2013, respectively. Net advances to these joint ventures were zero, $3 million and $2 million for the years ended August 31, 2015, 2014 and 2013, respectively. Amounts receivable from joint venture partners were zero as of August 31, 2015 and $1 million as of August 31, 2014 and 2013.
In connection with the acquisition of assets of Amix Salvage and Sales Ltd. in March 2011, the Company entered into a series of agreements to obtain barging and other services and lease property with entities owned by the minority shareholder of the Company’s subsidiary that operates its AMR facilities in Vancouver, British Columbia and Alberta, Canada. On March 8, 2013, the Company purchased the noncontrolling interest in that subsidiary and, as a result, those entities under common ownership of the former minority shareholder ceased to be related parties of the Company. Prior to its purchase of the noncontrolling interest, the Company paid $5 million primarily for barging services under these agreements for the year ended August 31, 2013.

85 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Thomas D. Klauer, Jr., who had been President of the Company’s former Auto Parts Business prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership, through the date of his retirement, totaled $1 million, $2 million and $1 million for the years ended August 31, 2015, 2014 and 2013, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2020 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests, through the date of his retirement, was less than $1 million for the year ended August 31, 2015, and $1 million in each of the years ended August 31, 2014 and 2013.
Certain members of the Schnitzer family own significant interests in, or are related to owners of, MMGL Corp (“MMGL,” formerly known as Schnitzer Investment Corp.), which is engaged in the real estate business and was a subsidiary of the Company prior to 1989. The Company and MMGL are involved in a cost sharing arrangement with respect to defense costs related to Portland Harbor. MMGL was considered a related party for financial reporting purposes prior to January 2015 due to the involvement of Kenneth M. Novack, a former member of the Company's board of directors, in the management of MMGL. As of January 2015, Mr. Novack was no longer a member of the Company's board of directors and, thus, MMGL ceased being a related party. As of August 31, 2014, $1 million was receivable from MMGL, which was paid in full in the first quarter of fiscal 2015.
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
Prior to the fourth quarter of fiscal 2015, our internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with its plan announced in April 2015, the Company combined and integrated its auto parts and metals recycling businesses into a single operating platform. This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The change in the Company's internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. The Company began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been revised to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal.
AMR buys and processes ferrous and nonferrous metal for sale to foreign and other domestic steel producers or their representatives and to SMB. AMR also purchases ferrous metal from other processors for shipment directly to SMB. AMR also procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores.
SMB operates a steel mini-mill that produces a wide range of finished steel products using recycled metal and other raw materials.
Intersegment sales from AMR to SMB are made at rates that approximate market prices for shipments from the West Coast of the U.S. These intercompany sales tend to produce intercompany profits which are not recognized until the finished products are ultimately sold to third parties.
The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income to its reportable segments. Expenses related to shared services that support operational activities and transactions is allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. In addition, the Company does not allocate restructuring charges and other exit-related costs to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

86 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2015	2014
Total assets:
Auto and Metals Recycling(1)	$1,492,906	$1,708,392
Steel Manufacturing Business	370,955	350,344
Total segment assets	1,863,861	2,058,736
Corporate and eliminations	(901,562)	(703,526)
Total assets	$962,299	$1,355,210
Property, plant and equipment, net (2)	$427,554	$523,433
_____________________________

(1)	AMR total assets include $15 million as of August 31, 2015 and 2014 for investments in joint ventures.

(2)	Property, plant and equipment, net includes $29 million and $75 million as of August 31, 2015 and 2014, respectively, at our Canadian locations.

The table below illustrates the Company’s results from continuing operations by reportable segment for the years ended August 31 (in thousands):

	2015	2014	2013
Auto and Metals Recycling:
Revenues	$1,716,296	$2,334,389	$2,442,679
Less: Intersegment revenues	(175,934)	(188,103)	(178,341)
AMR external customer revenues	1,540,362	2,146,286	2,264,338
Steel Manufacturing Business:
Revenues	375,037	388,640	352,454
Total revenues	$1,915,399	$2,534,926	$2,616,792
Depreciation and amortization:
Auto and Metals Recycling	$56,767	$66,894	$69,896
Steel Manufacturing Business	7,523	8,256	9,072
Segment depreciation and amortization	64,290	75,150	78,968
Corporate	2,825	2,724	3,241
Total depreciation and amortization	$67,115	$77,874	$82,209
Capital expenditures:
Auto and Metals Recycling	$22,762	$29,281	$74,699
Steel Manufacturing Business	6,899	5,379	7,582
Segment capital expenditures	29,661	34,660	82,281
Corporate	2,636	4,487	8,100
Total capital expenditures	$32,297	$39,147	$90,381
Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:
Auto and Metals Recycling(1)	$(164,031)	$55,089	$(281,812)
Steel Manufacturing Business	20,378	18,538	6,541
Segment operating income (loss)	(143,653)	73,627	(275,271)
Restructuring charges and other exit-related costs	(13,008)	(6,830)	(7,906)
Corporate and eliminations	(38,868)	(42,433)	(40,001)
Operating income (loss)	(195,529)	24,364	(323,178)
Interest expense	(9,191)	$(10,597)	(9,623)
Other income, net	4,256	1,215	77
Income (loss) from continuing operations before income taxes	$(200,464)	$14,982	$(332,724)
_____________________________

87 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)
AMR operating income (loss) includes $2 million, $1 million and $1 million in income from joint ventures accounted for by the equity method in fiscal 2015, 2014 and 2013, respectively. The AMR operating income (loss) for fiscal 2015, 2014 and 2013 includes a goodwill impairment charge of $141 million, zero and $321 million , respectively, and other asset impairment charges of $44 million, $1 million and $13 million, respectively.

The following revenues from external customers are presented based on the sales destination and by major product for the years ended August 31 (in thousands):

	2015	2014	2013
Revenues based on sales destination:
Foreign	$984,910	$1,472,023	$1,657,200
Domestic	930,489	1,062,903	959,592
Total revenues from external customers	$1,915,399	$2,534,926	$2,616,792

Major product information:
Ferrous scrap metal	$922,291	$1,440,582	$1,550,995
Nonferrous scrap metal	488,036	556,139	562,968
Retail and other	130,035	149,565	150,375
Finished steel products	363,795	377,678	346,982
Semi-finished steel products	11,242	10,962	5,472
Total revenues from external customers	$1,915,399	$2,534,926	$2,616,792

In fiscal 2015, 2014 and 2013, there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries in which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
China	$240,279	12.5%	$390,634	15.4%	$562,558	21.5%
Turkey	225,040	11.7%	261,558	10.3%	341,418	13.0%
South Korea(1)	N/A	N/A	265,912	10.5%	N/A	N/A
_____________________________

(1)	N/A - sales were less than the 10% threshold and, as such, disclosure is not applicable.

88 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Quarterly Financial Data (Unaudited)
In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2015
	First	Second	Third	Fourth
Revenues	$553,624	$437,449	$467,309	$457,017
Operating income (loss)	$785	$(201,011)	$(4,020)	$8,717
Loss from discontinued operations, net of tax	$(838)	$(4,242)	$(1,234)	$(913)
Net income (loss) attributable to SSI	$(2,473)	$(195,642)	$(9,626)	$10,732
Basic net income (loss) per share attributable to SSI	$(0.09)	$(7.24)	$(0.36)	$0.40
Diluted net income (loss) per share attributable to SSI	$(0.09)	$(7.24)	$(0.36)	$0.39
	Fiscal 2014
	First	Second	Third	Fourth
Revenues	$585,646	$624,045	$635,472	$689,763
Operating income (loss)	$(2,532)	$7,723	$2,597	$16,576
Loss from discontinued operations, net of tax	$(976)	$(1,010)	$(330)	$(493)
Net income (loss) attributable to SSI	$(6,228)	$1,789	$3,110	$7,253
Basic net income (loss) per share attributable to SSI	$(0.23)	$0.07	$0.12	$0.27
Diluted net income (loss) per share attributable to SSI	$(0.23)	$0.07	$0.12	$0.27

Net income attributable to SSI for the fourth quarter of fiscal 2015 included a benefit of $3 million, net of valuation allowances, related to the realization of foreign investment basis for income tax purposes. In the second quarter of fiscal 2015, the Company recorded a goodwill impairment charge of $141 million, other asset impairment charges of $44 million and restructuring charges and other exit-related costs of $8 million. See Note 2 - Summary of Significant Accounting Policies, Note 7 - Goodwill and Other Intangible Assets, net and Note 18 – Income Taxes for further detail.

89 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Schedule II – Valuation and Qualifying Accounts
For the Years Ended August 31, 2015, 2014 and 2013
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2015
Allowance for doubtful accounts	$2,720	$(280)	$56	$2,496
Allowance for notes and other contractual receivables	$7,602	$—	$(7,602)	$—
Deferred tax valuation allowance	$30,265	$48,039	$—	$78,304
Fiscal 2014
Allowance for doubtful accounts	$2,990	$650	$(920)	$2,720
Allowance for notes and other contractual receivables	$7,803	$(201)	$—	$7,602
Deferred tax valuation allowance	$29,696	$2,827	$(2,258)	$30,265
Fiscal 2013
Allowance for doubtful accounts	$4,459	$584	$(2,053)	$2,990
Allowance for notes and other contractual receivables	$—	$7,803	$—	$7,803
Deferred tax valuation allowance	$794	$28,902	$—	$29,696

90 / Schnitzer Steel Industries, Inc. Form 10-K 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 9B. OTHER INFORMATION
None.

91 / Schnitzer Steel Industries, Inc. Form 10-K 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Executive Officers of the Registrant

Name	Age	Office
Tamara L. Lundgren	58	President and Chief Executive Officer
Richard D. Peach	52	Senior Vice President and Chief Financial Officer
Michael Henderson	56	Senior Vice President and Co-President, Auto and Metals Recycling
Steven Heiskell	46	Senior Vice President and Co-President, Auto and Metals Recycling
Jeffrey Dyck	52	Senior Vice President and President, Steel Manufacturing Business
Peter Saba	54	Senior Vice President, General Counsel and Corporate Secretary
Stefano Gaggini	44	Vice President, Corporate Controller and Principal Accounting Officer

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
Michael Henderson joined us in April 2012 and served as Chief Operating Officer and President of the Metals Recycling Business, prior to his promotion to Co-President of the Auto and Metals Recycling business in April 2015. Prior to joining Schnitzer, he was Eastern Region President for Sims Metal Management where he was responsible for 26 facilities, including four shredders and five port locations. He began his career with Naparano Iron & Metal and has more than 30 years in the scrap industry, including expertise in both the ferrous and nonferrous sides of the business.
Steven Heiskell joined us in August 2004 and served in a variety of capacities within our Auto Parts Business, including as Vice President Corporate Development, Chief Development Officer, General Manager and Vice President and Managing Director, prior to his promotion to Co-President of the Auto and Metals Recycling business in April 2015. Prior to joining us, Steven served in a variety of executive positions at Simpata, Inc., a venture capital backed internet startup in San Francisco, Enron, and BP/Amoco Oil.
Jeffrey Dyck joined the Steel Manufacturing Business in February 1994 and served in a variety of positions, including Manager of the Rolling Mills and Director of Operations of the Steel Manufacturing Business, before his promotion to President of SMB in June 2005.
Peter Saba joined us in July 2015 as Senior Vice President, General Counsel and Corporate Secretary. He is a member of the New York State, District of Columbia and U.S. Supreme Court Bar, not admitted in Oregon State. Prior to joining us, Peter was the Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary for Centrus Energy Corp. (formerly, USEC, Inc.), a global energy company that enriches uranium for nuclear fuel, which he joined in 2008. USEC, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in March 2014 and emerged from Chapter 11 as Centrus Energy Corp. on September 30, 2014. Over a 30-year career, Peter has worked in leading international law firms focusing on corporate and project finance, served as Chief Operating Officer and General Counsel at the Export-Import Bank of the United States and as the Principal Deputy Assistant Secretary for Domestic and International Energy Policy at the U.S. Department of Energy, and taught international business transactions as an Adjunct Professor at Georgetown Law School.

92 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Stefano Gaggini joined us in July 2011 as Senior Manager of SEC Reporting and Technical Accounting and became Director of SEC Reporting and Technical Accounting in March 2012. He became Vice President, Corporate Controller and Principal Accounting Officer in December 2013. Prior to joining Schnitzer, Mr. Gaggini was a senior manager at KPMG LLP, where he served in various auditing roles since 1998 in the Portland, Oregon and Zurich, Switzerland offices. He is licensed as a Certified Public Accountant in the State of Oregon.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation”, “Corporate Governance – Assessment of Compensation Risk” and “Compensation Committee Report” in the Company’s Proxy Statement to be filed for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under “Certain Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

93 / Schnitzer Steel Industries, Inc. Form 10-K 2015

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are filed as part of this report:

The Report of Independent Registered Public Accounting Firm, the Company’s Consolidated Financial Statements, the Notes thereto and the quarterly financial data (unaudited) are on pages 49 through 89 of this report.

2	The following financial statement schedule is filed as part of this report:
Schedule II Valuation and Qualifying Accounts is on page 90 of this report.
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

4.8
Third Amendment, dated as of June 25, 2015, to Second Amended and Restated Credit Agreement, dated as of February 9, 2011, among Schnitzer Steel Industries, Inc., as US Borrower, and Schnitzer Steel Canada Ltd., as Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as an Exhibit to the Registrant's Annual Report on Form 10-Q filed on June 30, 2015, and incorporated herein by reference.

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

94 / Schnitzer Steel Industries, Inc. Form 10-K 2015

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

*10.6	Amended Executive Annual Bonus Plan. Filed as Appendix A to the Registrant’s Annual Proxy Report on Form DEF 14A filed on December 17, 2014, and incorporated herein by reference.

*10.7
Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10.8
1993 Stock Incentive Plan of the Registrant as Amended and Restated on November 7, 2013. Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on December 18, 2013, and incorporated herein by reference.

*10.9
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

*10.14
Form of Change in Control Severance Agreement between the Registrant and executive officers other than Tamara L. Lundgren and used for agreements entered into prior to 2011. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008, and incorporated herein by reference.

*10.15
Form of Change in Control Severance Agreement between the Registrant and executive officers and used for agreements entered into between 2011 and 2014. Filed as Exhibit 10.19 to the Registrants Annual Report on Form 10-K filed October 29, 2013 and incorporated herein by reference.

*10.16	Form of Change in Control Severance Agreement between the Registrant and executive officers and used for agreements entered into after 2014.

*10.17
Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.18
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

*10.20	Form of Indemnity Agreement for Directors and Executive Officers. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

95 / Schnitzer Steel Industries, Inc. Form 10-K 2015

*10.21
Amendment No. 1 dated June 29, 2011 to Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

*10.22
Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

*10.23
Form of Non-Statutory Stock Option Agreement used for premium-priced option grants to executive officers on August 28, 2012 under the 1993 Stock Incentive Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference.

*10.24
Form of Restricted Stock Unit Award Agreement used for award to chief executive officer on August 30, 2012 under the 1993 Stock Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference.

*10.25
Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted prior to fiscal 2013. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 and incorporated herein by reference.

*10.26
Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted after fiscal 2012. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 and incorporated herein by reference.

*10.27
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2013. Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on October 29, 2013 and incorporated herein by reference.

*10.28
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2014. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 and incorporated herein by reference.

*10.29
Fiscal 2014 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 and incorporated herein by reference.

*10.30
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2015. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014 and incorporated herein by reference.

*10.31
Fiscal 2015 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014 and incorporated herein by reference.

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

96 / Schnitzer Steel Industries, Inc. Form 10-K 2015

101
The following financial information from Schnitzer Steel Industries, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended August 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets as of August 31, 2015, and August 31, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended August 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended August 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

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

97 / Schnitzer Steel Industries, Inc. Form 10-K 2015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 27, 2015	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 27, 2015 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	President and Chief Executive Officer and Director
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Senior Vice President and Chief Financial Officer
Richard D. Peach

Principal Accounting Officer:

/s/ STEFANO GAGGINI	Vice President, Corporate Controller and Principal Accounting Officer
Stefano Gaggini

Directors: *DAVID J. ANDERSON	Director

David J. Anderson

*JOHN D. CARTER	Director
John D. Carter

*WILLIAM A. FURMAN	Director
William A. Furman

*WAYLAND R. HICKS	Director
Wayland R. Hicks

*DAVID L. JAHNKE	Director
David L. Jahnke

98 / Schnitzer Steel Industries, Inc. Form 10-K 2015

Signature	Title

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WILLIAM D. LARSSON	Director
William D. Larsson

*MICHAEL SUTHERLIN	Director
Michael Sutherlin

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

99 / Schnitzer Steel Industries, Inc. Form 10-K 2015