Form 10-Q
period 2015-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2016-01-07
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The Registrant had 26,439,563 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 4, 2016.

SCHNITZER STEEL INDUSTRIES, INC.

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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; expected results, including pricing, sales volumes and profitability; strategic direction; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” "will," “could,” “opinions,” “forecasts,” "projects," "plans," “future,” “forward,” “potential,” “probable,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K and in Part II of this Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the cyclicality and impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected benefits or cost reductions associated with productivity improvement and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and availability of transportation; impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	November 30, 2015	August 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,925	$22,755
Accounts receivable, net of allowance for doubtful accounts of $2,253 and $2,496	71,099	111,492
Inventories	152,866	156,532
Deferred income taxes	—	2,792
Refundable income taxes	7,334	7,263
Prepaid expenses and other current assets	20,094	21,531
Total current assets	270,318	322,365
Property, plant and equipment, net of accumulated depreciation of $691,368 and $679,035	419,489	427,554
Investments in joint ventures	15,118	15,320
Goodwill	175,377	175,676
Intangibles, net of accumulated amortization of $7,073 and $6,918	5,971	6,353
Other assets	14,417	15,031
Total assets	$900,690	$962,299
Liabilities and Equity
Current liabilities:
Short-term borrowings	$599	$584
Accounts payable	49,445	57,105
Accrued payroll and related liabilities	17,157	25,478
Environmental liabilities	837	924
Accrued income taxes	—	148
Other accrued liabilities	32,970	36,207
Total current liabilities	101,008	120,446
Deferred income taxes	15,866	19,138
Long-term debt, net of current maturities	202,947	227,572
Environmental liabilities, net of current portion	45,388	45,869
Other long-term liabilities	11,033	10,723
Total liabilities	376,242	423,748
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,440 and 26,474 shares issued and outstanding	26,440	26,474
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 306 shares issued and outstanding	306	306
Additional paid-in capital	23,814	26,211
Retained earnings	509,620	520,066
Accumulated other comprehensive loss	(39,250)	(38,522)
Total SSI shareholders’ equity	520,930	534,535
Noncontrolling interests	3,518	4,016
Total equity	524,448	538,551
Total liabilities and equity	$900,690	$962,299
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2015	2014
Revenues	$321,198	$553,624
Operating expense:
Cost of goods sold	284,854	508,015
Selling, general and administrative	38,418	44,731
(Income) loss from joint ventures	29	(500)
Restructuring charges and other exit-related costs	1,925	593
Operating income (loss)	(4,028)	785
Interest expense	(1,859)	(2,374)
Other income, net	407	932
Loss from continuing operations before income taxes	(5,480)	(657)
Income tax benefit (expense)	578	(106)
Loss from continuing operations	(4,902)	(763)
Loss from discontinued operations, net of tax	(65)	(838)
Net loss	(4,967)	(1,601)
Net income attributable to noncontrolling interests	(329)	(871)
Net loss attributable to SSI	$(5,296)	$(2,472)

Net loss per share attributable to SSI:
Basic:
Net loss per share from continuing operations attributable to SSI	$(0.19)	$(0.06)
Net loss per share from discontinued operations attributable to SSI	—	(0.03)
Net loss per share attributable to SSI(1)	$(0.20)	$(0.09)
Diluted:
Net loss per share from continuing operations attributable to SSI	$(0.19)	$(0.06)
Net loss per share from discontinued operations attributable to SSI	—	(0.03)
Net loss per share attributable to SSI(1)	$(0.20)	$(0.09)
Weighted average number of common shares:
Basic	27,121	26,944
Diluted	27,121	26,944
Dividends declared per common share	$0.1875	$0.1875
(1) May not foot due to rounding
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2015	2014
Net loss	$(4,967)	$(1,601)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,009)	(7,272)
Cash flow hedges, net	240	(908)
Pension obligations, net	41	36
Total other comprehensive loss, net of tax	(728)	(8,144)
Comprehensive loss	(5,695)	(9,745)
Less net income attributable to noncontrolling interests	(329)	(871)
Comprehensive loss attributable to SSI	$(6,024)	$(10,616)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,967)	$(1,601)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	14,828	18,883
Share-based compensation expense	2,937	2,932
Deferred income taxes	(513)	101
Inventory write-down	478	—
Undistributed equity in earnings of joint ventures	29	(500)
(Gain) loss on disposal of assets	21	(436)
Unrealized foreign exchange gain, net	(57)	(454)
Bad debt expense (recoveries), net	47	(19)
Excess tax benefit from share-based payment arrangements	—	(65)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	38,369	30,577
Inventories	4,797	(25,774)
Income taxes	(219)	(6,074)
Prepaid expenses and other current assets	1,578	2,391
Intangibles and other long-term assets	202	179
Accounts payable	(5,026)	(24,851)
Accrued payroll and related liabilities	(8,311)	(11,722)
Other accrued liabilities	(3,534)	260
Environmental liabilities	(514)	350
Other long-term liabilities	381	(376)
Distributed equity in earnings of joint ventures	100	145
Net cash provided by (used in) operating activities	40,626	(16,054)
Cash flows from investing activities:
Capital expenditures	(9,341)	(10,027)
Joint venture payments, net	(4)	—
Proceeds from sale of assets	730	883
Net cash used in investing activities	(8,615)	(9,144)
Cash flows from financing activities:
Proceeds from line of credit	53,500	48,000
Repayment of line of credit	(53,500)	(48,000)
Borrowings from long-term debt	11,439	70,848
Repayment of long-term debt	(35,976)	(49,192)
Repurchase of Class A Common Stock	(3,479)	—
Taxes paid related to net share settlement of share-based payment arrangements	(1,887)	(1,343)
Excess tax benefit from share-based payment arrangements	—	65
Distributions to noncontrolling interest	(827)	(1,138)
Dividends paid	(5,100)	(5,063)
Net cash provided by (used in) financing activities	(35,830)	14,177
Effect of exchange rate changes on cash	(11)	15
Net decrease in cash and cash equivalents	(3,830)	(11,006)
Cash and cash equivalents as of beginning of period	22,755	25,672
Cash and cash equivalents as of end of period	$18,925	$14,666
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015. The results for the three months ended November 30, 2015 and 2014 are not necessarily indicative of the results of operations for the entire fiscal year.
Segment Reporting
Prior to the fourth quarter of fiscal 2015, the Company's internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with its plan announced in April 2015, the Company combined and integrated its auto parts and metals recycling businesses into a single operating platform. The change in the Company's internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. The Company began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in its Annual Report on Form 10-K for the year ended August 31, 2015. The segment data for the comparable period presented herein has been recast to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
Accounting Changes
In April 2014, an accounting standard update was issued that amends the requirements for reporting discontinued operations, which may include a component of an entity or a group of components of an entity. The amendments limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The amendments require expanded disclosure about the assets, liabilities, revenues and expenses of discontinued operations. Further, the amendments require an entity to disclose the pretax profit or loss of an individually significant component that is being disposed of that does not qualify for discontinued operations reporting. The Company adopted the new requirement in the first quarter of fiscal 2016 with no impact to the Unaudited Condensed Consolidated Financial Statements. The standard is to be applied prospectively to all disposals or classifications as held for sale of components that occur beginning in the first quarter of fiscal 2016, and interim periods within that fiscal year, and all businesses that, on acquisition, are classified as held for sale that occur beginning in the first quarter of fiscal 2016, and interim periods within that fiscal year.
In November 2015, an accounting standard update was issued that requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. To simplify the presentation of the Company's deferred tax liabilities and assets, along with valuation allowances against deferred tax assets, the Company early-adopted the new requirement as of the beginning of the first quarter of fiscal 2016 and is applying the amendments prospectively. Adoption of the new requirement impacted the classification of the Company's deferred tax liabilities and assets reported in its Unaudited Condensed Consolidated Balance Sheet as of November 30, 2015, and had no impact on its consolidated results of operations and cash flows. The comparative period balance sheet has not been retrospectively adjusted.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $7 million and $11 million as of November 30, 2015 and August 31, 2015, respectively.
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
As of November 30, 2015 and August 31, 2015, the Company reported $2 million of assets held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents are maintained with two major financial institutions (Bank of America and Wells Fargo Bank, N.A.). Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2015. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $19 million and $33 million of open letters of credit relating to accounts receivable as of November 30, 2015 and August 31, 2015, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
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

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An accounting standard update issued in August 2015 deferred the effective date for applying the guidance in the original standard by one year, which is now effective for the Company beginning in the first quarter of fiscal 2019, including interim periods within that fiscal year. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
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
In July 2015, an accounting standard update was issued that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out (FIFO) or average cost method, at the lower of cost and net realizable value. The current accounting standard requires an entity to measure inventory at the lower of cost or market, whereby market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using the last-in, first-out (LIFO) or retail inventory method. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2015	August 31, 2015
Processed and unprocessed scrap metal	$53,488	$56,860
Semi-finished goods (billets)	10,933	10,648
Finished goods	50,198	50,440
Supplies	38,247	38,584
Inventories	$152,866	$156,532

Note 4 - Goodwill

The Company tests the goodwill in each of its reporting units annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. In the fourth quarter of fiscal 2015, the Company changed its internal organizational and reporting structure to combine the auto and metals recycling businesses, which resulted in the formation of a new operating and reportable segment, AMR, replacing our MRB and APB operating segments. This change led to the identification of components within AMR based on the disaggregation of financial information regularly reviewed by segment management by geographic area. Components with similar economic characteristics were aggregated into reporting units and goodwill was reassigned to the affected reporting units using the relative fair value approach as of the date of the reassessment, July 1, 2015. Beginning on that date, the Company's goodwill is carried by two regionally-defined reporting units, one consisting of a single component with $168 million of allocated goodwill, and the other consisting of two components with similar economic characteristics aggregated into a reporting unit with $9 million of allocated goodwill. During the first quarter of fiscal 2016, the Company evaluated the impact of the weaker market conditions, including the decrease in commodity selling prices and volumes and the resulting impact on the reporting units' operating margins, among other factors, on the key inputs to measuring each reporting unit's fair value and did not identify a triggering event requiring an interim impairment test of goodwill allocated to either reporting unit. However, for the reporting unit with $9 million of allocated goodwill, a sustained trend of underlying operating results at levels comparable to the first quarter of fiscal 2016 could significantly impact the impairment analysis and trigger an interim impairment test which may result in future goodwill impairment charges. Additionally, a further weakening in market conditions, including lower commodity prices and volumes which could impact operating margins and result in a sustained trend of lower than projected financial performance at both regionally-defined reporting units carrying goodwill, a decline in the Company’s share price from current levels for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

The gross changes in the carrying amount of goodwill by reportable segment for the three months ended November 30, 2015 were as follows (in thousands):

Auto and Metals Recycling
August 31, 2015	$175,676
Foreign currency translation adjustment	(299)
November 30, 2015	$175,377

Accumulated goodwill impairment charges were $462 million as of November 30, 2015 and August 31, 2015.

Note 5 - Short-Term Borrowings

The Company has an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires on April 1, 2016. Interest rates are set by the bank at the time of borrowing. The Company had no borrowings outstanding under this credit line as of November 30, 2015 and August 31, 2015. The credit agreement contains various representations and warranties, events of default and financial and other covenants, including covenants regarding maintenance of a minimum fixed charge ratio and a maximum leverage ratio.

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

Changes in the Company’s environmental liabilities for the three months ended November 30, 2015 were as follows (in thousands):

Reportable Segment	Balance as of August 31, 2015	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2015	Short-Term	Long-Term
Auto and Metals Recycling	$46,494	$369	$(927)	$45,936	$798	$45,138
Corporate	299	—	(10)	289	39	250
Total	$46,793	$369	$(937)	$46,225	$837	$45,388

Auto and Metals Recycling (“AMR”)
As of November 30, 2015, AMR had environmental liabilities of $46 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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

On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation-related. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS to the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identifies five possible remedial alternatives which range in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly and estimates a range of four to eighteen years to implement the remedial work, depending on the selected alternative. The Company and other stakeholders have identified a number of concerns regarding the EPA's cost estimates, scheduling assumptions and conclusions regarding the effectiveness of remediation technologies.

The revised draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. While the revised draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). In November 2015, EPA Region 10 presented its preferred alternative

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

remedy to the National Remedy Review Board ("NRRB"), a peer review group that has been established to review proposed Superfund cleanup decisions for consistency with the Superfund statute, regulations, and guidance. EPA Region 10’s preferred alternative presented to the NRRB is a modified version of one of the alternatives (Alternative E) in the revised draft FS, and EPA Region 10 estimates that its preferred alternative would take seven years to implement, with an estimated cost of $1.4 billion (net present value). The Company and other stakeholders believe that this preferred alternative raises the same concerns regarding EPA’s cost estimates, scheduling assumptions, and remedy feasibility and effectiveness as identified with the revised draft FS. The NRRB’s comments and EPA Region 10’s response are pending. EPA Region 10 has stated that it expects to release a Proposed Cleanup Plan for public review and comment in the Spring of 2016 and to issue its final ROD selecting a remedy for the Site in late 2016. As EPA Region 10’s preferred alternative is subject to NRRB review and comment and then to public review and comment, it is uncertain whether the preferred alternative presented by Region 10 in November 2015 will be the selected remedy or whether the EPA will be able to maintain its proposed schedule for issuing the ROD.

The next phase in the process following the ROD is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA will be seeking a new coalition of PRPs to perform the remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's revised draft FS and its approach to the proposed alternative remedies have raised questions and uncertainty as to how that allocation process will proceed.

Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. The Company previously recorded a liability for its estimated share of the costs of the investigation of $1 million.

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

Other AMR Sites
As of November 30, 2015, the Company had environmental liabilities related to various AMR sites other than Portland Harbor of $45 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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

SMB had no environmental liabilities as of November 30, 2015.

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

Note 7 - Restructuring Charges and Other Exit-Related Costs

The Company has implemented a number of restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in its operating platform. The restructuring charges incurred by the Company during the periods presented pertain to three separate plans: the plans announced in the first quarter of fiscal 2014 (the “Q1’14 Plan”), the Q1’15 Plan and the Q2'15 Plan.
The Q1'14 Plan was designed to reduce the Company's annual operating expenses through headcount reductions, productivity improvements, procurement savings and other operational efficiencies.
The Q1'15 Plan included additional productivity initiatives to improve profitability through a combination of revenue drivers and cost reduction initiatives.
At the end of the second quarter of fiscal 2015, the Company commenced additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling underutilized assets at AMR and initiating the closure of seven auto parts stores to align the Company's business to the prevalent market conditions. The Company expanded these initiatives in April 2015, and also announced the integration of the MRB and APB Businesses into the combined AMR platform, in order to achieve operational synergies and reduce the Company's annual operating expenses, primarily selling, general and administrative expenses, through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Additional cost savings and productivity benefits were identified in November 2015. Collectively, these initiatives are referred to as the Q2'15 Plan.
The Company incurred restructuring charges of $2 million and $1 million during the three months ended November 30, 2015 and 2014, respectively. The remaining charges relating to these initiatives are expected to be substantially incurred by the end of fiscal 2017. The significant majority of the restructuring charges require the Company to make cash payments.
In addition to the restructuring charges recorded related to these initiatives, the Company also incurred in fiscal 2015 other exit-related costs consisting of asset impairments and accelerated depreciation due to shortened useful lives in connection with site closures. The Company did not incur other exit-related costs during the three months ended November 30, 2015 and 2014.
Restructuring charges were comprised of the following (in thousands):

	Three Months Ended November 30, 2015				Three Months Ended November 30, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q1’14 Plan	Q1’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$—	$1,161	$1,161	$27	$—	$27
Contract termination costs	90	—	645	735	253	—	253
Other restructuring costs	—	—	—	—	—	343	343
Total restructuring charges	$90	$—	$1,806	$1,896	$280	$343	$623

Restructuring charges included in continuing operations				$1,925			$593
Restructuring charges (recoveries) included in discontinued operations				$(29)			$30

	Total Charges
	Q1’14 Plan	Q1'15 Plan	Q2'15 Plan	Total
Total restructuring charges to date	$6,200	$1,651	$10,429	$18,280
Total expected restructuring charges	$6,200	$1,651	$12,060	$19,911

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following illustrates the reconciliation of the restructuring liability by major type of costs for the three months ended November 30, 2015 (in thousands):

	All Other Plans				Q2’15 Plan				All Plans
	Balance 8/31/2015	Charges	Payments and Other	Balance 11/30/2015	Balance 8/31/2015	Charges	Payments and Other	Balance 11/30/2015	Total Charges to Date	Total Expected Charges
Severance costs	$—	$—	$—	$—	$1,226	$1,161	$(1,307)	$1,080	$11,397	$12,219
Contract termination costs	362	90	(264)	188	1,320	645	(497)	1,468	3,201	4,010
Other restructuring costs	—	—	—	—	—	—	—	—	3,682	3,682
Total	$362	$90	$(264)	$188	$2,546	$1,806	$(1,804)	$2,548	$18,280	$19,911

Due to the immateriality of the activity and liability balances for each of the Q1'14 Plan and Q1'15 Plan, the reconciliation of the restructuring liability for these plans is provided in aggregate.

Restructuring charges and other exit-related costs by reportable segment and discontinued operations were as follows (in thousands):

	Three Months Ended November 30,		Total Charges to Date	Total Expected Charges
	2015	2014
Restructuring charges:
Auto and Metals Recycling	$1,922	$599	$12,720	$13,658
Unallocated (Corporate)	3	(6)	4,010	4,203
Discontinued operations	(29)	30	1,550	2,050
Total restructuring charges	1,896	623	18,280	19,911
Other exit-related costs:
Auto and Metals Recycling	—	—	4,402
Discontinued operations	—	—	2,666
Total other exit-related costs	—	—	7,068
Total restructuring charges and other exit-related costs	$1,896	$623	$25,348
The Company does not allocate restructuring charges and other exit-related costs to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity

Changes in equity were comprised of the following (in thousands):

	Three Months Ended November 30, 2015			Three Months Ended November 30, 2014
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$534,535	$4,016	$538,551	$770,784	$5,193	$775,977
Net income (loss)	(5,296)	329	(4,967)	(2,472)	871	(1,601)
Other comprehensive loss, net of tax	(728)	—	(728)	(8,144)	—	(8,144)
Distributions to noncontrolling interests	—	(827)	(827)	—	(1,138)	(1,138)
Share repurchases	(3,479)	—	(3,479)	—	—	—
Restricted stock withheld for taxes	(1,887)	—	(1,887)	(1,343)	—	(1,343)
Share-based compensation	2,937	—	2,937	2,932	—	2,932
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	(708)	—	(708)
Dividends	(5,152)	—	(5,152)	(5,128)	—	(5,128)
Balance - November 30 (End of period)	$520,930	$3,518	$524,448	$755,921	$4,926	$760,847

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended November 30, 2015				Three Months Ended November 30, 2014
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(34,009)	$(4,273)	$(240)	$(38,522)	$(10,663)	$(2,036)	$58	$(12,641)
Other comprehensive loss before reclassifications	(1,009)	—	—	(1,009)	(7,272)	—	(1,712)	(8,984)
Income tax benefit	—	—	—	—	—	—	428	428
Other comprehensive loss before reclassifications, net of tax	(1,009)	—	—	(1,009)	(7,272)	—	(1,284)	(8,556)
Amounts reclassified from accumulated other comprehensive loss	—	64	312	376	—	49	501	550
Income tax benefit	—	(23)	(72)	(95)	—	(13)	(125)	(138)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	41	240	281	—	36	376	412
Net periodic other comprehensive income (loss)	(1,009)	41	240	(728)	(7,272)	36	(908)	(8,144)
Balances - November 30 (End of period)	$(35,018)	$(4,232)	$—	$(39,250)	$(17,935)	$(2,000)	$(850)	$(20,785)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Discontinued Operations

In the third quarter of fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting in accordance with the accounting standards in effect at the time. The operations of the six qualifying stores had previously been reported within the APB reportable segment, which was subsequently replaced by the AMR reportable segment in the fourth quarter of fiscal 2015.
Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended November 30,
	2015	2014
Revenues	$—	$3,630

Loss from discontinued operations before income taxes	$(79)	$(936)
Income tax benefit	14	98
Loss from discontinued operations, net of tax	$(65)	$(838)

Note 11 - Derivative Financial Instruments

The Company previously entered into a series of foreign currency exchange forward contracts to sell U.S. dollars in order to hedge a portion of its exposure to fluctuating rates of exchange on anticipated U.S. dollar-denominated sales by its Canadian subsidiary with a functional currency of the Canadian dollar. The Company utilized intercompany foreign currency derivatives and offsetting derivatives with external counterparties in order to designate the intercompany derivatives as hedging instruments. Once the U.S. dollar-denominated sales have been recognized and the corresponding receivables collected, the Company utilized foreign currency exchange forward contracts to sell Canadian dollars, achieving a result similar to net settling the contracts to sell U.S. dollars. The foreign currency exchange forward contracts to sell Canadian dollars are not designated as hedging instruments.
The Company did not have any foreign currency exchange forward contracts as of November 30, 2015, and the results of contracts that expired during the three months ended November 30, 2015 were immaterial. Accordingly, the results of foreign currency exchange forward contracts for the three months ended November 30, 2015 are excluded from the tabular disclosures below.
The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheets is as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	August 31, 2015
Foreign currency exchange forward contracts	Prepaid expenses and other current assets	$—
Foreign currency exchange forward contracts	Other accrued liabilities	$(751)

The following table summarizes the results of foreign currency exchange derivatives (in thousands):

	Derivative Gain (Loss) Recognized
	Three Months Ended November 30, 2014
	Other Comprehensive Loss	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(1,712)	$(501)	$54
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(5)

There was no hedge ineffectiveness with respect to the forward currency exchange cash flow hedges for the three months ended November 30, 2015 and 2014.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Share-Based Compensation

In the first quarter of fiscal 2016, as part of the annual awards under the Company's Long-Term Incentive Plan, the Compensation Committee of the Company's Board of Directors ("Compensation Committee") granted 203,728 restricted stock units ("RSUs") and 201,702 performance share awards to the Company's key employees and officers under the Company's 1993 Amended and Restated Stock Incentive Plan ("SIP"). The RSUs have a five-year term and vest 20% per year commencing October 31, 2016. In addition, in the first quarter of fiscal 2016 the Compensation Committee granted 48,163 RSUs with a two-year vesting term and no retirement-eligibility provisions under the SIP. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $4 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.
The performance share awards are comprised of two separate and distinct awards with different vesting conditions.
The Compensation Committee granted 99,860 performance share awards based on a relative Total Shareholder Return ("TSR") metric over a performance period spanning November 9, 2015 to August 31, 2018. Award share payouts range from 0% to a maximum of 200% based on the relative ranking of the Company's TSR among a designated peer group of 16 companies. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company's TSR is negative. The TSR awards contain a market condition and, therefore, once the award recipients complete the requisite service period, the related compensation expense based on the grant-date fair value is not changed, regardless of whether the market condition has been satisfied. The estimated fair value of the TSR awards at the date of grant was $2 million. The Company estimated the fair value of the TSR awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
The remaining 101,842 performance share awards have a three -year performance period consisting of the Company’s fiscal 2016, 2017 and 2018. The performance targets are based on the Company's cash flow return on investment over the three-year performance period, with award payouts ranging from 0% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $2 million.
The compensation expense associated with performance share awards is recognized over the requisite service period, net of forfeitures. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2018.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three months ended November 30, 2015 and 2014 was a benefit of 10.5% and an expense of 16.1%, respectively.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended November 30,
	2015(1)	2014(1)
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	0.8	(0.9)
Foreign income taxed at different rates	(9.1)	(57.6)
Section 199 deduction	—	1.5
Non-deductible officers’ compensation	1.5	(0.1)
Noncontrolling interests	(3.9)	0.2
Research and development credits	(0.2)	—
Valuation allowance on deferred tax assets	(16.4)	8.0
Unrecognized tax benefits	1.2	(0.4)
Other non-deductible expenses	2.1	—
Other	(0.5)	(1.8)
Effective tax rate	10.5%	(16.1)%
_____________________________

(1)	For periods with reported pre-tax losses, the effect of reconciling items with positive signs is a tax benefit in excess of applying the federal statutory rate to the pre-tax loss.

The effective tax rate from continuing operations for the first quarter of fiscal 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate is the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.

The effective tax rate from continuing operations for the first quarter of fiscal 2015 was lower than the federal statutory rate of 35% primarily due to the impact of the financial performance of certain foreign operations which are taxed at more favorable rates, and the impact of recording a full valuation allowance on the current period benefit associated with certain foreign operations losses.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. At this time, the Company is under examination in one of its taxing jurisdictions, Canada, for fiscal years 2013 and 2014. For U.S. federal income tax returns, fiscal years 2012 to 2015 remain subject to examination under the statute of limitations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Net Loss Per Share

The following table sets forth the information used to compute basic and diluted net loss per share attributable to SSI (in thousands):

	Three Months Ended November 30,
	2015	2014
Loss from continuing operations	$(4,902)	$(763)
Net income attributable to noncontrolling interests	(329)	(871)
Loss from continuing operations attributable to SSI	(5,231)	(1,634)
Loss from discontinued operations, net of tax	(65)	(838)
Net loss attributable to SSI	$(5,296)	$(2,472)
Computation of shares:
Weighted average common shares outstanding, basic	27,121	26,944
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs, and RSUs	—	—
Weighted average common shares outstanding, diluted	27,121	26,944

Common stock equivalent shares of 931,060 and 1,365,414 were considered antidilutive and were excluded from the calculation of diluted net loss per share for the three months ended November 30, 2015 and 2014.

Note 15 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $7 million for the three months ended November 30, 2015 and 2014, respectively.
Thomas D. Klauer, Jr., who had been President of the Company’s former Auto Parts Business prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million for the three months ended November 30, 2014. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2020 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for the three months ended November 30, 2014.
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

Prior to the fourth quarter of fiscal 2015, the Company's internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with its plan announced in April 2015, the Company combined and integrated its auto parts and metals recycling businesses into a single operating platform. This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The change in the Company's internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. The Company began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in its Annual Report on Form 10-K for the year ended August 31, 2015. The segment data for the comparable period presented herein has been revised to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.

AMR buys and processes ferrous and nonferrous metal for sale to foreign and other domestic steel producers or their representatives and to SMB. In addition, AMR purchases ferrous metal from other processors for shipment directly to SMB. AMR also procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal, the results of which are reported within the AMR reportable segment.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income and expense to its reportable segments. Expenses related to shared services that support operational activities and transactions is allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for certain shared services management and administrative services that benefit both reportable segments. In addition, the Company does not allocate restructuring charges and other exit-related costs to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended November 30,
	2015	2014
Revenues:
Auto and Metals Recycling:
Revenues	$272,965	$513,688
Less: Intersegment revenues	(23,668)	(55,282)
AMR external customer revenues	249,297	458,406
Steel Manufacturing Business:
Revenues	71,901	95,218
Total revenues	$321,198	$553,624

The table below illustrates the reconciliation of the Company’s segment operating income to the loss from continuing operations before income taxes (in thousands):

	Three Months Ended November 30,
	2015	2014
Auto and Metals Recycling	$2,036	$4,730
Steel Manufacturing Business	2,754	6,207
Segment operating income	4,790	10,937
Restructuring charges and other exit-related costs	(1,925)	(593)
Corporate and eliminations	(6,893)	(9,559)
Operating income (loss)	(4,028)	785
Interest expense	(1,859)	(2,374)
Other income, net	407	932
Loss from continuing operations before income taxes	$(5,480)	$(657)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	November 30, 2015	August 31, 2015
Auto and Metals Recycling(1)	$1,490,006	$1,492,906
Steel Manufacturing Business	372,262	370,955
Total segment assets	1,862,268	1,863,861
Corporate and eliminations	(961,578)	(901,562)
Total assets	$900,690	$962,299
_____________________________

(1)	AMR total assets include $15 million as of November 30, 2015 and August 31, 2015 for investments in joint ventures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2015 and 2014. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2015 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America's largest recyclers of ferrous and nonferrous scrap metal including end-of-life vehicles and a manufacturer of finished steel products.
Prior to the fourth quarter of fiscal 2015, our internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with our plan announced in April 2015, we combined and integrated our auto parts and metals recycling businesses into a single operating platform. This change in organizational structure is intended to further optimize the efficiencies in our operating platform, enabling additional synergies to be captured throughout our supply chain and global sales channels and more effectively leveraging our shared services platform. The change in our internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. We began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in our Annual Report on Form 10-K for the year ended August 31, 2015. The segment data for the comparable period presented herein has been recast to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.

The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

For further information regarding our reportable segments, see Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Executive Overview of Financial Results for the First Quarter of Fiscal 2016

We generated consolidated revenues of $321 million in the first quarter of fiscal 2016, a decrease of 42% from the $554 million of consolidated revenues in the first quarter of fiscal 2015 primarily as a result of significantly lower average net selling prices for ferrous and nonferrous scrap metal, in both export and domestic markets, and reduced sales volumes compared to the prior year period. The decrease in ferrous and nonferrous scrap metal prices was driven by weaker global markets due to excess capacity and overproduction, a further strengthening of the U.S. dollar, the impact of lower iron ore prices on market conditions for recycled ferrous metals and weaker demand in the end-markets to which we sell. Export and domestic net selling prices for ferrous material experienced several periods of sharp declines throughout fiscal 2015, and decreased further by approximately $35 per ton, or 15%, and approximately $65 per ton, or 30%, respectively, in the first quarter of fiscal 2016 compared to the end of fiscal 2015. Average net selling prices for shipments of ferrous and nonferrous scrap metal during the first quarter of fiscal 2016 were 45% and 22% lower, respectively, than in the prior year period. Sales volumes of ferrous and nonferrous scrap metal at AMR decreased by 18% and 22%, respectively, compared to the prior year period primarily due to a combination of weaker demand globally and lower availability of raw materials including end-of-life vehicles due to the lower price environment.
Consolidated operating loss was $4 million in the first quarter of fiscal 2016, compared to consolidated operating income of $1 million in the first quarter of fiscal 2015. Adjusted consolidated operating loss in the first quarter of fiscal 2016 was $2 million, compared to adjusted consolidated operating income of $7 million in the first quarter of fiscal 2015 (adjusted results exclude restructuring charges and other exit-related costs and, in the first quarter of fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). The lower and sharply declining price environment during the first quarter of fiscal 2016 adversely impacted the supply of scrap metal, which resulted in lower processed volumes and compression of operating margins at AMR. In addition, in an environment of sharply declining commodity prices, average inventory costs did not decrease as quickly as purchase costs for scrap metal in both the current and the prior year period, resulting in a substantial and similar adverse effect on cost of goods sold and overall operating results at AMR in both periods. The effects of these adverse conditions on operating results in the first quarter of fiscal 2016 were partially offset by benefits to cost of goods sold resulting from restructuring actions taken in fiscal 2015 to reduce direct costs of production and by a decrease in consolidated selling, general and administrative ("SG&A") expense of $6 million, or 14%, compared to the prior year period primarily as a result of lower employee-related expense associated with cost saving and productivity initiatives implemented after the first quarter of fiscal 2015.

In fiscal 2015, we initiated and implemented additional cost reduction and productivity improvement measures in the first quarter of fiscal 2015 (the "Q1'15 Plan") followed by further cost saving and exit-related initiatives in the second quarter of fiscal 2015 (the "Q2'15 Plan") targeting a combined benefit to annual operating performance of approximately $60 million. We expanded this annual target in the first quarter of fiscal 2016 to a combined total of $65 million. The cost reduction and productivity improvements associated with the Q1'15 Plan are driven by a combination of revenue drivers and production and SG&A cost reduction initiatives with a targeted aggregate annual improvement of $14 million. The improvements to performance associated with the Q2'15 Plan are driven by strategic actions consisting of idling shredding equipment and closing seven auto parts stores at AMR to align our business to the prevalent market conditions, targeting an improvement in annual operating performance of approximately $18 million. In addition, as part of the Q2'15 Plan in April 2015 we initiated measures, and also announced the integration of the MRB and APB Businesses into the combined AMR platform, in order to achieve operational synergies and reduce our annual operating expenses, primarily SG&A expense, by approximately $33 million through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. In the first quarter of fiscal 2016, we achieved approximately $16 million in combined benefits related to the Q1'15 and Q2'15 Plans, with the substantial majority of the full annual benefits from these initiatives expected to be achieved during fiscal 2016.

Net loss from continuing operations attributable to SSI in the first quarter of fiscal 2016 was $5 million, or $(0.19) per diluted share, compared to net loss from continuing operations attributable to SSI of $2 million, or $(0.06) per diluted share, in the prior year period. Adjusted net loss from continuing operations attributable to SSI in the first quarter of fiscal 2016 was $4 million, or $(0.13) per diluted share, compared to adjusted net income from continuing operations attributable to SSI of $3 million, or $0.11 per diluted share, in the prior year period (adjusted results exclude restructuring charges and other exit-related costs and, in the first quarter of fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following items summarize our consolidated financial results for the first quarter of fiscal 2016:

•	Revenues of $321 million, compared to $554 million in the first quarter of fiscal 2015;

•	Consolidated operating loss of $4 million, compared to consolidated operating income of $1 million in the first quarter of fiscal 2015;

•
Adjusted consolidated operating loss of $2 million, compared to adjusted consolidated operating income of $7 million in the first quarter of fiscal 2015 (see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•	For the first three months of fiscal 2016, net cash provided by operating activities of $41 million, compared to net cash used in operating activities of $16 million in the prior year period; and

•
Debt, net of cash, of $185 million as of November 30, 2015, compared to $205 million as of August 31, 2015 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight our reportable segment financial results for the first quarter of fiscal 2016:

•	AMR revenues and operating income of $273 million and $2 million, respectively, compared to $514 million and $5 million, respectively, in the first quarter of fiscal 2015.

•
AMR adjusted operating income of $2 million compared to $10 million in the first quarter of fiscal 2015 (see reconciliation of adjusted AMR operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•	SMB revenues and operating income of $72 million and $3 million, respectively, compared to $95 million and $6 million, respectively, in the first quarter of fiscal 2015.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2015	2014	% Change
Revenues:
Auto and Metals Recycling	$272,965	$513,688	(47)%
Steel Manufacturing Business	71,901	95,218	(24)%
Intercompany revenue eliminations(1)	(23,668)	(55,282)	(57)%
Total revenues	321,198	553,624	(42)%
Cost of goods sold:
Auto and Metals Recycling	242,393	475,455	(49)%
Steel Manufacturing Business	67,478	87,304	(23)%
Intercompany cost of goods sold eliminations(1)	(25,017)	(54,744)	(54)%
Total cost of goods sold	284,854	508,015	(44)%
Selling, general and administrative expense:
Auto and Metals Recycling	28,450	34,030	(16)%
Steel Manufacturing Business	1,669	1,707	(2)%
Corporate(2)	8,299	8,994	(8)%
Total selling, general and administrative expense	38,418	44,731	(14)%
(Income) loss from joint ventures:
Auto and Metals Recycling	86	(527)	NM
Change in intercompany profit elimination(3)	(57)	27	NM
Total loss (income) from joint ventures	29	(500)	NM
Operating income (loss):
Auto and Metals Recycling	2,036	4,730	(57)%
Steel Manufacturing Business	2,754	6,207	(56)%
Segment operating income	4,790	10,937	(56)%
Restructuring charges and other exit-related costs(4)	(1,925)	(593)	100%
Corporate expense(2)	(8,299)	(8,994)	(8)%
Change in intercompany profit elimination(5)	1,406	(565)	NM
Total operating income (loss)	$(4,028)	$785	NM
_____________________________
NM = Not Meaningful

(1)	AMR sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. market prices. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for certain shared services management and administrative services that benefit both reportable segments.

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

Revenues
Consolidated revenues in the first quarter of fiscal 2016 were $321 million, a decrease of 42% compared to the same period in the prior year. Consolidated revenues decreased primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal, in both export and domestic markets, and reduced sales volumes compared to the prior year period. The decrease in ferrous and nonferrous scrap metal prices was driven by weaker global markets due to excess capacity and overproduction, a further strengthening of the U.S. dollar, the impact of lower iron ore prices on market conditions for recycled ferrous metals and weaker demand in the end-markets to which we sell. Export and domestic net selling prices for ferrous material experienced several periods of sharp declines throughout fiscal 2015, and decreased further by approximately $35 per ton, or 15%, and approximately $65 per ton, or 30%, respectively, in the first quarter of fiscal 2016 compared to the end of fiscal 2015. Average net selling prices for shipments of ferrous and nonferrous scrap metal in the first quarter of fiscal 2016 were 45% and 22% lower, respectively, than in the prior year period. Sales volumes of ferrous and nonferrous scrap metal at AMR decreased by 18% and 22%, respectively, compared to the prior year period primarily due to a combination of weaker demand globally and lower availability of raw materials including end-of-life vehicles due to the lower price environment. The average sales price of finished steel products also decreased significantly compared to the prior year period driven by competition from imports and lower steel-making raw material costs.
Operating Income (Loss)
Consolidated operating loss was $4 million in the first quarter of fiscal 2016, compared to consolidated operating income of $1 million in the first quarter of fiscal 2015. Adjusted consolidated operating loss in the first quarter of fiscal 2016 was $2 million, compared to adjusted consolidated operating income of $7 million in the first quarter of fiscal 2015 (adjusted results exclude restructuring charges and other exit-related costs and, in the first quarter of fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). The lower and sharply declining price environment during the first quarter of fiscal 2016 adversely impacted the supply of scrap metal, which resulted in lower processed volumes and compression of operating margins at AMR. In addition, in an environment of sharply declining commodity prices, average inventory costs did not decrease as quickly as purchase costs for scrap metal in both the current and the prior year period, resulting in a substantial and similar adverse effect on cost of goods sold and overall operating results at AMR in both periods. The effects of these adverse conditions on operating results in the first quarter of fiscal 2016 were partially offset by benefits to cost of goods sold resulting from restructuring actions taken in fiscal 2015 to reduce direct costs of production and by a decrease in consolidated SG&A expense of $6 million, or 14%, compared to the prior year period primarily as a result of lower employee-related expense associated with cost saving and productivity initiatives implemented after the first quarter of fiscal 2015.
Consolidated operating results in the first quarter of fiscal 2016 and 2015 also included restructuring charges of $2 million and $1 million, respectively. Restructuring charges consisted of severance, contract termination and other restructuring costs. These charges relate to restructuring initiatives under three separate plans: the plans announced in the first quarter of fiscal 2014 (the “Q1’14 Plan”), the Q1'15 Plan and the Q2'15 Plan.
In the first quarter of fiscal 2014, we initiated the Q1'14 Plan and began implementing restructuring and productivity initiatives to reduce our annual operating expenses by approximately $30 million, which was subsequently increased to $40 million later in the fiscal year. We achieved approximately $29 million of benefit in fiscal 2014, with the full annual benefit achieved in fiscal 2015. The majority of the reduction in operating expenses occurred at AMR and resulted from a combination of headcount reductions, implementation of operational efficiencies, reduced lease costs and other productivity improvements.
In fiscal 2015, we initiated and implemented additional cost reduction and productivity improvement measures in the first quarter of fiscal 2015 followed by further cost saving and exit-related initiatives in the second quarter of fiscal 2015 targeting a combined benefit to annual operating performance of approximately $60 million. We expanded this annual target in the first quarter of fiscal 2016 to a combined total of $65 million. The cost reduction and productivity improvements associated with the Q1'15 Plan are driven by a combination of revenue drivers and production and SG&A cost reduction initiatives with a targeted aggregate annual improvement of $14 million, with the full annual rate expected to be achieved in fiscal 2016. The improvements to performance associated with the Q2'15 Plan include two components. The first component reflects strategic actions consisting of idling shredding equipment and closing seven auto parts stores at AMR to align our business to the prevalent market conditions, targeting an improvement in annual operating performance of approximately $18 million, of which approximately one-third is from reduced depreciation expense. As part of the second component of the Q2'15 Plan, in April 2015 we initiated measures, and also announced the integration of the MRB and APB Businesses into the combined AMR platform, in order to achieve operational synergies and reduce our annual operating expenses, primarily SG&A expense, by approximately $28 million, subsequently increased to $33 million in the first quarter of fiscal 2016, through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. In the first quarter of fiscal 2016, we achieved approximately $16 million in combined benefits related to the Q1'15 and Q2'15 Plans, with the substantial majority of the $65 million in annual benefits from these initiatives expected to be achieved in fiscal 2016.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Restructuring charges were comprised of the following (in thousands):

	Three Months Ended November 30, 2015				Three Months Ended November 30, 2014
	Q1’14 Plan	Q1’15 Plan	Q2’15 Plan	Total Charges	Q1’14 Plan	Q1’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$—	$1,161	$1,161	$27	$—	$27
Contract termination costs	90	—	645	735	253	—	253
Other restructuring costs	—	—	—	—	—	343	343
Total restructuring charges	$90	$—	$1,806	$1,896	$280	$343	$623

Restructuring charges included in continuing operations				$1,925			$593
Restructuring charges (recoveries) included in discontinued operations				$(29)			$30

See Note 7 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Income Tax Expense
Our effective tax rate from continuing operations for the first quarter of fiscal 2016 was a benefit of 10.5%, compared to an expense of 16.1% for the prior year period.

The effective tax rate from continuing operations for the first quarter of fiscal 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate is the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.

The effective tax rate from continuing operations for the first quarter of fiscal 2015 was lower than the federal statutory rate of 35% primarily due to the impact of the financial performance of certain foreign operations which are taxed at more favorable rates, and the impact of recording a full valuation allowance on the current period benefit associated with certain foreign operations losses.

The effective tax rate from continuing operations for fiscal 2016 is expected to be approximately 14%, subject to financial performance for the remainder of the year.

Discontinued Operations
In the third quarter of fiscal 2015, in connection with the Q2'15 Plan, we ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting in accordance with the accounting standards in effect at the time. The operations of the six qualifying stores had previously been reported within the APB reportable segment, which was subsequently replaced by the AMR reportable segment in the fourth quarter of fiscal 2015.
Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended November 30,
	2015	2014
Revenues	$—	$3,630

Loss from discontinued operations before income taxes	$(79)	$(936)
Income tax benefit	14	98
Loss from discontinued operations, net of tax	$(65)	$(838)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We currently operate our business across two reportable segments: AMR and SMB. Additional financial information relating to these reportable segments is contained in Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Auto and Metals Recycling

	Three Months Ended November 30,
($ in thousands, except for prices)	2015	2014	% Change
Ferrous revenues	$163,413	$348,370	(53)%
Nonferrous revenues	80,896	128,385	(37)%
Retail and other revenues	28,656	36,933	(22)%
Total segment revenues	272,965	513,688	(47)%
Cost of goods sold	242,393	475,455	(49)%
Selling, general and administrative expense	28,450	34,030	(16)%
(Income) loss from joint ventures	86	(527)	(116)%
Segment operating income	$2,036	$4,730	(57)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$180	$330	(45)%
Foreign	$179	$319	(44)%
Average	$179	$323	(45)%
Ferrous sales volume (LT, in thousands):
Domestic	290	380	(24)%
Foreign	515	605	(15)%
Total ferrous sales volume (LT, in thousands)	805	985	(18)%
Average nonferrous sales price ($/pound)(1)(3)	$0.63	$0.81	(22)%
Nonferrous sales volumes (pounds, in thousands)(3)	111,077	142,661	(22)%
Cars purchased (in thousands)(2)	77	92	(16)%
Number of auto parts stores at period end	55	56	(2)%
Outbound freight included in cost of goods sold	$22,156	$34,971	(37)%
_____________________________
NM = Not Meaningful
LT = Long Ton, which is 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Cars purchased by auto parts stores only.

(3)	Average sales price and volume information excludes PGM metals in catalytic converters.

Revenues
Revenues in the first quarter of fiscal 2016 decreased by 47% compared to the prior year period primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal, in both export and domestic markets, and reduced sales volumes compared to the prior year period. The decrease in ferrous and nonferrous scrap metal prices was driven by weaker global markets due to excess capacity and overproduction, a further strengthening of the U.S. dollar, the impact of lower iron ore prices on market conditions for recycled ferrous metals and weaker demand in the end-markets to which we sell. Export and domestic net selling prices for ferrous material experienced several periods of sharp declines throughout fiscal 2015, and decreased further by approximately $35 per ton, or 15%, and approximately $65 per ton, or 30%, respectively, in the first quarter of fiscal 2016 compared to the end of fiscal 2015. Average net selling prices for shipments of ferrous and nonferrous scrap metal in the first quarter of fiscal 2016 were 45% and 22% lower, respectively, than in the prior year period. Sales volumes of ferrous and nonferrous scrap metal at AMR decreased by 18% and 22%, respectively, compared to the prior year period, primarily due to a combination of weaker demand globally and lower availability of raw materials including end-of-life vehicles due to the lower price environment.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Segment Operating Income
Operating income for the first quarter of fiscal 2016 was $2 million, compared to $5 million in the prior year period. Adjusted operating income for the first quarter fiscal 2016 was $2 million, compared to $10 million in the prior year period (adjusted results exclude restructuring charges and other exit-related costs and, in the first quarter of fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see reconciliation of adjusted AMR operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). The lower and sharply declining price environment during the first quarter of fiscal 2016 adversely impacted the supply of scrap metal, which resulted in lower processed volumes and compression of operating margins. In addition, in an environment of sharply declining commodity prices, average inventory costs did not decrease as quickly as purchase costs for scrap metal in both the current and the prior year period, resulting in a substantial and similar adverse effect on cost of goods sold and overall operating results at AMR in both periods. The effects of these adverse conditions on operating results in the first quarter of fiscal 2016 were partially offset by the benefit of approximately $14 million achieved by AMR in connection with the productivity improvements, cost savings initiatives and other strategic actions associated with the Q1'15 and Q2'15 plans. These initiatives also contributed to a decrease in SG&A expense of $6 million, or 16%, compared to the prior year period.
Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except for price)	2015	2014	% Change
Revenues(1)	$71,901	$95,218	(24)%
Cost of goods sold	67,478	87,304	(23)%
Selling, general and administrative expense	1,669	1,707	(2)%
Segment operating income	$2,754	$6,207	(56)%
Finished steel products average sales price ($/ST)(2)	$554	$688	(19)%
Finished steel products sold (tons, in thousands)	123	126	(2)%
Rolling mill utilization	68%	72%
_____________________________
ST = Short Ton, which is 2,000 pounds

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
Revenues
Revenues decreased by 24% compared with the prior year period due to reduced average selling prices for finished steel products driven by competition from lower priced imports and reduced steel-making raw material costs.
Segment Operating Income
Operating income for the first quarter of fiscal 2016 was $3 million compared to $6 million in the prior year period. The decrease was primarily due to the declining price environment in the first quarter of fiscal 2016, compared to more stable market conditions in the prior year quarter, which led to selling prices falling faster than cost of goods sold.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $19 million and $23 million as of November 30, 2015 and August 31, 2015, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2015, debt, net of cash, was $185 million compared to $205 million as of August 31, 2015 (refer to Non-GAAP Financial Measures below), a decrease of $21 million primarily as a result of the positive cash flows generated by operating activities. Our cash balances as of November 30, 2015 and August 31, 2015 each include $5 million which is indefinitely reinvested in Puerto Rico and Canada.
Operating Activities

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Net cash provided by operating activities in the first three months of fiscal 2016 was $41 million, compared to net cash used in operating activities of $16 million in the first three months of fiscal 2015.

Sources of cash in the first three months of fiscal 2016 included a $38 million decrease in accounts receivable primarily due to reductions in recycled metal and finished steel selling prices and the timing of sales and collections and a $5 million decrease in inventory due to the impacts of declining scrap metal purchase prices and timing of purchases and sales. Uses of cash in the first three months of fiscal 2016 included a $5 million decrease in accounts payable and an $8 million decrease in accrued payroll and related liabilities due to the timing of payments.

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

Investing Activities
Net cash used in investing activities was $9 million in the first three months of fiscal 2016 and 2015.

Cash used in investing activities in the first three months of fiscal 2016 included capital expenditures of $9 million to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related assets, compared to $10 million in the prior year period.

Financing Activities
Net cash used in financing activities in the first three months of fiscal 2016 was $36 million, compared to net cash provided by financing activities of $14 million in the first three months of fiscal 2015.

Cash used in financing activities in the first three months of fiscal 2016 was primarily due to $25 million in net repayments of debt (refer to Non-GAAP Financial Measures below), $5 million for dividends and $3 million for share repurchases.

Cash provided by financing activities in the first three months of fiscal 2015 was primarily due to $22 million in net borrowings of debt (refer to Non-GAAP Financial Measures below) mainly used to support higher net working capital primarily due to the timing of inventory purchases and sales. Uses of cash included $5 million for dividends.

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

We had borrowings outstanding under the credit facility of $191 million as of November 30, 2015 and $215 million as of August 31, 2015. The weighted average interest rate on amounts outstanding under this facility was 1.99% and 1.95% as of November 30, 2015 and August 31, 2015, respectively.

We also have an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expires April 1, 2016. Interest rates are set by the bank at the time of borrowing. We had no borrowings outstanding under this line of credit as of November 30, 2015 and August 31, 2015.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

As of November 30, 2015, we were in compliance with these financial covenants. The consolidated fixed charge coverage ratio is required to be no less than 1.25 to 1.00 and was 1.62 to 1.00 as of November 30, 2015. The consolidated leverage ratio is required to be no more than 0.55 to 1.00 and was 0.29 to 1.00 as of November 30, 2015. While we expect to remain in compliance with these covenants, there can be no assurances that we will be able to do so in the event market conditions or other negative factors which adversely impact our results of operations and financial position lead to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of either covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under both agreements. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurances that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

In addition, as of November 30, 2015 and August 31, 2015, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $9 million for the first three months of fiscal 2016, compared to $10 million for the same period in the prior year. We currently plan to invest up to $50 million in capital expenditures on maintenance and environmental compliance and safety-related projects in fiscal 2016, exclusive of any capital expenditures for growth projects, using cash generated from operations and available lines of credit.

Dividends
On October 29, 2015, our Board of Directors declared a dividend for the first quarter of fiscal 2016 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 9, 2015.

Environmental Compliance
Our commitment to recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $3 million in capital expenditures for environmental projects during the first three months of fiscal 2016, and plan to invest up to $18 million for such projects in fiscal 2016. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). A group of PRPs, referred to as the "Lower Willamette Group" ("LWG"), is conducting an investigation and study to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. We are not a member of the LWG. On March 30, 2012, the LWG submitted to the EPA a draft feasibility study (“draft FS”) based on approximately ten years of work and $100 million in costs classified as investigation-related. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS to the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identifies five possible remedial alternatives which range in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly and estimates a range of four to eighteen years to implement the remedial work, depending on the selected alternative. We and other stakeholders have identified a number of concerns regarding the EPA's cost estimates, scheduling assumptions and conclusions regarding the effectiveness of remediation technologies. The revised draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. While the revised draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). In November 2015, EPA Region 10 presented its preferred alternative remedy to the National Remedy Review Board ("NRRB"), a peer review group that has been

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

established to review proposed Superfund cleanup decisions for consistency with the Superfund statute, regulations, and guidance. EPA Region 10’s preferred alternative presented to the NRRB is a modified version of one of the alternatives (Alternative E) in the revised draft FS, and EPA Region 10 estimates that its preferred alternative would take seven years to implement, with an estimated cost of $1.4 billion (net present value). We and other stakeholders believe that this preferred alternative raises the same concerns regarding EPA’s cost estimates, scheduling assumptions, and remedy feasibility and effectiveness as identified with the revised draft FS. The NRRB’s comments and EPA Region 10’s response are pending. EPA Region 10 has stated that it expects to release a Proposed Cleanup Plan for public review and comment in the Spring of 2016 and to issue its final ROD selecting a remedy for the Site in late 2016. As EPA Region 10’s preferred alternative is subject to NRRB review and comment and then to public review and comment, it is uncertain whether the preferred alternative presented by Region 10 in November 2015 will be the selected remedy or whether the EPA will be able to maintain its proposed schedule for issuing the ROD. The next phase in the process following the ROD is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA will be seeking a new coalition of PRPs to perform the remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's revised draft FS and its approach to the proposed alternative remedies have raised questions and uncertainty as to how that allocation process will proceed. Separately, the natural resource trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Any material liabilities recorded in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Share Repurchase Program
Pursuant to our amended share repurchase program, we have existing authorization to repurchase up to approximately 1.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to fiscal 2016, we had repurchased approximately 7 million shares of the 9 million shares authorized for repurchase under the program. In the first quarter of fiscal 2016, we repurchased an additional 203 thousand shares of our Class A common stock for a total of $3 million.

Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for acquisitions, capital expenditures, working capital, share repurchases, dividends, joint ventures, debt service requirements and environmental obligations. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Off-Balance Sheet Arrangements

None.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At November 30, 2015, we had $16 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2015, except for the following:
Goodwill
In the fourth quarter of fiscal 2015, we changed our internal organizational and reporting structure to combine the auto and metals recycling businesses, which resulted in the formation of a new operating and reportable segment, AMR, replacing our MRB and APB operating segments. This change led to the identification of components within AMR based on the disaggregation of financial information regularly reviewed by segment management by geographic area. Components with similar economic characteristics were aggregated into reporting units and goodwill was reassigned to the affected reporting units using the relative fair value approach as of the date of the reassessment, July 1, 2015. Beginning on that date, our goodwill is carried by two regionally-defined reporting units, one consisting of a single component with $168 million of allocated goodwill, and the other consisting of two components with similar economic characteristics aggregated into a reporting unit with $9 million of allocated goodwill. During the first quarter of fiscal 2016, we evaluated the impact of the weaker market conditions, including the decrease in commodity selling prices and volumes and the resulting impact on the reporting units' operating margins, among other factors, on the key inputs to measuring each reporting unit's fair value and did not identify a triggering event requiring an interim impairment test of goodwill allocated to either reporting unit. However, for the reporting unit with $9 million of allocated goodwill, a sustained trend of underlying operating results at levels comparable to the first quarter of fiscal 2016 could significantly impact our impairment analysis and trigger an interim impairment test which may result in future goodwill impairment charges. Additionally, a further weakening in market conditions, including lower commodity prices and volumes which could impact operating margins and result in a sustained trend of lower than projected financial performance at both regionally-defined reporting units carrying goodwill, a decline in our share price from current levels for a sustained period of time or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analysis for both reporting units with allocated goodwill and may result in future goodwill impairment charges which, if incurred, could have a material adverse effect on our financial condition and results of operations. See Note 4 - Goodwill in the Notes to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 of this report for further detail.
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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2015	August 31, 2015
Short-term borrowings	$599	$584
Long-term debt, net of current maturities	202,947	227,572
Total debt	203,546	228,156
Less: cash and cash equivalents	18,925	22,755
Total debt, net of cash	$184,621	$205,401

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2015	2014
Borrowings from long-term debt	$11,439	$70,848
Proceeds from line of credit	53,500	48,000
Repayment of long-term debt	(35,976)	(49,192)
Repayment of line of credit	(53,500)	(48,000)
Net borrowings (repayments) of debt	$(24,537)	$21,656
Adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI
We present these non-GAAP measures as we believe they provide a meaningful presentation of our results from core business operations excluding adjustments for restructuring charges and other exit-related costs that are not related to core underlying business operational performance and improve period-to-period comparability of our results. These measures also exclude the impact on operating results in the first quarter of fiscal 2015 from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted bulk ferrous shipments for delivery during the first quarter of fiscal 2015. Due to the sharp declines in selling prices that occurred in the first quarter of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and November 2014.
The following is a reconciliation of the adjusted consolidated operating income (loss), adjusted AMR operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

	Three Months Ended November 30,
	2015	2014
Consolidated operating income (loss):
As reported	$(4,028)	$785
Restructuring charges and other exit-related costs	1,925	593
Resale or modification of certain previously contracted shipments	—	5,581
Adjusted	$(2,103)	$6,959

AMR operating income:
As reported	$2,036	$4,730
Resale or modification of certain previously contracted shipments	—	5,581
Adjusted	$2,036	$10,311

Net income (loss) from continuing operations attributable to SSI:
As reported	$(5,231)	$(1,634)
Restructuring charges and other exit-related costs, net of tax(1)	1,614	317
Resale or modification of certain previously contracted shipments, net of tax(1)	—	4,204
Adjusted	$(3,617)	$2,887

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$(0.19)	$(0.06)
Restructuring charges and other exit-related costs, net of tax, per share(1)	0.06	0.01
Resale or modification of certain previously contracted shipments, net of tax, per share(1)	—	0.16
Adjusted	$(0.13)	$0.11
____________________________

(1)
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at November 30, 2015, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write-down of $4 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on AMR as of November 30, 2015.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2015.
Credit Risk
As of November 30, 2015 and August 31, 2015, 25% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance 88% and 95%, respectively, was less than 60 days past due as of November 30, 2015 and August 31, 2015.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of November 30, 2015, we did not have any derivative contracts.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The Alameda County District Attorney and the California Office of the Attorney General, the latter on behalf of certain state agencies, are jointly investigating alleged violations of environmental requirements, including but not limited to those related to hazardous waste management and water quality, at one of our operations in the State. We are currently engaged in extensive discussions with the governmental representatives concerning the nature, extent and schedule for implementation of various facility upgrades and remedial activities that have been completed or that are underway and are included in our capital expenditure budget and that we believe will resolve the underlying environmental concerns identified by the agencies. We have also continued to dispute certain of the allegations that have been raised and maintain that the operational practices giving rise to those allegations were in compliance with applicable laws. To date, no complaint has been filed by the District Attorney or the State although we anticipate that the settlement of this matter will ultimately involve the simultaneous filing of a complaint and a stipulation (settlement) that involves a commitment to complete agreed-upon actions, payment of a civil penalty, and reimbursement of the agencies’ enforcement costs. Completion of a Supplemental Environmental Project may offset some portion of the penalty. The government has not yet presented a penalty demand or disclosed its enforcement costs but, based on similar enforcement proceedings that have recently been concluded in the State and the government’s positive response to the facility improvements that have been completed or are underway, we do not believe that the resolution of this enforcement proceeding will be material to our financial position, results of operations, cash flows or liquidity.

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
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2015, which was filed with the Securities and Exchange Commission on October 27, 2015, except for the following:
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are one of the potentially responsible parties (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs referred to as the “Lower Willamette Group” (“LWG”) is conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. We are not a member of the LWG. On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“draft FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation-related. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS to

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identifies five possible remedial alternatives which range in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly and estimates a range of four to eighteen years to implement the remedial work, depending on the selected alternative. We and other stakeholders have identified a number of concerns regarding the EPA’s cost estimates, scheduling assumptions and conclusions regarding the effectiveness of remediation technologies. The revised draft FS does not determine who is responsible for remediation costs, define the precise cleanup boundaries or select remedies. While the revised draft FS is an important step in the EPA’s development of a proposed plan for addressing the Site, a final decision on the nature and extent of the required remediation will occur only after the EPA has prepared a proposed plan for public review and issued a record of decision (“ROD”). In November 2015, EPA Region 10 presented its preferred alternative remedy to the National Remedy Review Board ("NRRB"), a peer review group that has been established to review proposed Superfund cleanup decisions for consistency with the Superfund statute, regulations, and guidance. EPA Region 10’s preferred alternative presented to the NRRB is a modified version of one of the alternatives (Alternative E) in the revised draft FS, and EPA Region 10 estimates that its preferred alternative would take seven years to implement, with an estimated cost of $1.4 billion (net present value). We and other stakeholders believe that this preferred alternative raises the same concerns regarding EPA’s cost estimates, scheduling assumptions, and remedy feasibility and effectiveness as identified with the revised draft FS. The NRRB’s comments and EPA Region 10’s response are pending. EPA Region 10 has stated that it expects to release a Proposed Cleanup Plan for public review and comment in the Spring of 2016 and to issue its final ROD selecting a remedy for the Site in late 2016. As EPA Region 10’s preferred alternative is subject to NRRB review and comment and then to public review and comment, it is uncertain whether the preferred alternative presented by Region 10 in November 2015 will be the selected remedy or whether the EPA will be able to maintain its proposed schedule for issuing the ROD. The next phase in the process following the ROD is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA will be seeking a new coalition of PRPs to perform the remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's revised draft FS and its approach to the proposed alternative remedies have raised questions and uncertainty as to how that allocation process will proceed. Separately, the natural resource trustees for the Site are conducting a process to determine the amount of natural resource damages at the Site and identify the persons potentially liable for such damages. Given the size of the Site, the costs to date of the RI/FS and the nature of the conditions identified to date, the total cost of the investigations, remediation and natural resource damages claims are likely to be substantial. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, our Board of Directors authorized the repurchase of up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million to 9 million. Prior to fiscal 2016, we had repurchased approximately 7 million shares of our Class A common stock under the program. In the first quarter of fiscal 2016, we repurchased approximately 203 thousand shares of our Class A common stock under the program in open-market transactions.

The table below presents a summary of our share repurchases during the quarter ended November 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
September 1, 2015 – September 30, 2015	—	—	—	2,005,185
October 1, 2015 – October 31, 2015	202,859	$17.18	202,859	1,802,326
November 1, 2015 – November 30, 2015	—	—	—	1,802,326
Total First Quarter 2016	202,859		202,859

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for award to chief executive officer on October 28, 2015.

10.2*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2016.

10.3*	Fiscal 2016 Annual Performance Bonus Program for the chief executive officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2015 and 2014, (ii) Unaudited Condensed Consolidated Balance Sheets as of November 30, 2015, and August 31, 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended November 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2015 and 2014, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 7, 2016	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 7, 2016	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer