Form 10-Q
period 2016-02-29
SCHNITZER STEEL INDUSTRIES INC
filed 2016-04-07
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 29, 2016
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
Yes  ☐    No  ☒
The Registrant had 26,450,095 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 1, 2016.

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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K and in Part II of our Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the cyclicality and impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected benefits or cost reductions associated with productivity improvement and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 29, 2016	August 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,940	$22,755
Accounts receivable, net of allowance for doubtful accounts of $2,345 and $2,496	81,159	111,492
Inventories	146,030	156,532
Deferred income taxes	—	2,792
Refundable income taxes	7,123	7,263
Prepaid expenses and other current assets	17,720	21,531
Total current assets	260,972	322,365
Property, plant and equipment, net of accumulated depreciation of $703,561 and $679,035	393,768	427,554
Investments in joint ventures	12,699	15,320
Goodwill	166,276	175,676
Intangibles, net of accumulated amortization of $3,788 and $6,918	5,477	6,353
Other assets	12,981	15,031
Total assets	$852,173	$962,299
Liabilities and Equity
Current liabilities:
Short-term borrowings	$620	$584
Accounts payable	53,083	57,105
Accrued payroll and related liabilities	16,658	25,478
Environmental liabilities	882	924
Accrued income taxes	—	148
Other accrued liabilities	34,090	36,207
Total current liabilities	105,333	120,446
Deferred income taxes	16,933	19,138
Long-term debt, net of current maturities	197,219	227,572
Environmental liabilities, net of current portion	44,894	45,869
Other long-term liabilities	10,722	10,723
Total liabilities	375,101	423,748
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,444 and 26,474 shares issued and outstanding	26,444	26,474
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 306 shares issued and outstanding	306	306
Additional paid-in capital	23,494	26,211
Retained earnings	463,257	520,066
Accumulated other comprehensive loss	(40,078)	(38,522)
Total SSI shareholders’ equity	473,423	534,535
Noncontrolling interests	3,649	4,016
Total equity	477,072	538,551
Total liabilities and equity	$852,173	$962,299
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Revenues	$289,077	$437,449	$610,275	$991,073
Operating expense:
Cost of goods sold	259,670	406,649	544,524	914,664
Selling, general and administrative	33,599	42,167	72,017	86,898
(Income) loss from joint ventures	290	(609)	319	(1,109)
Goodwill impairment charge	8,845	141,021	8,845	141,021
Other asset impairment charges	18,458	43,838	18,458	43,838
Restructuring charges and other exit-related costs	5,291	5,394	7,216	5,987
Operating loss	(37,076)	(201,011)	(41,104)	(200,226)
Interest expense	(2,015)	(2,295)	(3,874)	(4,669)
Other income, net	438	1,993	845	2,925
Loss from continuing operations before income taxes	(38,653)	(201,313)	(44,133)	(201,970)
Income tax benefit (expense)	(1,293)	9,673	(715)	9,566
Loss from continuing operations	(39,946)	(191,640)	(44,848)	(192,404)
Loss from discontinued operations, net of tax	(1,024)	(4,242)	(1,089)	(5,080)
Net loss	(40,970)	(195,882)	(45,937)	(197,484)
Net (income) loss attributable to noncontrolling interests	(275)	240	(604)	(631)
Net loss attributable to SSI	$(41,245)	$(195,642)	$(46,541)	$(198,115)

Net loss per share attributable to SSI:
Basic:
Net loss per share from continuing operations attributable to SSI	$(1.48)	$(7.08)	$(1.67)	$(7.15)
Net loss per share from discontinued operations attributable to SSI	(0.04)	(0.16)	(0.04)	(0.19)
Net loss per share attributable to SSI	$(1.52)	$(7.24)	$(1.71)	$(7.34)
Diluted:
Net loss per share from continuing operations attributable to SSI	$(1.48)	$(7.08)	$(1.67)	$(7.15)
Net loss per share from discontinued operations attributable to SSI	(0.04)	(0.16)	(0.04)	(0.19)
Net loss per share attributable to SSI	$(1.52)	$(7.24)	$(1.71)	$(7.34)
Weighted average number of common shares:
Basic	27,201	27,020	27,178	26,982
Diluted	27,201	27,020	27,178	26,982
Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Net loss	$(40,970)	$(195,882)	$(45,937)	$(197,484)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(892)	(12,601)	(1,901)	(19,873)
Cash flow hedges, net	—	(2,785)	240	(3,693)
Pension obligations, net	64	23	105	59
Total other comprehensive loss, net of tax	(828)	(15,363)	(1,556)	(23,507)
Comprehensive loss	(41,798)	(211,245)	(47,493)	(220,991)
Less net (income) loss attributable to noncontrolling interests	(275)	240	(604)	(631)
Comprehensive loss attributable to SSI	$(42,073)	$(211,005)	$(48,097)	$(221,622)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	2/29/2016	2/28/2015
Cash flows from operating activities:
Net loss	$(45,937)	$(197,484)
Adjustments to reconcile net loss to cash provided by operating activities:
Goodwill impairment charge	8,845	141,021
Other asset impairment charges	18,458	43,838
Other exit-related asset impairments and accelerated depreciation	3,008	6,352
Depreciation and amortization	28,953	36,871
Share-based compensation expense	2,627	4,300
Deferred income taxes	521	(858)
Inventory write-down	478	3,031
Undistributed equity in earnings of joint ventures	319	(1,109)
Gain on disposal of assets	(118)	(1,032)
Unrealized foreign exchange gain, net	(5)	(1,610)
Bad debt expense (recoveries), net	140	(67)
Excess tax benefit from share-based payment arrangements	—	(94)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	26,026	69,434
Inventories	12,579	(38,404)
Income taxes	(4)	(15,325)
Prepaid expenses and other current assets	2,761	5,143
Intangibles and other long-term assets	842	33
Accounts payable	423	(22,195)
Accrued payroll and related liabilities	(8,799)	(12,525)
Other accrued liabilities	(3,154)	(4,382)
Environmental liabilities	(916)	(52)
Other long-term liabilities	86	638
Distributed equity in earnings of joint ventures	200	325
Net cash provided by operating activities	47,333	15,849
Cash flows from investing activities:
Capital expenditures	(15,611)	(16,828)
Joint venture receipts (payments), net	28	(1)
Proceeds from sale of assets	988	1,358
Acquisitions, net of cash acquired	—	(150)
Net cash used in investing activities	(14,595)	(15,621)
Cash flows from financing activities:
Proceeds from line of credit	115,500	145,000
Repayment of line of credit	(115,500)	(145,000)
Borrowings from long-term debt	49,160	109,694
Repayment of long-term debt	(79,456)	(114,965)
Repurchase of Class A Common Stock	(3,479)	—
Taxes paid related to net share settlement of share-based payment arrangements	(1,895)	(1,360)
Excess tax benefit from share-based payment arrangements	—	94
Distributions to noncontrolling interest	(971)	(1,585)
Contingent consideration paid relating to business acquisitions	—	(759)
Dividends paid	(10,117)	(10,087)
Net cash used in financing activities	(46,758)	(18,968)
Effect of exchange rate changes on cash	205	669
Net decrease in cash and cash equivalents	(13,815)	(18,071)
Cash and cash equivalents as of beginning of period	22,755	25,672
Cash and cash equivalents as of end of period	$8,940	$7,601
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015. The results for the three and six months ended February 29, 2016 and February 28, 2015 are not necessarily indicative of the results of operations for the entire fiscal year.
Segment Reporting
Prior to the fourth quarter of fiscal 2015, the Company's internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with its plan announced in April 2015, the Company combined and integrated its auto parts and metals recycling businesses into a single operating platform. The change in the Company's internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. The Company began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in its Annual Report on Form 10-K for the year ended August 31, 2015. The segment data for the comparable periods presented herein has been recast to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
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
In November 2015, an accounting standard update was issued that requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. To simplify the presentation of the Company's deferred tax liabilities and assets, along with valuation allowances against deferred tax assets, the Company early-adopted the new requirement as of the beginning of the first quarter of fiscal 2016 and is applying the amendments prospectively. Adoption of the new requirement impacted the classification of the Company's deferred tax liabilities and assets reported in its Unaudited Condensed Consolidated Balance Sheet beginning as of November 30, 2015, and had no impact on its consolidated results of operations and cash flows. The comparative period balance sheet has not been retrospectively adjusted.
Discontinued Operations
The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. Asset impairments related to the disposed components are also included in the results of discontinued operations. See Note 10 - Discontinued Operations and the Asset Impairment Charges section of this Note for further detail.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $8 million and $11 million as of February 29, 2016 and August 31, 2015, respectively.
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
As of February 29, 2016 and August 31, 2015, the Company reported less than $1 million and $2 million, respectively, of assets held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. An asset is classified as held for sale upon meeting certain criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. During the second quarter of fiscal 2016 and 2015, the Company recorded impairment charges for the initial and subsequent write-down of certain equipment held for sale to its fair value less cost to sell of $2 million which are reported within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions. See the Asset Impairment Charges section of this Note for tabular presentation of the impairment charges on assets held for sale.
Long-Lived Assets
The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. For the Company's metals recycling businesses, an asset group is generally comprised of the regional shredding and export operation along with surrounding feeder yards. For regions with no shredding and export operations, each metals recycling yard is an asset group. For the Company's auto parts businesses, generally each auto parts store is an asset group. The Company's steel manufacturing business is a single asset group. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined primarily using the cost and market approaches.
During the second quarter of fiscal 2016 and 2015, the Company recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations.
With respect to individual long-lived assets, changes in circumstances may merit a change in the estimated useful lives or salvage values of the assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's current plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the second quarter of fiscal 2016 and 2015, the Company recognized accelerated depreciation due to shortened useful lives in connection with site closures and idled equipment.
See the Asset Impairment Charges section of this Note for tabular presentation of long-lived asset impairment charges and accelerated depreciation. Long-lived asset impairment charges and accelerated depreciation are reported in the Unaudited Condensed Consolidated Statements of Operations within (1) other asset impairment charges; (2) restructuring charges and other exit-related costs, if related to a site closure not qualifying for discontinued operations reporting; or (3) discontinued operations, if related to a component of the Company qualifying for discontinued operations reporting.
Investments in Joint Ventures
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income approach based on a discounted cash flow analysis. During the second quarter of fiscal 2016, the Company recorded an impairment charge of $2 million related to an investment in a joint venture, which is reported within other asset impairment charges in the Unaudited Consolidated Statements of Operations.
Asset Impairment Charges
The following asset impairment charges, all recorded during the second quarter of fiscal 2016 and 2015, and excluding goodwill impairment charges discussed below in this Note, were recorded in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	2/29/2016	2/28/2015
Reported within other asset impairment charges(1):
Long-lived assets	$7,336	$41,544
Accelerated depreciation	6,208	—
Investment in joint venture	1,968	—
Assets held for sale	1,659	1,549
Other assets(1)	1,287	745
	18,458	43,838
Reported within restructuring charges and other exit-related costs
Long-lived assets	329	—
Accelerated depreciation	630	3,686
Other assets	1,102	—
	2,061	3,686
Reported within discontinued operations
Long-lived assets	673	2,666
Accelerated depreciation	274	—
	947	2,666
Total	$21,466	$50,190
_____________________________

(1)
Other asset impairment charges were incurred in the AMR operating segment, except for $79 thousand and $745 thousand of impairment charges on Other Assets related to Corporate for the three months ended February 29, 2016 and February 28, 2015, respectively.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results.
In the fourth quarter of fiscal 2015, the Company changed its internal organizational and reporting structure to combine the auto and metals recycling businesses, which resulted in the formation of a new operating and reportable segment, AMR, replacing the former MRB and APB operating segments. This change led to the identification of components within AMR based on the disaggregation of financial information regularly reviewed by segment management by geographic area. Components with similar economic characteristics were aggregated into reporting units and goodwill was reassigned to the affected reporting units using the relative fair value approach as of the date of the reassessment, July 1, 2015. Beginning on that date, the Company's goodwill is carried by two regionally-defined reporting units, one consisting of a single component with $168 million of allocated goodwill, and the other consisting of two components with similar economic characteristics aggregated into a reporting unit with $9 million of allocated goodwill.

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

The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 4 - Goodwill for further detail including the recognition of goodwill impairment charges of $9 million and $141 million during the second quarter of fiscal 2016 and 2015, respectively.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 29, 2016. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $18 million and $33 million of open letters of credit relating to accounts receivable as of February 29, 2016 and August 31, 2015, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
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

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An accounting standard update issued in August 2015 deferred the effective date for applying the guidance in the original standard by one year, which is now effective for the Company beginning in the first quarter of fiscal 2019, including interim periods within that fiscal year. In March 2016, an accounting standard was issued which further clarifies the implementation guidance on principal versus agent considerations, which will also be effective beginning in the first quarter of fiscal 2019. Upon becoming effective, the Company will apply the amendments in the updated standards either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting these standards on its consolidated financial position, results of operations and cash flows.
In April 2015, an accounting standard update was issued that amends the requirements for presenting debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This is not applicable to debt issuance costs related to line-of-credit arrangements, as specified in a related accounting standard update issued in August 2015. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year, and is to be applied retrospectively to each prior reporting period presented. Adoption of the standard is not expected to have a material impact on the Company's financial position.
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
In July 2015, an accounting standard update was issued that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out (FIFO) or average cost method, at the lower of cost and net realizable value. The current accounting standard requires an entity to measure inventory at the lower of cost or market, whereby market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using the last-in, first-out (LIFO) or retail inventory method. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. Adoption of the standard is not expected to have a material impact on the Company's financial position, results of operations and cash flows.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. Adoption of the standard is not expected to have a material impact on the Company's financial position, results of operations and cash flows.
In February 2016, an accounting standard was issued that will supersede the existing lease standard and requiring a lessee to recognize a lease liability and a lease asset on its balance sheet for all leases, including those classified as operating leases under the existing lease standard. The update also expands the required quantitative and qualitative disclosures surrounding leases. This standard is effective for the Company beginning in the first quarter of fiscal 2020, including interim periods within that fiscal year. This standard will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	February 29, 2016	August 31, 2015
Processed and unprocessed scrap metal	$49,417	$56,860
Semi-finished goods (billets)	8,603	10,648
Finished goods	51,141	50,440
Supplies	36,869	38,584
Inventories	$146,030	$156,532

Note 4 - Goodwill

The Company tests the goodwill in each of its reporting units annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. During the second quarter of fiscal 2016, management identified the combination of sustained weak market conditions, including the adverse effects of lower commodity selling prices and the constraining impact of the lower price environment on the supply of raw materials which negatively impacted volumes, the Company’s recent financial performance and a decline in the Company’s market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units. In connection with the interim impairment test performed in the second quarter of fiscal 2016, the Company used a measurement date of February 1, 2016.
For the reporting unit with $9 million of goodwill as of February 1, 2016, the first step of the impairment test showed that the fair value of the reporting unit was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, the Company concluded that no implied fair value of goodwill remained for the reporting unit, resulting in an impairment of the entire carrying amount of the reporting unit's goodwill totaling $9 million.
For the reporting unit with $166 million of goodwill as of February 1, 2016, the estimated fair value of the reporting unit exceeded its carrying value by approximately 27%. The projections used in the income approach for the reporting unit took into consideration the impact of current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends of self-serve parts sales. The projections assumed a limited recovery of operating margins from current depressed levels over a multi-year period, including the benefits of recently initiated cost-saving and productivity improvement measures. The market-based WACC used in the income approach for the reporting unit was 11.16%. The terminal growth rate used in the discounted cash flow model was 2%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 2% or more or weaker than anticipated improvements in operating margins could have resulted in a failure of the step one quantitative impairment test for the reporting unit.
The Company also used a market approach based on earnings multiple data and the Company’s market capitalization to corroborate the reporting units’ valuations. The Company reconciled its market capitalization to the aggregated estimated fair value of its reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. The implied control premium resulting from the difference between the Company's market capitalization (based on the average trading price of the Company's Class A common stock for the two-week period ended February 1, 2016) and the higher aggregated estimated fair value of all of its reporting units was within the historical range of average and mean premiums observed on historical transactions within the steel-making, scrap processing and metals industries. The Company identified specific reconciling items, including market participant synergies, which supported the implied control premium as of February 1, 2016.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, additional declines in or a lack of recovery of market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin recovery for the reporting unit with allocated goodwill, a deterioration in the Company’s share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.
The gross changes in the carrying amount of goodwill by reportable segment for the six months ended February 29, 2016 were as follows (in thousands):

Auto and Metals Recycling
August 31, 2015	$175,676
Foreign currency translation adjustment	(555)
Goodwill impairment charge	(8,845)
February 29, 2016	$166,276

Accumulated goodwill impairment charges were $471 million and $462 million as of February 29, 2016 and August 31, 2015 respectively.

Note 5 - Debt

On April 6, 2016, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Bank of America, N.A. as administrative agent, and the other lenders party thereto, which amends and restates the Company’s existing unsecured credit agreement. The Amended Credit Agreement provides for $335 million and C$15 million in senior secured revolving credit facilities maturing in April 2021. Subject to the terms and conditions of the Amended Credit Agreement, the Company may request that the commitments under the U.S. credit facility be increased by an aggregate amount not exceeding $100 million. Prior to its amendment and renewal, the credit agreement provided for revolving loans of $670 million and C$30 million maturing in April 2017. The Company had $198 million in borrowings outstanding under the credit agreement as of April 5, 2016 prior to its amendment and renewal. As of February 29, 2016 and August 31, 2015, borrowings outstanding under the credit agreement were $185 million and $215 million, respectively.
Interest rates on outstanding indebtedness under the Amended Credit Agreement are based, at the Company’s option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between 0.00% and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to the Company’s leverage ratio.
The Amended Credit Agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to enter into certain types of transactions. Financial covenants include covenants requiring maintenance of a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Company’s obligations under the Amended Credit Agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company's and its subsidiaries’ assets, including equipment, inventory and accounts receivable.
The Company also had an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expired on April 1, 2016. Interest rates were set by the bank at the time of borrowing. The Company had no borrowings outstanding under this credit line as of February 29, 2016 and August 31, 2015.

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

Changes in the Company’s environmental liabilities for the six months ended February 29, 2016 were as follows (in thousands):

Reportable Segment	Balance as of August 31, 2015	Liabilities Established (Released), Net	Payments and Other	Balance as of February 29, 2016	Short-Term	Long-Term
Auto and Metals Recycling	$46,494	$(178)	$(810)	$45,506	$732	$44,774
Corporate	299	—	(29)	270	150	120
Total	$46,793	$(178)	$(839)	$45,776	$882	$44,894

Auto and Metals Recycling (“AMR”)
As of February 29, 2016, AMR had environmental liabilities of $46 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Superfund cleanup decisions for consistency with the Superfund statute, regulations, and guidance. EPA Region 10’s preferred alternative presented to the NRRB is a modified version of one of the alternatives (Alternative E) in the revised draft FS, and EPA Region 10 estimates that its preferred alternative would take seven years to implement, with an estimated cost of $1.4 billion (net present value). The Company and other stakeholders believe that this preferred alternative raises the same concerns regarding EPA’s cost estimates, scheduling assumptions, and remedy feasibility and effectiveness as identified with the revised draft FS. EPA Region 10 has stated that it expects to release a Proposed Cleanup Plan for public review and comment in May 2016 and to issue its final ROD selecting a remedy for the Site in late 2016. It is uncertain whether the preferred alternative presented by Region 10 in November 2015 will be what the EPA sets forth as its Proposed Cleanup Plan or will be the selected remedy in the final ROD or whether the EPA will be able to maintain its proposed schedule for issuing the ROD.
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
The Oregon Department of Environmental Quality is separately providing oversight of voluntary investigations by the Company involving the Company’s sites adjacent to the Portland Harbor which are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations because the extent of contamination (if any) and the Company’s responsibility for the contamination (if any) have not yet been determined.

Other AMR Sites
As of February 29, 2016, the Company had environmental liabilities related to various AMR sites other than Portland Harbor of $45 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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
SMB had no environmental liabilities as of February 29, 2016.
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
At the end of the second quarter of fiscal 2015, the Company commenced additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling underutilized assets at AMR and initiating the closure of seven auto parts stores to align the Company's business to the prevalent market conditions. The Company expanded these initiatives in April 2015, and also announced the integration of the MRB and APB Businesses into the combined AMR platform, in order to achieve operational synergies and reduce the Company's annual operating expenses, primarily selling, general and administrative expenses, through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Additional cost savings and productivity improvement initiatives, including additional reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to our operating capacity through facility closures, were identified and initiated in November 2015 and in February 2016. Collectively, these initiatives are referred to as the Q2'15 Plan.
The Company incurred restructuring charges of $3 million and $5 million during the three and six months ended February 29, 2016, respectively, and $2 million and $3 million during the three and six months ended February 28, 2015, respectively. The remaining charges relating to these initiatives are expected to be substantially incurred by the end of fiscal 2017. The significant majority of the restructuring charges require the Company to make cash payments.
In addition to the restructuring charges recorded related to these initiatives, in the second quarter of fiscal 2016 and 2015 the Company incurred other exit-related costs consisting of long-lived asset impairments and accelerated depreciation due to shortened useful lives of long-lived assets, including from abandonment, in connection with site closures and idled equipment.
Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended February 29, 2016			Three Months Ended February 28, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$3,185	$3,185	$371	$540	$911
Contract termination costs	35	12	47	56	79	135
Other restructuring costs	—	—	—	880	93	973
Total restructuring charges	35	3,197	3,232	1,307	712	2,019
Other exit-related costs:
Asset impairments and accelerated depreciation	—	3,008	3,008	—	6,352	6,352
Total other exit-related costs	—	3,008	3,008	—	6,352	6,352
Total restructuring charges and other exit-related costs	$35	$6,205	$6,240	$1,307	$7,064	$8,371

Restructuring charges and other exit-related costs included in continuing operations			$5,291			$5,394
Restructuring charges and other exit-related costs included in discontinued operations			$949			$2,977

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended February 29, 2016			Six Months Ended February 28, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$4,346	$4,346	$398	$540	$938
Contract termination costs	125	657	782	309	79	388
Other restructuring costs	—	—	—	1,223	93	1,316
Total restructuring charges	125	5,003	5,128	1,930	712	2,642
Other exit-related costs:
Asset impairments and accelerated depreciation	—	3,008	3,008	—	6,352	6,352
Total other exit-related costs	—	3,008	3,008	—	6,352	6,352
Total restructuring charges and other exit-related costs	$125	$8,011	$8,136	$1,930	$7,064	$8,994

Restructuring charges and other exit-related costs included in continuing operations			$7,216			$5,987
Restructuring charges and other exit-related costs included in discontinued operations			$920			$3,007

	All Other Plans	Q2'15 Plan	Total
Total restructuring charges to date	$7,886	$13,626	$21,512
Total expected restructuring charges	$7,941	$14,030	$21,971

The following illustrates the reconciliation of the restructuring liability by major type of costs for the six months ended February 29, 2016 (in thousands):

	All Other Plans				Q2’15 Plan				All Plans
	Balance 8/31/2015	Charges	Payments and Other	Balance 2/29/2016	Balance 8/31/2015	Charges	Payments and Other	Balance 2/29/2016	Total Charges to Date	Total Expected Charges
Severance costs	$—	$—	$—	$—	$1,226	$4,346	$(2,061)	$3,511	$14,582	$14,646
Contract termination costs	362	125	(388)	99	1,320	657	(702)	1,275	3,248	3,643
Other restructuring costs	—	—	—	—	—	—	—	—	3,682	3,682
Total	$362	$125	$(388)	$99	$2,546	$5,003	$(2,763)	$4,786	$21,512	$21,971

Due to the individual immateriality of the activity and liability balances for each of the Q1'14 Plan and Q1'15 Plan, the disclosure of restructuring activity and the reconciliation of the restructuring liability for these two plans is provided in the aggregate ("All Other Plans").

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related costs by reportable segment and discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended		Total Charges to Date	Total Expected Charges
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Restructuring charges:
Auto and Metals Recycling	$2,421	$1,645	$4,343	$2,244	$15,141	$15,593
Unallocated (Corporate)	809	63	812	57	4,819	4,826
Discontinued operations	2	311	(27)	341	1,552	1,552
Total restructuring charges	3,232	2,019	5,128	2,642	21,512	21,971
Other exit-related costs:
Auto and Metals Recycling	2,061	3,686	2,061	3,686	6,463
Discontinued operations	947	2,666	947	2,666	3,613
Total other exit-related costs	3,008	6,352	3,008	6,352	10,076
Total restructuring charges and other exit-related costs	$6,240	$8,371	$8,136	$8,994	$31,588
The Company does not allocate restructuring charges and other exit-related costs to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Note 8 - Changes in Equity

Changes in equity were comprised of the following (in thousands):

	Six Months Ended February 29, 2016			Six Months Ended February 28, 2015
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$534,535	$4,016	$538,551	$770,784	$5,193	$775,977
Net income (loss)	(46,541)	604	(45,937)	(198,115)	631	(197,484)
Other comprehensive loss, net of tax	(1,556)	—	(1,556)	(23,507)	—	(23,507)
Distributions to noncontrolling interests	—	(971)	(971)	—	(1,585)	(1,585)
Share repurchases	(3,479)	—	(3,479)	—	—	—
Restricted stock withheld for taxes	(1,895)	—	(1,895)	(1,360)	—	(1,360)
Share-based compensation	2,627	—	2,627	4,300	—	4,300
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	(704)	—	(704)
Dividends	(10,268)	—	(10,268)	(10,298)	—	(10,298)
Balance - February 29, 2016 and February 28, 2015 (End of period)	$473,423	$3,649	$477,072	$541,100	$4,239	$545,339

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended February 29, 2016				Three Months Ended February 28, 2015
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - December 1 (Beginning of period)	$(35,018)	$(4,232)	$—	$(39,250)	$(17,935)	$(2,000)	$(850)	$(20,785)
Other comprehensive loss before reclassifications	(892)	—	—	(892)	(12,601)	—	(3,424)	(16,025)
Income tax benefit	—	—	—	—	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	(892)	—	—	(892)	(12,601)	—	(3,424)	(16,025)
Amounts reclassified from accumulated other comprehensive loss	—	101	—	101	—	38	853	891
Income tax benefit	—	(37)	—	(37)	—	(15)	(214)	(229)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	64	—	64	—	23	639	662
Net periodic other comprehensive income (loss)	(892)	64	—	(828)	(12,601)	23	(2,785)	(15,363)
Balances - February 29, 2016 and February 28, 2015 (End of period)	$(35,910)	$(4,168)	$—	$(40,078)	$(30,536)	$(1,977)	$(3,635)	$(36,148)

	Six Months Ended February 29, 2016				Six Months Ended February 28, 2015
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(34,009)	$(4,273)	$(240)	$(38,522)	$(10,663)	$(2,036)	$58	$(12,641)
Other comprehensive loss before reclassifications	(1,901)	—	—	(1,901)	(19,873)	—	(5,136)	(25,009)
Income tax benefit	—	—	—	—	—	—	428	428
Other comprehensive loss before reclassifications, net of tax	(1,901)	—	—	(1,901)	(19,873)	—	(4,708)	(24,581)
Amounts reclassified from accumulated other comprehensive loss	—	165	312	477	—	87	1,354	1,441
Income tax benefit	—	(60)	(72)	(132)	—	(28)	(339)	(367)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	105	240	345	—	59	1,015	1,074
Net periodic other comprehensive income (loss)	(1,901)	105	240	(1,556)	(19,873)	59	(3,693)	(23,507)
Balances - February 29, 2016 and February 28, 2015 (End of period)	$(35,910)	$(4,168)	$—	$(40,078)	$(30,536)	$(1,977)	$(3,635)	$(36,148)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations.

Note 10 - Discontinued Operations

In the third quarter of fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting in accordance with the accounting standards in effect at the time. The operations of the six qualifying stores had previously been reported within the APB reportable segment, which was subsequently replaced by the AMR reportable segment in the fourth quarter of fiscal 2015. In the second quarter of fiscal 2016 and 2015, the Company recorded impairment charges of

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$1 million and $3 million, respectively, on the long-lived assets of discontinued auto parts stores. Impaired assets in the second quarter of fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.
Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Revenues	$—	$3,140	$—	$6,770

Loss from discontinued operations before income taxes	$(1,015)	$(4,321)	$(1,094)	$(5,257)
Income tax (expense) benefit	(9)	79	5	177
Loss from discontinued operations, net of tax	$(1,024)	$(4,242)	$(1,089)	$(5,080)

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
The Company did not have any foreign currency exchange forward contracts as of February 29, 2016, and the results of contracts that expired during fiscal 2016 were immaterial. Accordingly, the results of foreign currency exchange forward contracts for fiscal 2016 are excluded from the tabular disclosures below.
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
	Three Months Ended February 28, 2015
	Other Comprehensive Loss	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(3,424)	$(853)	$121
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(117)

	Derivative Gain (Loss) Recognized
	Six Months Ended February 28, 2015
	Other Comprehensive Loss	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(5,136)	$(1,354)	$175
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(122)

There was no hedge ineffectiveness with respect to the forward currency exchange cash flow hedges for the three and six months ended February 28, 2015.

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

In the second quarter of fiscal 2016, the Company granted deferred stock units ("DSU") to each of its non-employee directors under the Company's 1993 Stock Incentive Plan. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 57,780 shares that will vest on the day before the Company's 2017 annual meeting, subject to continued Board service. The total value of these awards at the grant date was $1 million. John Carter, the Company's Chairman, and Tamara Lundgren, President and Chief Executive Officer, receive compensation pursuant to their employment agreements and do not receive DSUs.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three and six months ended February 29, 2016 was an expense of 3.3% and 1.6%, respectively, compared to a benefit of 4.8% and 4.7% for the three and six months ended February 28, 2015, respectively.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	1.6	1.1	1.5	1.1
Foreign income taxed at different rates	(4.5)	(7.4)	(5.1)	(7.6)
Non-deductible officers’ compensation	(1.1)	(0.1)	(0.7)	(0.1)
Noncontrolling interests	2.6	0.5	1.8	0.5
Research and development credits	0.8	0.1	0.6	0.1
Valuation allowance on deferred tax assets	(35.2)	(20.5)	(32.9)	(20.4)
Non-deductible goodwill	(0.4)	(2.8)	(0.4)	(2.8)
Unrecognized tax benefits	(0.9)	(0.5)	(0.7)	(0.5)
Other	(1.2)	(0.6)	(0.7)	(0.6)
Effective tax rate	(3.3)%	4.8%	(1.6)%	4.7%
_____________________________

(1)	For periods with reported pre-tax losses, the effect of reconciling items with positive signs is a tax benefit in excess of applying the federal statutory rate to the pre-tax loss.

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate is the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Net Loss Per Share

The following table sets forth the information used to compute basic and diluted net loss per share attributable to SSI (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Loss from continuing operations	$(39,946)	$(191,640)	$(44,848)	$(192,404)
Net (income) loss attributable to noncontrolling interests	(275)	240	(604)	(631)
Loss from continuing operations attributable to SSI	(40,221)	(191,400)	(45,452)	(193,035)
Loss from discontinued operations, net of tax	(1,024)	(4,242)	(1,089)	(5,080)
Net loss attributable to SSI	$(41,245)	$(195,642)	$(46,541)	$(198,115)
Computation of shares:
Weighted average common shares outstanding, basic	27,201	27,020	27,178	26,982
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs, and RSUs	—	—	—	—
Weighted average common shares outstanding, diluted	27,201	27,020	27,178	26,982

Common stock equivalent shares of 993,799 and 925,615, respectively, were considered antidilutive and were excluded from the calculation of diluted net loss per share for each of the three and six months ended February 29, 2016, compared to 1,325,818 and 1,261,928 common stock equivalent shares for each of the three and six months ended February 28, 2015.

Note 15 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $2 million and $6 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and $6 million and $13 million for the six months ended February 29, 2016 and February 28, 2015, respectively.
Thomas D. Klauer, Jr., who had been President of the Company’s former Auto Parts Business prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership totaled less than $1 million and $1 million for the three and six months ended February 28, 2015, respectively. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2020 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million for each of the three and six months ended February 28, 2015.
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
Prior to the fourth quarter of fiscal 2015, the Company's internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with its plan announced in April 2015, the Company combined and integrated its auto parts and metals recycling businesses into a single operating platform. This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The change in the Company's internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. The Company began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in its Annual Report on Form 10-K for the year ended August 31, 2015. The segment data for the comparable periods presented herein has been revised to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.

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
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Revenues:
Auto and Metals Recycling:
Revenues	$249,812	$389,057	$522,777	$902,745
Less: Intersegment revenues	(19,126)	(44,734)	(42,794)	(100,016)
AMR external customer revenues	230,686	344,323	479,983	802,729
Steel Manufacturing Business:
Revenues	58,391	93,126	130,292	188,344
Total revenues	$289,077	$437,449	$610,275	$991,073

The table below illustrates the reconciliation of the Company’s segment operating loss to the loss from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Auto and Metals Recycling	$(26,350)	$(188,640)	$(24,314)	$(183,911)
Steel Manufacturing Business	(1,202)	3,799	1,552	10,006
Segment operating loss	(27,552)	(184,841)	(22,762)	(173,905)
Restructuring charges and other exit-related costs	(5,291)	(5,394)	(7,216)	(5,987)
Corporate and eliminations	(4,233)	(10,776)	(11,126)	(20,334)
Operating loss	(37,076)	(201,011)	(41,104)	(200,226)
Interest expense	(2,015)	(2,295)	(3,874)	(4,669)
Other income, net	438	1,993	845	2,925
Loss from continuing operations before income taxes	$(38,653)	$(201,313)	$(44,133)	$(201,970)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	February 29, 2016	August 31, 2015
Auto and Metals Recycling(1)	$1,452,722	$1,492,906
Steel Manufacturing Business	369,836	370,955
Total segment assets	1,822,558	1,863,861
Corporate and eliminations	(970,385)	(901,562)
Total assets	$852,173	$962,299
_____________________________

(1)	AMR total assets include $13 million and $15 million as of February 29, 2016 and August 31, 2015, respectively, for investments in joint ventures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 29, 2016 and February 28, 2015. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2015 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America's largest recyclers of ferrous and nonferrous scrap metal including end-of-life vehicles and a manufacturer of finished steel products.
Prior to the fourth quarter of fiscal 2015, our internal organizational and reporting structure supported three operating and reportable segments: the Metals Recycling Business ("MRB"), the Auto Parts Business ("APB") and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2015, in accordance with our plan announced in April 2015, we combined and integrated our auto parts and metals recycling businesses into a single operating platform. This change in organizational structure is intended to further optimize the efficiencies in our operating platform, enabling additional synergies to be captured throughout our supply chain and global sales channels and more effectively leveraging our shared services platform. The change in our internal organizational and reporting structure resulted in the formation of a new operating and reportable segment, the Auto and Metals Recycling ("AMR") business, replacing the former MRB and APB segments. We began reporting on this new segment in the fourth quarter of fiscal 2015 as reflected in our Annual Report on Form 10-K for the year ended August 31, 2015. The segment data for the comparable periods presented herein has been recast to conform to the current period presentation for all activities of AMR. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
For further information regarding our reportable segments, see Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our deep water port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Portland, Oregon; and Tacoma, Washington) and access to public deep water port facilities (in Kapolei, Hawaii; and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by shipping bulk cargoes to steel manufacturers located in Europe, Africa, the Middle East (“EAME”), Asia, and Central America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Executive Overview of Financial Results for the Second Quarter of Fiscal 2016

We generated consolidated revenues of $289 million in the second quarter of fiscal 2016, a decrease of 34% from the $437 million of consolidated revenues in the second quarter of fiscal 2015 primarily as a result of significantly lower average net selling prices for ferrous and nonferrous scrap metal and finished steel products, and reduced sales volumes compared to the prior year period. The decrease in ferrous and nonferrous scrap metal prices compared to the prior year period was driven by weaker global markets due to excess steel capacity and overproduction, a strengthening of the U.S. dollar, the impact of lower iron ore prices on market conditions for recycled ferrous metals and weaker demand in the end-markets to which we sell. After the sharp decline experienced during the first quarter of fiscal 2016, export net selling prices for shipments of recycled ferrous metal declined further in the latter half of the second quarter of fiscal 2016 before beginning to rise at the end of the quarter. Average net selling prices for shipments of ferrous and nonferrous scrap metal in the second quarter of fiscal 2016 were 42% and 23% lower, respectively, than in the prior year quarter. Sales volumes of ferrous scrap metal at AMR decreased by 6% compared to the prior year quarter primarily due to a combination of weaker demand globally and reduced availability of raw materials, including end-of-life vehicles, resulting from the lower price environment. The average sales price of finished steel products also decreased significantly compared to the prior year quarter driven by increased competition from imported steel products and lower steel-making raw material costs.
Consolidated operating loss was $37 million in the second quarter of fiscal 2016, compared to consolidated operating loss of $201 million in the second quarter of fiscal 2015. Adjusted consolidated operating loss in the second quarter of fiscal 2016 was $4 million, compared to adjusted consolidated operating loss of $9 million in the second quarter of fiscal 2015 (adjusted results exclude the impact of goodwill and other asset impairment charges, restructuring charges and other exit-related costs and, in the second quarter of fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see the reconciliation of adjusted consolidated operating loss in Non-GAAP Financial Measures at the end of Item 2). The lower price environment during the second quarter of fiscal 2016 compared to the prior year quarter adversely impacted the spread between direct purchase costs and selling prices of scrap metal and further constrained the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes and compression of operating margins at AMR. The prior year quarter had experienced a sharply declining price environment, which resulted in a substantial adverse effect on cost of goods sold and compression of operating margins due to average inventory costs not decreasing as quickly as purchase costs for recycled metal. In the second quarter of fiscal 2016, SMB's operating results were negatively impacted by a decrease in finished steel products selling prices and the impact of increased competition from imported steel products, leading to a reduction in operating results in fiscal 2016 compared to the prior year quarter. The adverse effects of the market conditions on operating results in the second quarter of fiscal 2016 were partially offset by the benefits from cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in fiscal 2016 to reduce direct costs of production and decrease consolidated selling, general and administrative ("SG&A") expense, which was $9 million, or 20%, lower compared to the prior year quarter primarily as a result of reduced employee-related expense.
In the second quarter of fiscal 2016, we identified the combination of sustained weak market conditions, including the adverse effects of lower commodity selling prices and the constraining impact of the lower price environment on the supply of raw materials which negatively impacted volumes, our recent financial performance and a decline in our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $9 million in a reporting unit within the AMR operating segment. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets of $21 million. See Results of Operations, Operating Loss in this Item 2 for further discussion of asset impairments and accelerated depreciation.
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash goodwill impairment charge of $141 million at the former MRB reporting unit. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets of $50 million primarily in connection with certain strategic actions we undertook to improve our operating performance which included idling shredding equipment and the closure of several auto parts stores.
In recent periods, we initiated and implemented a number of cost reduction and productivity improvement measures to more closely align our business to the prevalent market conditions. The combined benefit of the measures initiated since the beginning of fiscal 2015 represents a targeted annual improvement of operating performance of $95 million. These initiatives include those announced in the first quarter of fiscal 2015 (the "Q1'15 Plan") followed by further cost saving and exit-related measures in the second quarter of fiscal 2015 (the "Q2'15 Plan") targeting a combined benefit to annual operating performance of approximately $60 million. In fiscal 2016, we expanded the Q2'15 Plan initiatives by $5 million in the first quarter and by an additional $30 million in the second quarter of fiscal 2016, of which approximately $13 million is expected to be achieved in the second half of fiscal 2016 and the full benefit in fiscal 2017. In the second quarter and first six months of fiscal 2016, we achieved approximately $16 million and $32 million, respectively, in combined benefits related to these Plans. We expect to achieve substantially all of the combined annual improvement target of $95 million associated with these Plans in fiscal 2017. Charges incurred in connection with the foregoing initiatives are discussed in Results of Operations, Operating Loss in this Item 2.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Net loss from continuing operations attributable to SSI in the second quarter of fiscal 2016 was $40 million, or $(1.48) per diluted share, compared to net loss from continuing operations attributable to SSI of $191 million, or $(7.08) per diluted share, in the prior year period. Adjusted net loss from continuing operations attributable to SSI in the second quarter of fiscal 2016 was $7 million, or $(0.25) per diluted share, compared to adjusted net loss from continuing operations attributable to SSI of $8 million, or $(0.28) per diluted share, in the prior year period (adjusted results exclude goodwill and other asset impairment charges, restructuring charges and other exit-related costs and, in fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see the reconciliation of adjusted net loss from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 2).
The following items summarize our consolidated financial results for the second quarter of fiscal 2016:

•	Revenues of $289 million, compared to $437 million in the second quarter of fiscal 2015;

•	Consolidated operating loss of $37 million, compared to consolidated operating loss of $201 million in the second quarter of fiscal 2015;

•
Adjusted consolidated operating loss of $4 million, compared to adjusted consolidated operating loss of $9 million in the second quarter of fiscal 2015 (see reconciliation of adjusted consolidated operating loss in Non-GAAP Financial Measures at the end of Item 2);

•	For the first six months of fiscal 2016, net cash provided by operating activities of $47 million, compared to $16 million in the prior year period; and

•
Debt, net of cash, of $189 million as of February 29, 2016, compared to $205 million as of August 31, 2015 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight our reportable segment financial results for the second quarter of fiscal 2016:

•	AMR revenues and operating loss of $250 million and $26 million, respectively, compared to $389 million and $189 million, respectively, in the second quarter of fiscal 2015.

•
AMR adjusted operating income of $1 million, compared to adjusted operating loss of $3 million in the second quarter of fiscal 2015 (see reconciliation of adjusted AMR operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•
SMB revenues and operating loss of $58 million and $1 million, respectively, compared to revenues and operating income of $93 million and $4 million, respectively, in the second quarter of fiscal 2015.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended			Six Months Ended
($ in thousands)	2/29/2016	2/28/2015	% Change	2/29/2016	2/28/2015	% Change
Revenues:
Auto and Metals Recycling	$249,812	$389,057	(36)%	$522,777	$902,745	(42)%
Steel Manufacturing Business	58,391	93,126	(37)%	130,292	188,344	(31)%
Intercompany revenue eliminations(1)	(19,126)	(44,734)	(57)%	(42,794)	(100,016)	(57)%
Total revenues	289,077	437,449	(34)%	610,275	991,073	(38)%
Cost of goods sold:
Auto and Metals Recycling	222,728	361,798	(38)%	465,120	837,254	(44)%
Steel Manufacturing Business	58,195	87,998	(34)%	125,674	175,301	(28)%
Intercompany cost of goods sold eliminations(1)	(21,253)	(43,147)	(51)%	(46,270)	(97,891)	(53)%
Total cost of goods sold	259,670	406,649	(36)%	544,524	914,664	(40)%
Selling, general and administrative expense:
Auto and Metals Recycling	25,886	32,350	(20)%	54,335	66,381	(18)%
Steel Manufacturing Business	1,398	1,329	5%	3,066	3,037	1%
Corporate(2)	6,315	8,488	(26)%	14,616	17,480	(16)%
Total selling, general and administrative expense	33,599	42,167	(20)%	72,017	86,898	(17)%
(Income) loss from joint ventures:
Auto and Metals Recycling	324	(565)	NM	412	(1,093)	NM
Change in intercompany profit elimination(3)	(34)	(44)	(23)%	(93)	(16)	481%
Total (income) loss from joint ventures	290	(609)	NM	319	(1,109)	NM
Goodwill impairment charge:
Auto and Metals Recycling	8,845	141,021	(94)%	8,845	141,021	(94)%
Other asset impairment charges:
Auto and Metals Recycling	18,379	43,093	(57)%	18,379	43,093	(57)%
Corporate	79	745	(89)%	79	745	(89)%
Total other asset impairment charges	18,458	43,838	(58)%	18,458	43,838	(58)%
Operating income (loss):
Auto and Metals Recycling	(26,350)	(188,640)	(86)%	(24,314)	(183,911)	(87)%
Steel Manufacturing Business	(1,202)	3,799	NM	1,552	10,006	(84)%
Segment operating loss	(27,552)	(184,841)	(85)%	(22,762)	(173,905)	(87)%
Restructuring charges and other exit-related costs(4)	(5,291)	(5,394)	(2)%	(7,216)	(5,987)	21%
Corporate expense(2)	(6,394)	(9,233)	(31)%	(14,695)	(18,225)	(19)%
Change in intercompany profit elimination(5)	2,161	(1,543)	NM	3,569	(2,109)	NM
Total operating loss	$(37,076)	$(201,011)	(82)%	$(41,104)	$(200,226)	(79)%
_____________________________
NM = Not Meaningful

(1)	AMR sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. market prices. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for certain shared services management and administrative services that benefit both reportable segments.

(3)
The joint ventures sell recycled metal to AMR and to SMB at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Revenues
Consolidated revenues in the second quarter and first six months of fiscal 2016 were $289 million and $610 million, decreases of 34% and 38%, respectively, compared to the same periods in the prior year. The decreases were primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal and finished steel products, and reduced sales volumes. The decreases in ferrous and nonferrous scrap metal prices compared to the prior year were driven by weaker global markets due to excess steel capacity and overproduction, a strengthening of the U.S. dollar, the impact of lower iron ore prices on market conditions for recycled ferrous metals and weaker demand in the end-markets to which we sell. After the sharp decline experienced during the first quarter of fiscal 2016, export net selling prices for shipments of recycled ferrous metal declined further in the latter half of the second quarter of fiscal 2016 before beginning to rise at the end of the quarter. Average net selling prices for shipments of ferrous scrap metal in the second quarter and first six months of fiscal 2016 were lower by 42% and 43%, respectively, than in the prior year comparable periods. Sales volumes of ferrous scrap metal at AMR decreased by 6% and 13%, respectively, in the second quarter and first six months of fiscal 2016 compared to the prior year periods primarily due to a combination of weaker demand globally and reduced availability of raw materials including end-of-life vehicles resulting from the lower price environment. Average net selling prices for shipments of nonferrous scrap metal in the second quarter and first six months of fiscal 2016 were 23% lower than in the prior year comparable periods. Sales volumes of nonferrous scrap metal at AMR decreased by 12% in the first six months of fiscal 2016 compared to the prior year period. The average sales price of finished steel products also decreased significantly compared to the prior year periods driven by increased competition from imported steel products and lower steel-making raw material costs.
Operating Loss
Consolidated operating loss in the second quarter and first six months of fiscal 2016 was $37 million and $41 million, respectively, compared to consolidated operating loss of $201 million and $200 million in the same periods in the prior year. Adjusted consolidated operating loss in the second quarter and first six months of fiscal 2016 was $4 million and $7 million, compared to adjusted consolidated operating loss of $9 million and $2 million, respectively, in the same periods in the prior year (adjusted results exclude goodwill and other asset impairment charges, restructuring charges and other exit-related costs and, in fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see the reconciliation of adjusted consolidated operating loss in Non-GAAP Financial Measures at the end of Item 2). The lower price environment during the second quarter and first six months of fiscal 2016 compared to the prior year periods adversely impacted the spread between direct purchase costs and selling prices of scrap metal and further constrained the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes and compression of operating margins at AMR. In addition, during the first six months of fiscal 2016, average inventory costs did not decrease as quickly as purchase costs for scrap metal, resulting in further compression of AMR's operating margins. The second quarter and first six months of fiscal 2015 had also experienced a sharply declining price environment, which resulted in a similar but more substantial adverse effect on cost of goods sold. In the second quarter and first six months of fiscal 2016, SMB's operating results were negatively impacted by a decrease in finished steel products selling prices and the impact of increased competition from imported steel products, leading to a significant reduction in operating results in fiscal 2016 compared to the prior year periods. The adverse effects of the market conditions on operating results in the second quarter and first six months of fiscal 2016 were partially offset by the benefits from cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in fiscal 2016 to reduce direct costs of production and decrease consolidated SG&A expense, which in the second quarter and first six months of fiscal 2016 was $9 million and $15 million, or 20% and 17%, respectively, lower than in the prior year periods primarily as a result of reduced employee-related expense.
In the second quarter of fiscal 2016, we identified the combination of sustained weak market conditions, including the adverse effects of lower commodity selling prices and the constraining impact of the lower price environment on the supply of raw materials which negatively impacted volumes, our recent financial performance and a decline in our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $9 million at a reporting unit within the AMR operating segment. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets of $21 million. See below in this section for tabular presentation of asset impairments and accelerated depreciation recognized during the periods presented.
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash goodwill impairment charge of $141 million at the former MRB reporting unit. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets of $50 million. See below in this section for tabular presentation of asset impairments and accelerated depreciation recognized during the periods presented.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Impairment charges and accelerated depreciation on long-lived and other assets, all recorded during the second quarter of fiscal 2016 and 2015, and excluding goodwill impairment charges, were as follows (in thousands):

	Three Months Ended
	2/29/2016	2/28/2015
Reported within other asset impairment charges(1):
Long-lived assets	$7,336	$41,544
Accelerated depreciation	6,208	—
Investment in joint venture	1,968	—
Assets held for sale	1,659	1,549
Other assets(1)	1,287	745
	18,458	43,838
Reported within restructuring charges and other exit-related costs
Long-lived assets	329	—
Accelerated depreciation	630	3,686
Other assets	1,102	—
	2,061	3,686
Reported within discontinued operations
Long-lived assets	673	2,666
Accelerated depreciation	274	—
	947	2,666
Total	$21,466	$50,190
_____________________________

(1)
Other asset impairment charges were incurred in the AMR operating segment, except for $79 thousand and $745 thousand of impairment charges on Other Assets related to Corporate for the three months ended February 29, 2016 and February 28, 2015, respectively.

Consolidated operating results from continuing operations in the second quarter and first six months of fiscal 2016 included restructuring and other exit-related charges of $5 million and $7 million, respectively, compared to $5 million and $6 million in the same periods in the prior year. Restructuring charges consisted of severance, contract termination and other restructuring costs. These charges relate to restructuring initiatives under three separate plans: the plans announced in the first quarter of fiscal 2014 (the “Q1’14 Plan”), the Q1'15 Plan and the Q2'15 Plan.
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
Since the beginning of fiscal 2015, we initiated and implemented a number of cost reduction and productivity improvement measures with a combined targeted annual improvement of $95 million. These initiatives included those announced as part of the Q1'15 Plan followed by further cost saving and exit-related measures as part of the Q2'15 Plan targeting a combined benefit to annual operating performance of approximately $60 million. In fiscal 2016, we further expanded the Q2'15 Plan initiatives by $5 million in the first quarter and by an additional $30 million in the second quarter of fiscal 2016, of which approximately $13 million in benefits is expected to be achieved in the second half of fiscal 2016 and the full benefit in fiscal 2017. The cost reduction and productivity improvements associated with the Q1'15 Plan are driven by a combination of revenue drivers and production and SG&A cost reduction initiatives with a targeted aggregate annual improvement of $14 million, with the full annual rate expected to be achieved in fiscal 2016. The improvements to performance associated with the Q2'15 Plan include two components. The first component reflects strategic actions initiated in the second quarter of fiscal 2015 consisting of idling shredding equipment and closing seven auto parts stores at AMR to align our business to the prevalent market conditions, targeting an improvement in annual operating performance of approximately $18 million, of which approximately one-third is from reduced depreciation expense. As part of the second component of the Q2'15 Plan, in April 2015, we initiated measures, and also announced the integration of the MRB and APB Businesses into the combined AMR platform, in order to achieve operational synergies and further reduce our annual operating expenses, primarily SG&A expense, by approximately $28 million through personnel reductions, reducing organizational layers, consolidating shared service functions and reducing other administrative costs. We expanded that target by initiating measures in the first and second quarters of fiscal 2016 with an additional $35 million in expected benefits primarily

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

through additional reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to our operating capacity through additional facility closures, with approximately two-thirds of the target coming from a reduction in SG&A expense and the rest from a reduction in production costs, primarily at AMR. In the second quarter and first six months of fiscal 2016, we achieved approximately $16 million and $32 million, respectively, in combined benefits related to these Plans. We expect to achieve substantially all of the combined annual improvement target of $95 million associated with these Plans in fiscal 2017.
Restructuring charges and other exit-related costs incurred in connection with these Plans were comprised of the following (in thousands):

	Three Months Ended February 29, 2016			Three Months Ended February 28, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$3,185	$3,185	$371	$540	$911
Contract termination costs	35	12	47	56	79	135
Other restructuring costs	—	—	—	880	93	973
Total restructuring charges	35	3,197	3,232	1,307	712	2,019
Other exit-related costs:
Asset impairments and accelerated depreciation	—	3,008	3,008	—	6,352	6,352
Total other exit-related costs	—	3,008	3,008	—	6,352	6,352
Total restructuring charges and other exit-related costs	$35	$6,205	$6,240	$1,307	$7,064	$8,371

Restructuring charges and other exit-related costs included in continuing operations			$5,291			$5,394
Restructuring charges and other exit-related costs included in discontinued operations			$949			$2,977

	Six Months Ended February 29, 2016			Six Months Ended February 28, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$4,346	$4,346	$398	$540	$938
Contract termination costs	125	657	782	309	79	388
Other restructuring costs	—	—	—	1,223	93	1,316
Total restructuring charges	125	5,003	5,128	1,930	712	2,642
Other exit-related costs:
Asset impairments and accelerated depreciation	—	3,008	3,008	—	6,352	6,352
Total other exit-related costs	—	3,008	3,008	—	6,352	6,352
Total restructuring charges and other exit-related costs	$125	$8,011	$8,136	$1,930	$7,064	$8,994

Restructuring charges and other exit-related costs included in continuing operations			$7,216			$5,987
Restructuring charges and other exit-related costs included in discontinued operations			$920			$3,007

See Note 7 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Income Tax Expense
Our effective tax rate from continuing operations for the second quarter and first six months of fiscal 2016 was an expense of 3.3% and 1.6%, respectively, compared to a benefit of 4.8% and 4.7% for the prior year periods.
The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate is the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
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
The effective tax rate from continuing operations for fiscal 2016 is expected to be an expense of approximately 1.7%, subject to financial performance for the remainder of the year.

Discontinued Operations
In the third quarter of fiscal 2015, in connection with the Q2'15 Plan, we ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting in accordance with the accounting standards in effect at the time. The operations of the six qualifying stores had previously been reported within the APB reportable segment, which was subsequently replaced by the AMR reportable segment in the fourth quarter of fiscal 2015. In the second quarter of fiscal 2016 and 2015, we recorded impairment charges of $1 million and $3 million, respectively, on the long-lived assets of discontinued auto parts stores. Impaired assets in the second quarter of fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.
Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Revenues	$—	$3,140	$—	$6,770

Loss from discontinued operations before income taxes	$(1,015)	$(4,321)	$(1,094)	$(5,257)
Income tax (expense) benefit	(9)	79	5	177
Loss from discontinued operations, net of tax	$(1,024)	$(4,242)	$(1,089)	$(5,080)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Financial Results by Segment
We currently operate our business across two reportable segments: AMR and SMB. Additional financial information relating to these reportable segments is contained in Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Auto and Metals Recycling

	Three Months Ended			Six Months Ended
($ in thousands, except for prices)	2/29/2016	2/28/2015	% Change	2/29/2016	2/28/2015	% Change
Ferrous revenues	$140,126	$251,501	(44)%	$303,539	$599,871	(49)%
Nonferrous revenues	84,130	106,225	(21)%	165,025	234,610	(30)%
Retail and other revenues	25,556	31,331	(18)%	54,213	68,264	(21)%
Total segment revenues	249,812	389,057	(36)%	522,777	902,745	(42)%
Cost of goods sold	222,728	361,798	(38)%	465,120	837,254	(44)%
Selling, general and administrative expense	25,886	32,350	(20)%	54,335	66,381	(18)%
(Income) loss from joint ventures	324	(565)	NM	412	(1,093)	NM
Goodwill impairment charge	8,845	141,021	(94)%	8,845	$141,021	(94)%
Other asset impairment charges	18,379	43,093	(57)%	18,379	$43,093	(57)%
Segment operating loss	$(26,350)	$(188,640)	(86)%	$(24,314)	$(183,911)	(87)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$161	$293	(45)%	$170	$312	(46)%
Foreign	$174	$286	(39)%	$177	$306	(42)%
Average	$169	$290	(42)%	$175	$308	(43)%
Ferrous sales volume (LT, in thousands):
Domestic	282	372	(24)%	572	752	(24)%
Foreign	455	416	9%	970	1,020	(5)%
Total ferrous sales volume (LT, in thousands)	737	788	(6)%	1,542	1,772	(13)%
Average nonferrous sales price ($/pound)(1)(3)	$0.59	$0.77	(23)%	$0.61	$0.79	(23)%
Nonferrous sales volumes (pounds, in thousands)(3)	123,675	123,672	—%	234,753	266,333	(12)%
Cars purchased (in thousands)(2)	70	78	(10)%	147	170	(14)%
Auto parts stores at period end	55	56	(2)%	55	56	(2)%
Outbound freight in cost of goods sold	$19,196	$26,947	(29)%	$41,353	$61,917	(33)%
_____________________________
NM = Not Meaningful
LT = Long Ton equivalent to 2,240 pounds

(1)	Price information is shown net of freight cost incurred to deliver the product to the customer.

(2)	Cars purchased by auto parts stores only.

(3)	Average sales price and volume information excludes PGM metals in catalytic converters.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Revenues
Revenues in the second quarter and first six months of fiscal 2016 decreased by 36% and 42%, respectively, compared to the prior year periods primarily as a result of significantly lower average net selling prices for ferrous and nonferrous scrap metal, in both export and domestic markets, and reduced sales volumes compared to the prior year periods. The decreases in ferrous and nonferrous scrap metal prices compared to the prior year were driven by weaker global markets due to excess steel capacity and overproduction, a strengthening of the U.S. dollar, the impact of lower iron ore prices on market conditions for recycled ferrous metals and weaker demand in the end-markets to which we sell. After the sharp decline experienced during the first quarter of fiscal 2016, export net selling prices for shipments of recycled ferrous metal declined further in the latter part of the second quarter of fiscal 2016 before beginning to rise at the end of the quarter. Average net selling prices for shipments of ferrous scrap metal in the second quarter and first six months of fiscal 2016 were lower by 42% and 43%, respectively, than in the prior year comparable periods. Sales volumes of ferrous scrap metal at AMR decreased by 6% and 13%, respectively, in the second quarter and first six months of fiscal 2016 compared to the prior year periods primarily due to a combination of weaker demand globally and reduced availability of raw materials including end-of-life vehicles resulting from the lower price environment. Average net selling prices for shipment of nonferrous scrap metal in the second quarter and first six months of fiscal 2016 were 23% lower than in the prior year comparable periods. Sales volumes of nonferrous scrap metal at AMR decreased by 12% in the first six months of fiscal 2016 compared to the prior year period.
AMR Segment Operating Income (Loss)
Operating loss for the second quarter and first six months of fiscal 2016 was $26 million and $24 million, respectively, compared to operating loss of $189 million and $184 million, respectively, in the same periods in the prior year. Adjusted operating income for the second quarter of fiscal 2016 was $1 million and adjusted operating income for the first six months of fiscal 2016 was $3 million. Adjusted operating loss for the second quarter of fiscal 2015 was $3 million and adjusted operating income for the first six months of fiscal 2015 was $7 million (adjusted results exclude the impact of goodwill and other impairment charges and, in fiscal 2015, the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments; see reconciliation of adjusted AMR operating income (loss) in Non-GAAP Financial Measures at the end of Item 2). The lower price environment during the second quarter and first six months of fiscal 2016 compared to the prior year periods adversely impacted the spread between direct purchase costs and selling prices of scrap metal and further constrained the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes and compression of operating margins at AMR. In addition, during the first six months of fiscal 2016, average inventory costs did not decrease as quickly as purchase costs for scrap metal, resulting in further compression of AMR's operating margins. The second quarter and first six months of fiscal 2015 had also experienced a sharply declining price environment, which resulted in a similar but more substantial adverse effect on cost of goods sold. The effects of these adverse conditions on operating results in the second quarter and first six months of fiscal 2016 were partially offset by the benefits from cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in fiscal 2016 to reduce direct costs of production and decrease SG&A expense, which in the second quarter and first six months of fiscal 2016 decreased by $6 million and $12 million, or 20% and 18%, respectively, compared to the prior year periods primarily as a result of reduced employee-related expense.
In the second quarter of fiscal 2016, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash impairment charge of $9 million on goodwill allocated to one of AMR's reporting units. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets at AMR of $18 million. See Results of Operations, Operating Loss in Item 2 for further discussion of asset impairments and accelerated depreciation.

In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash impairment charge of $141 million. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets at AMR of $43 million primarily in connection with certain strategic actions we undertook to improve our operating performance which included idling shredding equipment.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Steel Manufacturing Business

	Three Months Ended			Six Months Ended
($ in thousands, except for price)	2/29/2016	2/28/2015	% Change	2/29/2016	2/28/2015	% Change
Revenues(1)	$58,391	$93,126	(37)%	$130,292	$188,344	(31)%
Cost of goods sold	58,195	87,998	(34)%	125,674	175,301	(28)%
Selling, general and administrative expense	1,398	1,329	5%	3,066	3,037	1%
Segment operating income (loss)	$(1,202)	$3,799	NM	$1,552	$10,006	(84)%
Finished steel products average sales price ($/ST)(2)	$504	$658	(23)%	$530	$673	(21)%
Finished steel products sold (tons, in thousands)	110	129	(15)%	233	255	(9)%
Rolling mill utilization	61%	76%		64%	74%
_____________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

SMB Segment Revenues
Revenues for the second quarter and first six months of 2016 decreased by 37% and 31%, respectively, compared to the same periods in the prior year. This decrease was due to reduced average selling prices driven by increased competition from lower priced imports and reduced steel-making raw material costs, and lower sales volumes which were negatively impacted primarily by the increased competition from imported steel products.
SMB Segment Operating Income (Loss)
Operating results for the second quarter and the first six months of fiscal 2016 were a loss of $1 million and income of $2 million, respectively, compared to operating income of $4 million and $10 million, respectively, in the same prior year periods. The reduction in operating results was primarily due to the declining price environment during fiscal 2016 which led to selling prices falling faster than cost of goods sold, and to the reduction in sales volumes primarily as a result of increased competition from imported steel products.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $9 million and $23 million as of February 29, 2016 and August 31, 2015, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 29, 2016, debt, net of cash, was $189 million compared to $205 million as of August 31, 2015 (refer to Non-GAAP Financial Measures below), a decrease of $17 million primarily as a result of the positive cash flows generated by operating activities. Our cash balances as of February 29, 2016 and August 31, 2015 include $7 million and $5 million, respectively, which are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first six months of fiscal 2016 was $47 million, compared to net cash provided by operating activities of $16 million in the first six months of fiscal 2015.

Sources of cash in the first six months of fiscal 2016 included a $26 million decrease in accounts receivable primarily due to reductions in recycled metal and finished steel selling prices and the timing of sales and collections and a $13 million decrease in

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

inventory due to the impacts of declining scrap metal purchase prices and timing of purchases and sales. Uses of cash in the first six months of fiscal 2016 included a $9 million decrease in accrued payroll and related liabilities due to the timing of payments.

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

Investing Activities
Net cash used in investing activities was $15 million in the first six months of fiscal 2016 compared to $16 million in the first six months of fiscal 2015.

Cash used in investing activities in the first six months of fiscal 2016 included capital expenditures of $16 million to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related assets, compared to $17 million in the prior year period.

Financing Activities
Net cash used in financing activities in the first six months of fiscal 2016 was $47 million, compared to net cash used in financing activities of $19 million in the first six months of fiscal 2015.

Cash used in financing activities in the first six months of fiscal 2016 was primarily due to $30 million in net repayments of debt (refer to Non-GAAP Financial Measures below), $10 million for dividends and $3 million for share repurchases.

Cash used in financing activities in the first six months of fiscal 2015 was primarily due to $10 million for dividends and $5 million in net repayments of debt (refer to Non-GAAP Financial Measures below).

Credit Facilities
On April 6, 2016, we and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among Schnitzer Steel Industries, Inc., as the U.S. borrower, Schnitzer Steel Canada Ltd., as a Canadian borrower, Bank of America, N.A., as administrative agent, and the other lenders party thereto, which amends and restates our existing credit agreement, dated as of February 9, 2011 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for $335 million and C$15 million in senior secured revolving credit facilities maturing in April 2021. The $335 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swingline loans and a $50 million sublimit for multicurrency borrowings. Subject to the terms and conditions of the Amended Credit Agreement, the Company may request that the commitments under the U.S. credit facility be increased by an aggregate amount not exceeding $100 million. The Prior Credit Agreement provided for unsecured credit facilities with revolving loans of up to $670 million and C$30 million maturing in April 2017. We have sized our credit facility renewal based on historic and expected future usage and believe the borrowing capacity of the Amended Credit Agreement is adequate to cover our short- and long-term financing needs. The Amended Credit Agreement is described further in Part II, Item 5 - Other Information of this Report.
Interest rates on outstanding indebtedness under the Amended Credit Agreement are based, at our option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between 0.00% and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to our leverage ratio.

We had borrowings outstanding under the Prior Credit Agreement of $185 million as of February 29, 2016 and $215 million as of August 31, 2015. The weighted average interest rate on amounts outstanding was 2.18% and 1.95% as of February 29, 2016 and August 31, 2015, respectively.

We use this credit facility to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases. The Amended Credit Agreement contains various representations and warranties, events of default and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the Amended Credit Agreement include (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures divided by consolidated fixed charges; (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness; and (c) a consolidated asset coverage ratio, defined as the consolidated asset value of eligible assets divided by the consolidated funded indebtedness. The financial covenants require maintenance of a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016, and 1.50 to 1.00 thereafter, a maximum leverage ratio of 0.55 to 1.00, and a minimum asset coverage ratio of 0.90 to 1.00 for fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016 and 1.00 to 1.00 thereafter.

As of February 29, 2016, we were in compliance with the financial covenants under the Prior Credit Agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.25 to 1.00 and was 1.59 to 1.00 as of February 29, 2016. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.30 to 1.00 as of February 29, 2016.

While we expect to remain in compliance with the financial covenants under the Amended Credit Agreement, there can be no assurances that we will be able to do so in the event market conditions or other negative factors which adversely impact our results of operations and financial position lead to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurances that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

We also had an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. which expired on April 1, 2016. Interest rates were set by the bank at the time of borrowing. We had no borrowings outstanding under this line of credit as of February 29, 2016 and August 31, 2015 and we do not intend to seek a renewal of this credit line as the swingline loan included the Amended Credit Agreement covers our cash management needs.

In addition, as of February 29, 2016 and August 31, 2015, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $16 million for the first six months of fiscal 2016, compared to $17 million for the same period in the prior year. We currently plan to invest up to $40 million in capital expenditures on maintenance and environmental compliance and safety-related projects in fiscal 2016, exclusive of any capital expenditures for growth projects, using cash generated from operations and available lines of credit.

Dividends
On January 28, 2016, our Board of Directors declared a dividend for the second quarter of fiscal 2016 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 22, 2016.

Environmental Compliance
Our commitment to recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $4 million in capital expenditures for environmental projects during the first six months of fiscal 2016, and plan to invest up to $11 million for such projects for the remainder of fiscal 2016. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

investment in capital expenditures, acquisitions, dividends and share repurchases, could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At February 29, 2016, we had $17 million outstanding under these arrangements.

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
In the second quarter of fiscal 2016, we identified the combination of sustained weak market conditions, including the adverse effects of lower commodity selling prices and the constraining impact of the lower price environment on the supply of raw materials which negatively impacted volumes, our recent financial performance and a decline in our market capitalization as a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The measurement date for the interim goodwill impairment test was February 1, 2016.
For the reporting unit with $9 million of goodwill as of February 1, 2016, the first step of the impairment test showed that the fair value of the reporting unit was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, we concluded that no implied fair value of goodwill remained for the reporting unit, resulting in an impairment of the carrying amount of the reporting unit's goodwill totaling $9 million.
For the reporting unit with $166 million of goodwill as of February 1, 2016, the estimated fair value of the reporting unit exceeded its carrying value by approximately 27%. The projections used in the income approach for the reporting unit took into consideration

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

the impact of current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends of self-serve parts sales. The projections assumed a limited recovery of operating margins from current depressed levels over a multi-year period, including the benefits of recently initiated cost-saving and productivity improvement measures. The market-based WACC used in the income approach for the reporting unit was 11.16%. The terminal growth rate used in the discounted cash flow model was 2%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 2% or more or weaker than anticipated improvements in operating margins could have resulted in a failure of the step one quantitative impairment test for the reporting unit.
We also used a market approach based on earnings multiple data and our market capitalization to corroborate the reporting units’ valuations. We reconciled our market capitalization to the aggregated estimated fair value of the reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest. The implied control premium resulting from the difference between our market capitalization (based on the average trading price of our Class A common stock for the two-week period ended February 1, 2016) and the higher aggregated estimated fair value of all of the reporting units was within the historical range of average and mean premiums observed on historical transactions within the steel-making, scrap processing and metals industries. We identified specific reconciling items, including market participant synergies, which supported the implied control premium as of February 1, 2016.
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, additional declines in or a lack of recovery of market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin recovery for the reporting unit with allocated goodwill, a deterioration in our share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
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
The following is a reconciliation of debt, net of cash (in thousands):

	February 29, 2016	August 31, 2015
Short-term borrowings	$620	$584
Long-term debt, net of current maturities	197,219	227,572
Total debt	197,839	228,156
Less: cash and cash equivalents	8,940	22,755
Total debt, net of cash	$188,899	$205,401
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended
	2/29/2016	2/28/2015
Borrowings from long-term debt	$49,160	$109,694
Proceeds from line of credit	115,500	145,000
Repayment of long-term debt	(79,456)	(114,965)
Repayment of line of credit	(115,500)	(145,000)
Net borrowings (repayments) of debt	$(30,296)	$(5,271)
Adjusted consolidated operating loss, adjusted AMR operating income (loss), adjusted net loss from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI
We present these non-GAAP measures as we believe they provide a meaningful presentation of our results from core business operations excluding adjustments for goodwill impairment charges, other asset impairment charges and restructuring charges and other exit-related costs that are not related to core underlying business operational performance and improve the period-to-period comparability of our results. These measures also exclude the impact on operating results in fiscal 2015 from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted bulk ferrous shipments for delivery during the first and second quarters of fiscal 2015. Due to the sharp declines in selling prices that occurred in the first and second quarters of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and November 2014.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of the adjusted consolidated operating loss, adjusted AMR operating income (loss), adjusted net loss from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2/29/2016	2/28/2015	2/29/2016	2/28/2015
Consolidated operating loss:
As reported	$(37,076)	$(201,011)	$(41,104)	$(200,226)
Goodwill impairment charge	8,845	141,021	8,845	141,021
Other asset impairment charges	18,458	43,838	18,458	43,838
Restructuring charges and other exit-related costs	5,291	5,394	7,216	5,987
Resale or modification of certain previously contracted shipments	—	1,347	—	6,928
Adjusted	$(4,482)	$(9,411)	$(6,585)	$(2,452)

AMR operating income (loss):
As reported	$(26,350)	$(188,640)	$(24,314)	$(183,911)
Goodwill impairment charge	8,845	141,021	8,845	141,021
Other asset impairment charges	18,379	43,093	18,379	43,093
Resale or modification of certain previously contracted shipments	—	1,347	—	6,928
Adjusted	$874	$(3,179)	$2,910	$7,131

Net loss from continuing operations attributable to SSI:
As reported	$(40,221)	$(191,400)	$(45,452)	$(193,035)
Goodwill impairment charge, net of tax(1)	8,845	130,470	8,845	130,238
Other asset impairment charges, net of tax(1)	18,458	44,022	18,458	44,026
Restructuring charges and other exit-related costs, net of tax(1)	6,157	6,141	7,770	6,489
Resale or modification of certain previously contracted shipments, net of tax(1)	—	3,129	—	7,444
Adjusted	$(6,761)	$(7,638)	$(10,379)	$(4,838)

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$(1.48)	$(7.08)	$(1.67)	$(7.15)
Goodwill impairment charge, net of tax, per share(1)	0.33	4.83	0.33	4.83
Other asset impairment charges, net of tax, per share(1)	0.68	1.63	0.68	1.63
Restructuring charges and other exit-related costs, net of tax, per share(1)	0.23	0.23	0.29	0.24
Resale or modification of certain previously contracted shipments, net of tax, per share(1)	—	0.12	—	0.28
Adjusted(2)	$(0.25)	$(0.28)	$(0.38)	$(0.18)
____________________________

(1)
Income tax allocated to adjustments reconciling Reported and Adjusted net income (loss) from continuing operations attributable to SSI and diluted earnings per share from continuing operations attributable to SSI is determined based on a tax provision calculated with and without the adjustments.

(2)	May not foot due to rounding
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products, ferrous and nonferrous metals, including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at February 29, 2016, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write-down of $3 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on AMR as of February 29, 2016.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2015.
Credit Risk
As of February 29, 2016 and August 31, 2015, 21% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance 93% and 95%, respectively, was less than 60 days past due as of February 29, 2016 and August 31, 2015.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of February 29, 2016, we did not have any derivative contracts.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2015.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2015, which was filed with the Securities and Exchange Commission on October 27, 2015, and the filing of our Quarterly Report on Form 10-Q on January 7, 2016.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 5.     OTHER INFORMATION

On April 6, 2016, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among the Company, as the U.S. Borrower, Schnitzer Steel Canada Ltd., as a Canadian borrower, Bank of America, N.A., as administrative agent, and the other lenders party thereto, which amends and restates the Company’s existing Credit Agreement, dated as of February 9, 2011 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for $335 million and C$15 million in senior secured revolving credit facilities maturing in April 2021. Subject to the terms and conditions of the Amended Credit Agreement, the Company may request that the commitments under the U.S. credit facility be increased by an aggregate amount not exceeding $100 million. The Prior Credit Agreement provided for unsecured credit facilities with revolving loans of up to $670 million and C$30 million maturing in April 2017. We had $198 million in borrowings outstanding under the Prior Credit Agreement as of April 5, 2016.
The proceeds of the senior secured credit facilities will be used for working capital and other general corporate purposes, including capital expenditures, permitted acquisitions and the refinancing of existing indebtedness. The $335 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swingline loans and a $50 million sublimit for multicurrency borrowings.
Interest on outstanding indebtedness under the Amended Credit Agreement is based, at the Company’s option, on either LIBOR (or the Canadian equivalent) plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between 0.00% and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to the Company’s leverage ratio.
The Amended Credit Agreement contains certain customary covenants, including covenants that limit (subject to certain exceptions) the ability of the Company and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions, and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to make distributions. Financial covenants include covenants requiring maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00 for fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016 and 1.50 to 1.00 thereafter, a maximum leverage ratio of 0.55 to 1.00 and a new minimum asset coverage ratio of 0.90 to 1.00 for fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016 and 1.00 to 1.00 thereafter.
The Company’s obligations under the credit facilities are guaranteed by substantially all of our subsidiaries (the “Guarantors”). The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and the Guarantors’ assets, including equipment, inventory and accounts receivable.
The Amended Credit Agreement describes certain customary events of default. If any event of default occurs and is continuing, the lenders would be entitled to take various actions, including the acceleration of amounts due under the Amended Credit Agreement, and exercise other rights and remedies, including foreclosing on collateral.
The foregoing description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by the full text of the Amended Credit Agreement and the related Security Agreements, which are filed hereto as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facilities in Part I, Item 2 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1
Third Amended and Restated Credit Agreement dated as of April 6, 2016 among Schnitzer Steel Industries, Inc., as the US Borrower, and Schnitzer Steel Canada Ltd., as a Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto.

10.2	Security Agreement dated as of April 6, 2016 among Schnitzer Steel Industries, Inc., the other Grantors party thereto and Bank of America, N.A., as Administrative Agent.

10.3*	General Security Agreement dated as of April 6, 2016 between Schnitzer Steel Canada Ltd. and Bank of America, N.A., as Collateral Agent.

10.4**	Summary Sheet for 2016 Non-Employee Director Compensation.

10.5**	Amendment No. 1 to Fiscal 2016 Annual Performance Bonus Program for Tamara L. Lundgren.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2016 and February 28, 2015, (ii) Unaudited Condensed Consolidated Balance Sheets as of February 29, 2016, and August 31, 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended February 29, 2016 and February 28, 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2016 and February 28, 2015, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

_____________________________
* Pursuant to Instruction 2 of Item 601 of Regulation S-K, the General Security Agreement between Schnitzer Steel Canadian Holdings Inc. and Bank of America, N.A. dated as of April 6, 2016 is omitted as such agreement is substantially identical in all material respects except as to the parties thereto, to Exhibit 10.3 filed herewith. The Company will file copies of the omitted exhibit if so requested by the Securities and Exchange Commission.
** Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 7, 2016	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 7, 2016	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer