Form 10-Q
period 2016-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2016-06-30
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2016
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _______ to_______
Commission File Number 0-22496
SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 SW Clay Street, Suite 350 Portland, OR	97201
(Address of principal executive offices)	(Zip Code)
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
Yes  ☐    No  ☒
The Registrant had 26,477,926 shares of Class A common stock, par value of $1.00 per share, and 305,900 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 27, 2016.

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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K and in Part II of our Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the cyclicality and impact of general economic conditions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset impairment charges; the realization of expected benefits or cost reductions associated with productivity improvement and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of the consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades and failures on production; product liability claims; the impact of impairment of our deferred tax assets; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; the adverse impact of climate change; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2016	August 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,018	$22,755
Accounts receivable, net of allowance for doubtful accounts of $2,340 and $2,496	100,001	111,492
Inventories	156,946	156,532
Deferred income taxes	—	2,792
Refundable income taxes	6,682	7,263
Prepaid expenses and other current assets	19,087	21,531
Total current assets	289,734	322,365
Property, plant and equipment, net of accumulated depreciation of $715,064 and $679,035	387,273	427,554
Investments in joint ventures	12,793	15,320
Goodwill	166,895	175,676
Intangibles, net of accumulated amortization of $3,818 and $6,918	5,145	6,353
Other assets	14,603	15,031
Total assets	$876,443	$962,299
Liabilities and Equity
Current liabilities:
Short-term borrowings	$648	$584
Accounts payable	56,878	57,105
Accrued payroll and related liabilities	22,602	25,478
Environmental liabilities	1,721	924
Accrued income taxes	—	148
Other accrued liabilities	31,441	36,207
Total current liabilities	113,290	120,446
Deferred income taxes	17,028	19,138
Long-term debt, net of current maturities	202,070	227,572
Environmental liabilities, net of current portion	44,551	45,869
Other long-term liabilities	10,574	10,723
Total liabilities	387,513	423,748
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,450 and 26,474 shares issued and outstanding	26,450	26,474
Class B common stock – 25,000 shares $1.00 par value authorized, 306 and 306 shares issued and outstanding	306	306
Additional paid-in capital	27,451	26,211
Retained earnings	469,120	520,066
Accumulated other comprehensive loss	(38,528)	(38,522)
Total SSI shareholders’ equity	484,799	534,535
Noncontrolling interests	4,131	4,016
Total equity	488,930	538,551
Total liabilities and equity	$876,443	$962,299
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenues	$351,604	$467,309	$961,880	$1,458,382
Operating expense:
Cost of goods sold	294,738	424,312	839,262	1,338,976
Selling, general and administrative	41,696	39,798	113,713	126,696
(Income) loss from joint ventures	(258)	(40)	61	(1,148)
Goodwill impairment charge	—	—	8,845	141,021
Other asset impairment charges	—	1,281	18,458	45,119
Restructuring charges and other exit-related costs	542	5,978	7,758	11,964
Operating income (loss)	14,886	(4,020)	(26,217)	(204,246)
Interest expense	(2,905)	(2,375)	(6,779)	(7,044)
Other income (expense), net	(81)	84	763	3,011
Income (loss) from continuing operations before income taxes	11,900	(6,311)	(32,233)	(208,279)
Income tax benefit (expense)	(95)	(1,396)	(810)	8,171
Income (loss) from continuing operations	11,805	(7,707)	(33,043)	(200,108)
Loss from discontinued operations, net of tax	(116)	(1,234)	(1,206)	(6,314)
Net income (loss)	11,689	(8,941)	(34,249)	(206,422)
Net income attributable to noncontrolling interests	(689)	(687)	(1,294)	(1,318)
Net income (loss) attributable to SSI	$11,000	$(9,628)	$(35,543)	$(207,740)

Net income (loss) per share attributable to SSI:
Basic:
Net income (loss) per share from continuing operations attributable to SSI	$0.41	$(0.31)	$(1.26)	$(7.46)
Net loss per share from discontinued operations attributable to SSI	—	(0.05)	(0.04)	(0.23)
Net income (loss) per share attributable to SSI(1)	$0.40	$(0.36)	$(1.31)	$(7.69)
Diluted:
Net income (loss) per share from continuing operations attributable to SSI	$0.41	$(0.31)	$(1.26)	$(7.46)
Net loss per share from discontinued operations attributable to SSI	—	(0.05)	(0.04)	(0.23)
Net income (loss) per share attributable to SSI(1)	$0.40	$(0.36)	$(1.31)	$(7.69)
Weighted average number of common shares:
Basic	27,261	27,043	27,195	27,003
Diluted	27,327	27,043	27,195	27,003
Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625

(1)	May not foot due to rounding.
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net income (loss)	$11,689	$(8,941)	$(34,249)	$(206,422)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,485	250	(416)	(19,623)
Cash flow hedges, net	—	1,860	240	(1,833)
Pension obligations, net	65	301	170	360
Total other comprehensive income (loss), net of tax	1,550	2,411	(6)	(21,096)
Comprehensive income (loss)	13,239	(6,530)	(34,255)	(227,518)
Less net income attributable to noncontrolling interests	(689)	(687)	(1,294)	(1,318)
Comprehensive income (loss) attributable to SSI	$12,550	$(7,217)	$(35,549)	$(228,836)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(34,249)	$(206,422)
Adjustments to reconcile net loss to cash provided by operating activities:
Goodwill impairment charge	8,845	141,021
Other asset impairment charges	18,458	45,119
Other exit-related asset impairments and accelerated depreciation	3,127	6,502
Write-off of debt issuance costs	768	—
Depreciation and amortization	41,943	52,420
Share-based compensation expense	6,636	7,596
Deferred income taxes	580	(764)
Inventory write-down	710	3,031
Undistributed equity in earnings of joint ventures	61	(1,148)
Gain on disposal of assets	(529)	(1,752)
Unrealized foreign exchange gain, net	(75)	(1,623)
Bad debt expense (recoveries), net	154	(112)
Excess tax benefit from share-based payment arrangements	—	(94)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,303	60,639
Inventories	3,812	25,833
Income taxes	436	(14,095)
Prepaid expenses and other current assets	882	2,844
Intangibles and other long-term assets	(465)	560
Accounts payable	3,527	(29,405)
Accrued payroll and related liabilities	(2,880)	(11,834)
Other accrued liabilities	(5,632)	(558)
Environmental liabilities	(534)	(348)
Other long-term liabilities	(88)	1,481
Distributed equity in earnings of joint ventures	400	525
Net cash provided by operating activities	51,190	79,416
Cash flows from investing activities:
Capital expenditures	(21,442)	(23,433)
Joint venture receipts, net	7	1
Proceeds from sale of assets	2,649	2,403
Acquisitions, net of cash acquired	—	(150)
Net cash used in investing activities	(18,786)	(21,179)
Cash flows from financing activities:
Proceeds from line of credit	135,500	189,000
Repayment of line of credit	(135,500)	(189,000)
Borrowings from long-term debt	112,427	114,099
Repayment of long-term debt	(137,869)	(169,511)
Payment of debt issuance costs	(879)	—
Repurchase of Class A Common Stock	(3,479)	—
Taxes paid related to net share settlement of share-based payment arrangements	(1,938)	(1,360)
Excess tax benefit from share-based payment arrangements	—	94
Distributions to noncontrolling interests	(1,179)	(2,263)
Contingent consideration paid relating to business acquisitions	—	(759)
Dividends paid	(15,275)	(15,110)
Net cash used in financing activities	(48,192)	(74,810)
Effect of exchange rate changes on cash	51	(170)
Net decrease in cash and cash equivalents	(15,737)	(16,743)
Cash and cash equivalents as of beginning of period	22,755	25,672
Cash and cash equivalents as of end of period	$7,018	$8,929
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015. The results for the three and nine months ended May 31, 2016 and 2015 are not necessarily indicative of the results of operations for the entire fiscal year.
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
In April 2015, an accounting standard update was issued that clarifies the accounting for cloud computing arrangements that include software licenses. The guidance requires that a cloud computing arrangement that includes a software license be accounted for in the same manner as the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, then it should be accounted for as a service contract. To reduce the complexity of evaluating the accounting for fees paid in a cloud computing arrangement, the Company early-adopted the new requirement as of the beginning of the third quarter of fiscal 2016 and is applying the amendments prospectively to all arrangements entered into or materially modified after adoption.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adoption of the new requirement results in the recognition of software licenses acquired as part of a cloud computing arrangement within property, plant and equipment in the Company's Unaudited Condensed Consolidated Balance Sheet and recognition of amortization expense within either cost of goods sold or selling, general and administrative expense, depending on the nature of the software license, in the Company's Unaudited Condensed Consolidated Statement of Operations. The new requirement does not represent a substantial change from the manner in which the Company accounted for fees paid in cloud computing arrangements prior to adoption.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $13 million and $11 million as of May 31, 2016 and August 31, 2015, respectively.
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
As of May 31, 2016 and August 31, 2015, the Company reported less than $1 million and $2 million, respectively, of assets held for sale within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. An asset is classified as held for sale upon meeting certain criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. See the Asset Impairment Charges section of this Note for tabular presentation of impairment charges recorded by the Company during the three and nine months ended May 31, 2016 and 2015 for the initial and subsequent write-down of certain equipment held for sale to its fair value less cost to sell. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions.
Long-Lived Assets
The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. For the Company's metals recycling operations, an asset group is generally comprised of the regional shredding and export operation along with surrounding feeder yards. For regions with no shredding and export operations, each metals recycling yard is an asset group. For the Company's auto parts operations, generally each auto parts store is an asset group. The Company's steel manufacturing business is a single asset group. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined primarily using the cost and market approaches.
During the three and nine months ended May 31, 2016 and 2015, the Company recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations.
With respect to individual long-lived assets, changes in circumstances may merit a change in the estimated useful lives or salvage values of the assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's current plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the three and nine months ended May 31, 2016 and 2015, the Company recognized accelerated depreciation due to shortened useful lives in connection with site closures and idled equipment.

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
Asset Impairment Charges
The following asset impairment charges, excluding goodwill impairment charges discussed below in this Note, were recorded in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Reported within other asset impairment charges(1):
Long-lived assets	$—	$132	$7,336	$41,676
Accelerated depreciation	—	—	6,208	—
Investment in joint venture	—	—	1,968	—
Assets held for sale	—	1,009	1,659	2,558
Other assets(1)	—	140	1,287	885
	—	1,281	18,458	45,119
Reported within restructuring charges and other exit-related costs:
Long-lived assets	119	—	448	—
Accelerated depreciation	—	150	630	3,836
Other assets	—	—	1,102	—
	119	150	2,180	3,836
Reported within discontinued operations:
Long-lived assets	—	—	673	2,666
Accelerated depreciation	—	—	274	—
	—	—	947	2,666
Total	$119	$1,431	$21,585	$51,621
_____________________________

(1)
Other asset impairment charges were incurred in the AMR reportable segment, except for $79 thousand and $745 thousand of impairment charges on Other Assets related to Corporate recorded in the second quarter of fiscal 2016 and 2015, respectively.

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
In the fourth quarter of fiscal 2015, the Company changed its internal organizational and reporting structure to combine the auto and metals recycling businesses, which resulted in the formation of a new operating and reportable segment, AMR, replacing the former MRB and APB operating segments. This change led to the identification of components within AMR based on the disaggregation of financial information regularly reviewed by segment management by geographic area. Components with similar economic characteristics were aggregated into reporting units and goodwill was reassigned to the affected reporting units using the relative fair value approach as of the date of the reassessment, July 1, 2015. Beginning on that date, the Company's goodwill was carried by two regionally-defined reporting units, one consisting of a single component with $168 million of allocated goodwill, and the other consisting of two components with similar economic characteristics aggregated into a reporting unit with $9 million of allocated goodwill.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, notes and other contractual receivables and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2016. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $30 million and $33 million of open letters of credit relating to accounts receivable as of May 31, 2016 and August 31, 2015, respectively. The counterparties to the Company's derivative financial instruments are major financial institutions.
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

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue from contracts with customers. The update will supersede the existing standard for recognizing revenue. Additional updates have been issued since May 2014 amending aspects of the initial update and providing implementation guidance. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2019, including interim periods within that fiscal year. Upon becoming effective, the Company will apply the amendments in the standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In April 2015, an accounting standard update was issued that amends the requirements for presenting debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This is not applicable to debt issuance costs related to line-of-credit arrangements, as specified in a related accounting standard update issued in August 2015. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year, and is to be applied retrospectively to each prior reporting period presented. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position.
In July 2015, an accounting standard update was issued that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out (FIFO) or average cost method, at the lower of cost and net realizable value. The current accounting standard requires an entity to measure inventory at the lower of cost or market, whereby market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using the last-in, first-out (LIFO) or retail inventory method. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In September 2015, an accounting standard update was issued that eliminates the requirement to retrospectively adjust provisional amounts recognized in a business acquisition recorded in previous reporting periods. The amendments, instead, require that the

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acquirer recognize adjustments to provisional amounts that are identified during the one-year measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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

In March 2016, an accounting standard update was issued that amends several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The standard is effective for the Company beginning in the first quarter of fiscal 2018, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2016	August 31, 2015
Processed and unprocessed scrap metal	$69,914	$56,860
Semi-finished goods (billets)	12,927	10,648
Finished goods	35,910	50,440
Supplies	38,195	38,584
Inventories	$156,946	$156,532

Note 4 - Goodwill

The Company tests the goodwill in each of its reporting units annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the third quarter of fiscal 2016 requiring an interim goodwill impairment test.
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
For the reporting unit with $166 million of goodwill as of February 1, 2016, the estimated fair value of the reporting unit exceeded its carrying value by approximately 27%. The projections used in the income approach for the reporting unit took into consideration the impact of current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends of self-serve parts sales. The projections assumed a limited recovery of operating margins from current depressed levels over a multi-year period, including the benefits of recently initiated cost-saving and productivity improvement measures. The market-based WACC used in the income approach for the reporting unit was 11.2%.

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
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, additional declines in or a lack of sustainable recovery of market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin recovery for the reporting unit with allocated goodwill, a deterioration in the Company’s share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.
The gross changes in the carrying amount of goodwill by reportable segment for the nine months ended May 31, 2016 were as follows (in thousands):

Auto and Metals Recycling
August 31, 2015	$175,676
Foreign currency translation adjustment	64
Goodwill impairment charge	(8,845)
May 31, 2016	$166,895

In the second quarter of fiscal 2015, the Company identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash goodwill impairment charge of $141 million at the former MRB reporting unit. The impairment charge is reported within the results of AMR.

Accumulated goodwill impairment charges were $471 million and $462 million as of May 31, 2016 and August 31, 2015 respectively.

Note 5 - Debt

On April 6, 2016, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Bank of America, N.A. as administrative agent, and the other lenders party thereto, which amends and restates the Company’s existing unsecured credit agreement. The Amended Credit Agreement provides for $335 million and C$15 million in senior secured revolving credit facilities maturing in April 2021. Subject to the terms and conditions of the Amended Credit Agreement, the Company may request that the commitments under the U.S. credit facility be increased by an aggregate amount not exceeding $100 million. Prior to its amendment and renewal, the credit agreement provided for revolving loans of $670 million and C$30 million maturing in April 2017. The Company had $198 million in borrowings outstanding under the credit agreement as of April 5, 2016 prior to its amendment and renewal. As of May 31, 2016 and August 31, 2015, borrowings outstanding under the credit facility were $190 million and $215 million, respectively.
Interest rates on outstanding indebtedness under the Amended Credit Agreement are based, at the Company’s option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to the Company’s leverage ratio.
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
The Company also had an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expired on April 1, 2016. Interest rates were set by the bank at the time of borrowing. The Company had no borrowings outstanding under this credit line as of August 31, 2015.

Note 6 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2016 were as follows (in thousands):

Reportable Segment	Balance as of August 31, 2015	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2016	Short-Term	Long-Term
Auto and Metals Recycling	$46,494	$253	$(732)	$46,015	$1,584	$44,431
Corporate	299	—	(42)	257	137	120
Total	$46,793	$253	$(774)	$46,272	$1,721	$44,551

Auto and Metals Recycling (“AMR”)
As of May 31, 2016, AMR had environmental liabilities of $46 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation-related. The draft FS submitted by the LWG identified ten possible remedial alternatives which ranged in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly alternative and estimated a range of two to 28 years to implement the remedial work, depending on the selected alternative. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS to the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identified five possible remedial alternatives which ranged in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly alternative and estimated a range of four to 18 years to implement the remedial work, depending on the selected alternative.
In November 2015, EPA Region 10 presented its preferred alternative remedy to the National Remedy Review Board ("NRRB"), a peer review group that has been established to review proposed Superfund cleanup decisions for consistency with the Superfund statute, regulations, and guidance. EPA Region 10’s preferred alternative presented to the NRRB was a modified version of one of the alternatives (Alternative E) in the revised draft FS, and EPA Region 10 estimated that its preferred alternative would take seven years to implement, with an estimated cost of $1.4 billion (net present value).
In June 2016, EPA issued its Proposed Plan for the cleanup of the in-river portion of the Site. In the Proposed Plan, EPA identified its preferred alternative, which includes a combination of dredging, capping, and enhanced natural recovery and which EPA estimates will take approximately seven years to construct with additional time for monitored natural recovery to occur and cost an estimated $746 million (net present value). This is approximately half of the estimated $1.4 billion (net present value) cost of the very similar preferred alternative that EPA Region 10 presented in November 2015. The Proposed Plan also describes other alternatives that were considered and the criteria EPA used to compare the alternatives, including estimated costs and construction timelines. In conjunction with the Proposed Plan, EPA issued its final FS in June 2016. The final FS identifies eight possible remedial alternatives (some of which contain two disposal alternatives, for a total of 13 possible alternative remedial scenarios) which ranged in estimated cost from approximately $316 million to $677 million (net present value) for the least costly alternative to approximately $1.21 billion to $2.67 billion (net present value) for the most costly alternative that the EPA did not screen out and estimates a range of four to 19 years to implement the remedial work, depending on the selected alternative. The final FS includes one alternative (Alternative H) which would involve capping/dredging the entire Site with an estimated cost range from approximately $6.61 billion to $14.29 billion and 62 years to implement. EPA screened out this Alternative H due to implementability and cost considerations. Each of the draft and final FS also contain a No Action alternative considered as a baseline for comparison with the other alternatives. The FS and the Proposed Plan do not determine or allocate the responsibility for remediation costs.
Issuance of the Proposed Plan is part of the continuing process for evaluation and remediation of the Site. There will be a 90-day public comment period on the Proposed Plan that ends on September 6, 2016, unless EPA chooses to extend it. Following the public comment period, EPA will prepare a summary responding to the comments and select a remedy for the Site in a Record of Decision (“ROD”). EPA has indicated that it plans to issue the ROD prior to the end of 2016. In the ROD, EPA may modify the preferred alternative or select a different alternative than that presented in the Proposed Plan based on new information or public comments. It is uncertain whether the preferred alternative identified by EPA in the Proposed Plan will be the selected remedy in the ROD or whether the EPA will be able to maintain its proposed schedule for issuing the ROD.
The Company and other stakeholders have identified a number of concerns regarding the EPA's cost estimates, scheduling assumptions and conclusions regarding the feasibility, effectiveness and assignment of remediation technologies. EPA’s FS and Proposed Plan are based on data that are more than a decade old and may not accurately represent site or background conditions. In its Proposed Plan, EPA acknowledged that the assumptions used to estimate costs for the remedial alternatives were developed based on the existing data and will be finalized during the remedial design, after design level data to refine the baseline conditions are obtained. In addition, the FS and Proposed Plan provide only site-wide cost estimates and do not provide sufficient detail regarding costs for specific sediment management areas. Accordingly, it is anticipated that additional pre-remedial design investigative work will need to occur after the ROD is issued in order to provide a re-baseline for costs and determine particular remedial actions for specific areas within the Site.
The next phase in the process following the ROD is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA will be seeking a new coalition of PRPs to perform the remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's FS and its approach to the proposed alternative remedies have raised questions and uncertainty as to how that allocation process will proceed.

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

Other AMR Sites
As of May 31, 2016, the Company had environmental liabilities related to various AMR sites other than Portland Harbor of $45 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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
SMB had no environmental liabilities as of May 31, 2016.
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
At the end of the second quarter of fiscal 2015, the Company commenced additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling underutilized assets at AMR and initiating the closure of seven auto parts stores to align the Company's business to the prevalent market conditions. The Company expanded these initiatives in April 2015, and also announced the integration of the MRB and APB Businesses into the combined AMR platform, in order to achieve operational synergies and reduce the Company's annual operating expenses, primarily selling, general and administrative expenses, through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Additional cost savings and productivity improvement initiatives, including additional reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to our operating capacity through facility closures, were identified and initiated in fiscal 2016. Collectively, these initiatives are referred to as the Q2'15 Plan.
The Company incurred restructuring charges of less than $1 million and $6 million during the three and nine months ended May 31, 2016, respectively, and $7 million and $10 million during the three and nine months ended May 31, 2015, respectively. The remaining charges relating to these initiatives are expected to be substantially incurred by the end of fiscal 2017. The significant majority of the restructuring charges require the Company to make cash payments.
In addition to the restructuring charges recorded related to these initiatives, during the three and nine months ended May 31, 2016 and May 31, 2015, the Company incurred other exit-related costs consisting of long-lived asset impairments and accelerated depreciation due to shortened useful lives of long-lived assets, including from abandonment, in connection with site closures and idled equipment.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related costs were comprised of the following (in thousands):

	Three Months Ended May 31, 2016			Three Months Ended May 31, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$340	$340	$(5)	$4,040	$4,035
Contract termination costs	76	26	102	26	1,610	1,636
Other restructuring costs	—	—	—	—	1,609	1,609
Total restructuring charges	76	366	442	21	7,259	7,280
Other exit-related costs:
Asset impairments and accelerated depreciation	—	119	119	—	150	150
Total other exit-related costs	—	119	119	—	150	150
Total restructuring charges and other exit-related costs	$76	$485	$561	$21	$7,409	$7,430

Restructuring charges and other exit-related costs included in continuing operations			$542			$5,978
Restructuring charges and other exit-related costs included in discontinued operations			$19			$1,452

	Nine Months Ended May 31, 2016			Nine Months Ended May 31, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$4,686	$4,686	$393	$4,580	$4,973
Contract termination costs	201	683	884	335	1,689	2,024
Other restructuring costs	—	—	—	1,223	1,702	2,925
Total restructuring charges	201	5,369	5,570	1,951	7,971	9,922
Other exit-related costs:
Asset impairments and accelerated depreciation	—	3,127	3,127	—	6,502	6,502
Total other exit-related costs	—	3,127	3,127	—	6,502	6,502
Total restructuring charges and other exit-related costs	$201	$8,496	$8,697	$1,951	$14,473	$16,424

Restructuring charges and other exit-related costs included in continuing operations			$7,758			$11,964
Restructuring charges and other exit-related costs included in discontinued operations			$939			$4,460

	All Other Plans	Q2'15 Plan	Total
Total restructuring charges to date	$7,962	$13,992	$21,954
Total expected restructuring charges	$7,991	$14,408	$22,399

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following illustrates the reconciliation of the restructuring liability by major type of costs for the nine months ended May 31, 2016 (in thousands):

	All Other Plans				Q2’15 Plan				All Plans
	Balance 8/31/2015	Charges	Payments and Other	Balance 5/31/2016	Balance 8/31/2015	Charges	Payments and Other	Balance 5/31/2016	Total Charges to Date	Total Expected Charges
Severance costs	$—	$—	$—	$—	$1,226	$4,686	$(4,819)	$1,093	$14,922	$14,977
Contract termination costs	362	201	(515)	48	1,320	683	(786)	1,217	3,350	3,668
Other restructuring costs	—	—	—	—	—	—	—	—	3,682	3,754
Total	$362	$201	$(515)	$48	$2,546	$5,369	$(5,605)	$2,310	$21,954	$22,399

Due to the individual immateriality of the activity and liability balances for each of the Q1'14 Plan and Q1'15 Plan, the disclosure of restructuring activity and the reconciliation of the restructuring liability for these two plans is provided in the aggregate ("All Other Plans").

Restructuring charges and other exit-related costs by reportable segment and discontinued operations were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,		Total Charges to Date	Total Expected Charges
	2016	2015	2016	2015
Restructuring charges:
Auto and Metals Recycling	$423	$4,017	$4,766	$6,260	$15,564	$15,937
Unallocated (Corporate)	—	1,811	812	1,868	4,819	4,819
Discontinued operations	19	1,452	(8)	1,794	1,571	1,643
Total restructuring charges	442	7,280	5,570	9,922	21,954	22,399
Other exit-related costs:
Auto and Metals Recycling	119	150	2,180	3,836	6,582
Discontinued operations	—	—	947	2,666	3,613
Total other exit-related costs	119	150	3,127	6,502	10,195
Total restructuring charges and other exit-related costs	$561	$7,430	$8,697	$16,424	$32,149
The Company does not allocate restructuring charges and other exit-related costs to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity

Changes in equity were comprised of the following (in thousands):

	Nine Months Ended May 31, 2016			Nine Months Ended May 31, 2015
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$534,535	$4,016	$538,551	$770,784	$5,193	$775,977
Net income (loss)	(35,543)	1,294	(34,249)	(207,740)	1,318	(206,422)
Other comprehensive loss, net of tax	(6)	—	(6)	(21,096)	—	(21,096)
Distributions to noncontrolling interests	—	(1,179)	(1,179)	—	(2,263)	(2,263)
Share repurchases	(3,479)	—	(3,479)	—	—	—
Restricted stock withheld for taxes	(1,938)	—	(1,938)	(1,360)	—	(1,360)
Share-based compensation	6,636	—	6,636	7,596	—	7,596
Excess tax deficiency from stock options exercised and restricted stock units vested	—	—	—	(703)	—	(703)
Dividends	(15,406)	—	(15,406)	(15,415)	—	(15,415)
Balance - May 31 (End of period)	$484,799	$4,131	$488,930	$532,066	$4,248	$536,314

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended May 31, 2016				Three Months Ended May 31, 2015
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - March 1 (Beginning of period)	$(35,910)	$(4,168)	$—	$(40,078)	$(30,536)	$(1,977)	$(3,635)	$(36,148)
Other comprehensive income before reclassifications	1,485		—	1,485	250	—	215	465
Income tax benefit	—		—	—	—	—	—	—
Other comprehensive income before reclassifications, net of tax	1,485	—	—	1,485	250	—	215	465
Amounts reclassified from accumulated other comprehensive loss	—	102	—	102	—	473	1,645	2,118
Income tax benefit	—	(37)	—	(37)	—	(172)	—	(172)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	65	—	65	—	301	1,645	1,946
Net periodic other comprehensive income	1,485	65	—	1,550	250	301	1,860	2,411
Balances - May 31 (End of period)	$(34,425)	$(4,103)	$—	$(38,528)	$(30,286)	$(1,676)	$(1,775)	$(33,737)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended May 31, 2016				Nine Months Ended May 31, 2015
	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(34,009)	$(4,273)	$(240)	$(38,522)	$(10,663)	$(2,036)	$58	$(12,641)
Other comprehensive loss before reclassifications	(416)	—	—	(416)	(19,623)	—	(4,921)	(24,544)
Income tax benefit	—	—	—	—	—	—	428	428
Other comprehensive loss before reclassifications, net of tax	(416)	—	—	(416)	(19,623)	—	(4,493)	(24,116)
Amounts reclassified from accumulated other comprehensive loss	—	268	312	580	—	560	2,999	3,559
Income tax benefit	—	(98)	(72)	(170)	—	(200)	(339)	(539)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	170	240	410	—	360	2,660	3,020
Net periodic other comprehensive income (loss)	(416)	170	240	(6)	(19,623)	360	(1,833)	(21,096)
Balances - May 31 (End of period)	$(34,425)	$(4,103)	$—	$(38,528)	$(30,286)	$(1,676)	$(1,775)	$(33,737)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations.

Note 10 - Discontinued Operations

In the third quarter of fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting in accordance with the accounting standards in effect at the time prior to adopting the accounting standard update on discontinued operations reporting in the first quarter of fiscal 2016. The operations of the six qualifying stores had previously been reported within the APB reportable segment, which was subsequently replaced by the AMR reportable segment in the fourth quarter of fiscal 2015. In the second quarter of fiscal 2016 and 2015, the Company recorded impairment charges of $1 million and $3 million, respectively, on the long-lived assets of discontinued auto parts stores. Impaired assets in the second quarter of fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.
Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenues	$—	$1,440	$—	$8,210

Loss from discontinued operations before income taxes	$(130)	$(1,812)	$(1,225)	$(7,070)
Income tax benefit	14	578	19	756
Loss from discontinued operations, net of tax	$(116)	$(1,234)	$(1,206)	$(6,314)

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any foreign currency exchange forward contracts as of May 31, 2016, and the results of contracts that expired during fiscal 2016 were immaterial. Accordingly, the results of foreign currency exchange forward contracts for fiscal 2016 are excluded from the tabular disclosures below.
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
	Three Months Ended May 31, 2015
	Other Comprehensive Income	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$215	$(1,645)	$27
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(143)

	Derivative Gain (Loss) Recognized
	Nine Months Ended May 31, 2015
	Other Comprehensive Loss	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(4,921)	$(2,999)	$202
Foreign currency exchange forward contracts - not designated as cash flow hedges	$—	$—	$(265)

There was no hedge ineffectiveness with respect to the forward currency exchange cash flow hedges for the three and nine months ended May 31, 2015.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Share-Based Compensation

In the first quarter of fiscal 2016, as part of the annual awards under the Company's Long-Term Incentive Plan, the Compensation Committee of the Company's Board of Directors ("Compensation Committee") granted the first half of the fiscal 2016 annual award consisting of 203,728 restricted stock units ("RSUs") and 201,702 performance share awards to the Company's key employees and officers under the Company's 1993 Amended and Restated Stock Incentive Plan ("SIP"). The RSUs have a five-year term and vest 20% per year commencing October 31, 2016. In addition, in the first quarter of fiscal 2016 the Compensation Committee granted 48,163 RSUs with a two-year vesting term and no retirement-eligibility provisions under the SIP. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $4 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.
The performance share awards are comprised of two separate and distinct awards with different vesting conditions.
The Compensation Committee granted 99,860 of the performance share awards based on a relative Total Shareholder Return ("TSR") metric over a performance period spanning November 9, 2015 to August 31, 2018. Award share payouts range from 0% to a maximum of 200% based on the relative ranking of the Company's TSR among a designated peer group of 16 companies. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company's TSR is negative. The TSR awards contain a market condition and, therefore, once the award recipients complete the requisite service period, the related compensation expense based on the grant-date fair value is not changed, regardless of whether the market condition has been satisfied. The estimated fair value of the TSR awards at the date of grant was $2 million. The Company estimated the fair value of the TSR awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
The remaining 101,842 performance share awards have a three-year performance period consisting of the Company’s fiscal 2016, 2017 and 2018. The performance targets are based on the Company's cash flow return on investment ("CFROI") over the three-year performance period, with award payouts ranging from 0% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $2 million.
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
In the third quarter of fiscal 2016, the Compensation Committee granted the second half of the fiscal 2016 annual award consisting of 157,403 RSUs and 152,221 performance share awards consisting of 73,546 TSR awards and 78,675 CFROI awards to the Company's key employees and officers under its SIP with terms substantially similar to the awards granted in the first quarter of fiscal 2016, as described above in this Note, except that the performance period for the TSR awards started on April 27, 2016 and for the CFROI awards on March 1, 2016. The fair values of RSUs, TSR awards and CFROI awards granted in the third quarter of fiscal 2016 were $3 million, $2 million and $2 million, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three and nine months ended May 31, 2016 was an expense of 0.8% and 2.5%, respectively, compared to an expense of 22.1% and a benefit of 3.9% for the three and nine months ended May 31, 2015, respectively.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	1.7	4.7	1.4	1.2
Foreign income taxed at different rates	(2.4)	(0.5)	(6.1)	(7.4)
Non-deductible officers’ compensation	0.7	(0.6)	(1.3)	(0.2)
Noncontrolling interests	(1.6)	(0.8)	3.0	0.4
Research and development credits	(2.1)	7.4	1.6	0.3
Tax return to provision adjustment	(1.1)	(6.5)	0.4	(0.2)
Valuation allowance on deferred tax assets	(31.2)	(54.3)	(33.5)	(21.5)
Non-deductible goodwill	0.3	(5.0)	(0.6)	(2.8)
Unrecognized tax benefits	1.4	(4.0)	(1.4)	(0.6)
Other non-deductible expenses	0.7	2.7	(1.8)	(0.4)
Other	(0.6)	(0.2)	0.8	0.1
Effective tax rate	0.8%	(22.1)%	(2.5)%	3.9%
_____________________________

(1)	For periods with reported pre-tax losses, the effect of reconciling items with positive signs is a tax benefit in excess of applying the federal statutory rate to the pre-tax loss.

The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the pre-tax results for the periods. The low projected annual effective tax rate is the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net loss per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Income (loss) from continuing operations	$11,805	$(7,707)	$(33,043)	$(200,108)
Net income attributable to noncontrolling interests	(689)	(687)	(1,294)	(1,318)
Income (loss) from continuing operations attributable to SSI	11,116	(8,394)	(34,337)	(201,426)
Loss from discontinued operations, net of tax	(116)	(1,234)	(1,206)	(6,314)
Net income (loss) attributable to SSI	$11,000	$(9,628)	$(35,543)	$(207,740)
Computation of shares:
Weighted average common shares outstanding, basic	27,261	27,043	27,195	27,003
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs, and RSUs	66	—	—	—
Weighted average common shares outstanding, diluted	27,327	27,043	27,195	27,003

Common stock equivalent shares of 490,984 and 725,548, respectively, were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for each of the three and nine months ended May 31, 2016, compared to 1,359,372 and 1,290,829 common stock equivalent shares for each of the three and nine months ended May 31, 2015.

Note 15 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $4 million for the three months ended May 31, 2016 and 2015, respectively, and $9 million and $17 million for the nine months ended May 31, 2016 and 2015, respectively.
Thomas D. Klauer, Jr., who had been President of the Company’s former Auto Parts Business prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operated five self-service stores in Northern California as of the date of his retirement. Mr. Klauer’s 25% share of the profits of this partnership totaled $1 million in fiscal 2015 through the date of his retirement in January 2015. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2020 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests was less than $1 million in fiscal 2015 through the date of his retirement in January 2015.
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

AMR buys and processes ferrous and nonferrous metal for sale to foreign and other domestic steel producers, including their representatives, and to SMB. In addition, AMR purchases ferrous metal from other processors for shipment directly to SMB. AMR

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
SMB operates a steel mini-mill that produces finished steel long products using recycled metal and other raw materials.
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
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenues:
Auto and Metals Recycling:
Revenues	$306,851	$410,269	$829,628	$1,313,014
Less: Intersegment revenues	(26,171)	(37,899)	(68,965)	(137,916)
AMR external customer revenues	280,680	372,370	760,663	1,175,098
Steel Manufacturing Business:
Revenues	70,924	94,939	201,217	283,284
Total revenues	$351,604	$467,309	$961,880	$1,458,382

The table below illustrates the reconciliation of the Company’s segment operating income (loss) to the income (loss ) from continuing operations before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Auto and Metals Recycling	$26,870	$4,261	$2,555	$(179,650)
Steel Manufacturing Business	1,246	4,343	2,799	14,350
Segment operating income (loss)	28,116	8,604	5,354	(165,300)
Restructuring charges and other exit-related costs	(542)	(5,978)	(7,758)	(11,964)
Corporate and eliminations	(12,688)	(6,646)	(23,813)	(26,982)
Operating income (loss)	14,886	(4,020)	(26,217)	(204,246)
Interest expense	(2,905)	(2,375)	(6,779)	(7,044)
Other income (expense), net	(81)	84	763	3,011
Income (loss) from continuing operations before income taxes	$11,900	$(6,311)	$(32,233)	$(208,279)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	May 31, 2016	August 31, 2015
Auto and Metals Recycling(1)	$1,482,857	$1,492,906
Steel Manufacturing Business	368,431	370,955
Total segment assets	1,851,288	1,863,861
Corporate and eliminations	(974,845)	(901,562)
Total assets	$876,443	$962,299
_____________________________

(1)	AMR total assets include $13 million and $15 million as of May 31, 2016 and August 31, 2015, respectively, for investments in joint ventures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2016 and May 31, 2015. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2015 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General
Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America's largest recyclers of ferrous and nonferrous scrap metal, including end-of-life vehicles, and a manufacturer of finished steel products.
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

Executive Overview of Financial Results for the Third Quarter of Fiscal 2016

We generated consolidated revenues of $352 million in the third quarter of fiscal 2016, a decrease of 25% from the $467 million of consolidated revenues in the third quarter of fiscal 2015 primarily as a result of lower average net selling prices for ferrous and nonferrous scrap metal and finished steel products, and reduced sales volumes compared to the prior year period.
After experiencing sharp declines in the first half of fiscal 2016, net selling prices for ferrous scrap metal increased significantly during most of the third quarter of fiscal 2016, compared to the levels reached at the end of the second quarter of fiscal 2016, primarily due to improved demand. Average net selling prices for shipments of ferrous scrap metal in the third quarter of fiscal 2016 were $46 per ton, or 27%, higher than in the second quarter of fiscal 2016, but were 9% lower than in the third quarter of fiscal 2015. Due to the higher demand, ferrous sales volumes increased 13% in the third quarter compared to the second quarter of fiscal 2016, but were 17% lower than in the third quarter of fiscal 2015. Although market conditions strengthened for most of the third quarter, export demand for the sale of ferrous scrap metal decreased near the end of the quarter and into the first month of the fourth quarter. Overall global demand for recycled metals in our end-markets was weaker than in the prior year quarter primarily due to excess steel capacity and overproduction, the relative strength of the U.S. dollar, and the impact of lower iron ore prices on demand for recycled ferrous metals.
Consolidated operating income was $15 million in the third quarter of fiscal 2016, compared to consolidated operating loss of $4 million in the third quarter of fiscal 2015. Adjusted consolidated operating income in the third quarter of fiscal 2016 was $15 million, compared to $3 million in the third quarter of fiscal 2015 (adjusted results exclude the impact of other asset impairment charges, restructuring charges and other exit-related costs, and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, net of recoveries; see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2).
Operating results in the third quarter of fiscal 2016 were positively impacted by the combination of ferrous net selling prices increasing by more than purchase prices for ferrous scrap metal, benefits from production cost efficiencies and a favorable impact from average inventory accounting, all of which contributed to significantly higher operating margins during the quarter compared to the second quarter of fiscal 2016. The rising price environment for ferrous scrap metal during most of the third quarter of fiscal 2016 also improved the supply of scrap, including end-of-life vehicles, resulting in higher processed volumes and improved operating margins at AMR compared to the immediately preceding quarter. Operating results in the third quarter of fiscal 2016 improved significantly compared to the third quarter of fiscal 2015 which included a significant adverse impact from average inventory accounting driven by a sharp decline in commodity selling prices in the preceding quarter. In addition, operating results in the third quarter of fiscal 2016 were positively impacted by the benefits from cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in fiscal 2016 to reduce direct costs of production and decrease consolidated selling, general and administrative ("SG&A") expense, which contributed to higher operating margins per ferrous ton sold at AMR than in the third quarter of fiscal 2015 despite lower average net selling prices and sales volumes. SMB returned to positive operating income in the third quarter of fiscal 2016 compared to the immediately preceding quarter primarily due to seasonally stronger finished steel sales volumes and increased operating margin per finished ton sold. However, SMB's profitability remained lower than in the prior year quarter primarily due to decreased selling prices for finished steel products and lower rolling mill utilization. Consolidated SG&A expense in the third quarter of fiscal 2016 increased by $2 million, or 5%, compared to the prior year quarter, as the benefits from cost saving initiatives were more than offset by an increase in incentive compensation accruals as a result of improved performance during the current quarter.
In recent periods, we initiated and implemented a number of cost reduction and productivity improvement measures to more closely align our business to the prevalent market conditions. The combined benefit of the measures initiated since the beginning of fiscal 2015 represents a targeted annual improvement to operating performance of $95 million. These initiatives include those announced in the first quarter of fiscal 2015 (the "Q1'15 Plan") followed by further cost saving and exit-related measures in the second quarter of fiscal 2015 (the "Q2'15 Plan") targeting a combined benefit to annual operating performance of approximately $60 million, which was increased by $5 million in the first quarter of fiscal 2016. In the second quarter of fiscal 2016, we expanded the Q2'15 Plan initiatives by an additional $30 million, of which approximately $13 million is expected to be achieved in fiscal 2016 and the full benefit in fiscal 2017. In the third quarter of fiscal 2016, we achieved approximately $22 million in combined benefits related to these Plans compared to $10 million in the prior year quarter. We expect to achieve substantially all of the combined annual improvement target of $95 million associated with these Plans in fiscal 2017. Charges incurred in connection with the foregoing initiatives are discussed in Results of Operations, Operating Income (Loss) in this Item 2.
Net income from continuing operations attributable to SSI in the third quarter of fiscal 2016 was $11 million, or $0.41 per diluted share, compared to net loss from continuing operations attributable to SSI of $8 million, or $(0.31) per diluted share, in the third quarter of fiscal 2015. Adjusted net income from continuing operations attributable to SSI in the third quarter of fiscal 2016 was $13 million, or $0.46 per diluted share, compared to break-even adjusted results in the prior year period (adjusted results exclude other asset impairment charges, restructuring charges and other exit-related costs, the impact of reselling or modifying the terms

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

of certain previously contracted bulk ferrous shipments, net of recoveries, and the non-cash write-off of debt issuance costs; see the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of Item 2).
The following items further highlight our consolidated financial results for the third quarter of fiscal 2016:

•	For the first nine months of fiscal 2016, net cash provided by operating activities of $51 million, compared to $79 million in the prior year period; and

•
Debt of $203 million as of May 31, 2016, compared to $228 million as of August 31, 2015. Debt, net of cash, of $196 million as of May 31, 2016, compared to $205 million as of August 31, 2015 (see the reconciliation of debt, net of cash in Non-GAAP Financial Measures at the end of Item 2).

The following items highlight our reportable segment financial results for the third quarter of fiscal 2016:

•	AMR revenues and operating income of $307 million and $27 million, respectively, compared to $410 million and $4 million, respectively, in the third quarter of fiscal 2015.

•
AMR adjusted operating income of $27 million, compared to $6 million in the third quarter of fiscal 2015 (see reconciliation of adjusted AMR operating income (loss) in Non-GAAP Financial Measures at the end of Item 2);

•	SMB revenues and operating income of $71 million and $1 million, respectively, compared to $95 million and $4 million, respectively, in the third quarter of fiscal 2015.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues:
Auto and Metals Recycling	$306,851	$410,269	(25)%	$829,628	$1,313,014	(37)%
Steel Manufacturing Business	70,924	94,939	(25)%	201,217	283,284	(29)%
Intercompany revenue eliminations(1)	(26,171)	(37,899)	(31)%	(68,965)	(137,916)	(50)%
Total revenues	351,604	467,309	(25)%	961,880	1,458,382	(34)%
Cost of goods sold:
Auto and Metals Recycling	251,008	373,991	(33)%	716,128	1,211,245	(41)%
Steel Manufacturing Business	67,892	89,111	(24)%	193,565	264,413	(27)%
Intercompany cost of goods sold eliminations(1)	(24,162)	(38,790)	(38)%	(70,431)	(136,682)	(48)%
Total cost of goods sold	294,738	424,312	(31)%	839,262	1,338,976	(37)%
Selling, general and administrative expense:
Auto and Metals Recycling	29,241	30,759	(5)%	83,577	97,140	(14)%
Steel Manufacturing Business	1,786	1,485	20%	4,853	4,521	7%
Corporate(2)	10,669	7,554	41%	25,283	25,035	1%
Total selling, general and administrative expense	41,696	39,798	5%	113,713	126,696	(10)%
(Income) loss from joint ventures:
Auto and Metals Recycling	(268)	(23)	1,065%	144	(1,116)	NM
Change in intercompany profit elimination(3)	10	(17)	NM	(83)	(32)	159%
Total (income) loss from joint ventures	(258)	(40)	545%	61	(1,148)	NM
Goodwill impairment charge:
Auto and Metals Recycling	—	—	NM	8,845	141,021	(94)%
Other asset impairment charges:
Auto and Metals Recycling	—	1,281	NM	18,379	44,374	(59)%
Corporate	—	—	NM	79	745	(89)%
Total other asset impairment charges	—	1,281	NM	18,458	45,119	(59)%
Operating income (loss):
Auto and Metals Recycling	26,870	4,261	531%	2,555	(179,650)	NM
Steel Manufacturing Business	1,246	4,343	(71)%	2,799	14,350	(80)%
Segment operating income (loss)	28,116	8,604	227%	5,354	(165,300)	NM
Restructuring charges and other exit-related costs(4)	(542)	(5,978)	(91)%	(7,758)	(11,964)	(35)%
Corporate expense(2)	(10,669)	(7,554)	41%	(25,362)	(25,780)	(2)%
Change in intercompany profit elimination(5)	(2,019)	908	NM	1,549	(1,202)	NM
Total operating income (loss)	$14,886	$(4,020)	NM	$(26,217)	$(204,246)	(87)%
_____________________________
NM = Not Meaningful

(1)	AMR sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. market prices. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for certain shared services management and administrative services that benefit both reportable segments.

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

Revenues
Consolidated revenues in the third quarter and first nine months of fiscal 2016 were $352 million and $962 million, respectively, decreases of 25% and 34%, respectively, compared to the same periods in the prior year.
After experiencing sharp declines in the first half of fiscal 2016, net selling prices for ferrous scrap metal increased significantly during most of the third quarter of fiscal 2016, compared to the levels reached at the end of the second quarter of fiscal 2016, primarily due to improved demand. Average net selling prices for shipments of ferrous scrap metal in the third quarter of fiscal 2016 were $46 per ton, or 27%, higher than in the second quarter of fiscal 2016, but were 9% lower than in the third quarter of fiscal 2015. Due to the higher demand, ferrous sales volumes increased 13% in the third quarter compared to the second quarter of fiscal 2016, but were 17% lower than in the third quarter of fiscal 2015. Although market conditions strengthened for most of the third quarter, export demand for the sale of ferrous scrap metal decreased near the end of the quarter and into the first month of the fourth quarter. Overall global demand for recycled metals in our end-markets was weaker than in the prior year periods primarily due to excess steel capacity and overproduction, the relative strength of the U.S. dollar, and the impact of lower iron ore prices on demand for recycled ferrous metals. This resulted in significantly lower average net selling prices for ferrous and nonferrous scrap metal and finished steel products, and reduced sales volumes in the third quarter and first nine months of fiscal 2016 compared to the prior year periods.
Operating Income (Loss)
Third quarter of fiscal 2016 compared with the third quarter of fiscal 2015
Consolidated operating income in the third quarter of fiscal 2016 was $15 million, compared to consolidated operating loss of $4 million in the third quarter of fiscal 2015. Adjusted consolidated operating income in the third quarter of fiscal 2016 was $15 million, compared to adjusted consolidated operating income of $3 million in the third quarter of fiscal 2015 (adjusted results exclude other asset impairment charges, restructuring charges and other exit-related costs, and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, net of recoveries; see the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2).
Operating results in the third quarter of fiscal 2016 were positively impacted by the combination of ferrous net selling prices increasing by more than purchase prices for ferrous scrap metal, benefits from production cost efficiencies and a favorable impact from average inventory accounting, all of which contributed to significantly higher operating margins during the quarter compared to the second quarter of fiscal 2016. The rising price environment for ferrous scrap metal during most of the third quarter of fiscal 2016 also improved the supply of scrap, including end-of-life vehicles, resulting in higher processed volumes and improved operating margins at AMR compared to the immediately preceding quarter. Operating results in the third quarter of fiscal 2016 improved significantly compared to the third quarter of fiscal 2015 which included a significant adverse impact from average inventory accounting driven by a sharp decline in commodity selling prices in the preceding quarter. In addition, operating results in the third quarter of fiscal 2016 were positively impacted by the benefits from cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in fiscal 2016 to reduce direct costs of production and decrease consolidated SG&A expense, which contributed to higher operating margins per ferrous ton sold at AMR than in the third quarter of fiscal 2015 despite lower average net selling prices and sales volumes. SMB returned to positive operating income in the third quarter of fiscal 2016 compared to the immediately preceding quarter primarily due to seasonally stronger finished steel sales volumes. However, SMB's profitability remained lower than in the prior year quarter primarily due to decreased selling prices for finished steel products and lower rolling mill utilization. Consolidated SG&A expense in the third quarter of fiscal 2016 increased by $2 million, or 5%, compared to the prior year quarter, as the benefits from cost saving initiatives were more than offset by an increase in incentive compensation accruals as a result of improved performance during the current quarter.
First nine months of fiscal 2016 compared with the first nine months of fiscal 2015
Consolidated operating loss for the first nine months of fiscal 2016 was $26 million, compared to consolidated operating loss of $204 million in the same period in the prior year. Adjusted consolidated operating income for the first nine months of fiscal 2016 was $9 million, compared to $1 million for the first nine months of fiscal 2015 (adjusted results exclude the impact of goodwill impairment charges, other asset impairment charges, restructuring charges and other exit-related costs, and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, net of recoveries; see reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Operating results during both periods were adversely impacted by the lower price environment which included sharp declines in commodity selling prices during the first half of each year. Operating results in the first nine months of fiscal 2016 primarily benefited from the significant increase in ferrous net selling prices in the third quarter after experiencing sharp declines during the first half of the fiscal year making the adverse impact from average inventory accounting during the nine-month period significantly lower than the adverse impact during the first nine months of fiscal 2015. Operating results for the first nine months of fiscal 2016 were also positively impacted by the benefits from cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in the first half of fiscal 2016 to reduce direct costs of production and decrease consolidated SG&A expense, which led to higher operating margins per ferrous ton sold at AMR than in the first nine months of fiscal 2015 despite lower net selling prices and sales volumes. The benefits from cost saving initiatives included a decrease in consolidated SG&A expense by $13 million, or 10%, compared to the prior year period primarily as a result of reduced employee-related expenses.
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
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash goodwill impairment charge of $141 million at the former MRB reporting unit. The impairment charge is reported within the results of AMR.
During fiscal 2016 and 2015, we also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets. Impairment charges and accelerated depreciation, excluding goodwill impairment charges, were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Reported within other asset impairment charges(1):
Long-lived assets	$—	$132	$7,336	$41,676
Accelerated depreciation	—	—	6,208	—
Investment in joint venture	—	—	1,968	—
Assets held for sale	—	1,009	1,659	2,558
Other assets(1)	—	140	1,287	885
	—	1,281	18,458	45,119
Reported within restructuring charges and other exit-related costs:
Long-lived assets	119	—	448	—
Accelerated depreciation	—	150	630	3,836
Other assets	—	—	1,102	—
	119	150	2,180	3,836
Reported within discontinued operations:
Long-lived assets	—	—	673	2,666
Accelerated depreciation	—	—	274	—
	—	—	947	2,666
Total	$119	$1,431	$21,585	$51,621
_____________________________

(1)
Other asset impairment charges were incurred in the AMR operating segment, except for $79 thousand and $745 thousand of impairment charges on Other Assets related to Corporate recorded in the second quarter of fiscal 2016 and 2015, respectively.

Consolidated operating results from continuing operations in the third quarter and first nine months of fiscal 2016 included restructuring charges and other exit-related costs of $1 million and $8 million, respectively, compared to $6 million and $12 million in the same periods in the prior year. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related costs consisted of long-lived asset impairments and accelerated depreciation due to shortened useful lives of long-lived assets, including from abandonment, in connection with site closures and idled equipment. These charges relate to

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Since the beginning of fiscal 2015, we initiated and implemented a number of cost reduction and productivity improvement measures with a combined targeted annual improvement of $95 million. These initiatives included those announced as part of the Q1'15 Plan followed by further cost saving and exit-related measures as part of the Q2'15 Plan targeting a combined benefit to annual operating performance of approximately $60 million, subsequently increased by $5 million in the first quarter of fiscal 2016. In the second quarter of fiscal 2016, we expanded the Q2'15 Plan initiatives by an additional $30 million, of which approximately $13 million in benefits is expected to be achieved in fiscal 2016 and the full benefit in fiscal 2017. The cost reduction and productivity improvements associated with the Q1'15 Plan are driven by a combination of revenue drivers and production and SG&A cost reduction initiatives with a targeted aggregate annual improvement of $14 million, with the full annual rate expected to be achieved in fiscal 2016. The improvements to performance associated with the Q2'15 Plan include two components. The first component reflects strategic actions initiated in the second quarter of fiscal 2015 consisting of idling shredding equipment and closing seven auto parts stores at AMR to align our business to the prevalent market conditions, targeting an improvement in annual operating performance of approximately $18 million, of which approximately one-third is from reduced depreciation expense. As part of the second component of the Q2'15 Plan, in April 2015, we initiated measures, and also announced the integration of the MRB and APB businesses into the combined AMR platform, in order to achieve operational synergies and further reduce our annual operating expenses, primarily SG&A expense, by approximately $28 million through personnel reductions, reducing organizational layers, consolidating shared service functions and reducing other administrative costs. We expanded that target by initiating measures in the first and second quarters of fiscal 2016 with an additional $35 million in expected benefits primarily through additional reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to our operating capacity through additional facility closures, with approximately two-thirds of the target coming from a reduction in SG&A expense and the rest from a reduction in production costs, primarily at AMR. In the third quarter and first nine months of fiscal 2016, we achieved approximately $22 million and $54 million, respectively, in combined benefits related to the Q1'15 and Q2'15 Plans, compared to $10 million and $13 million, respectively, in the prior year periods. We expect to achieve substantially all of the combined annual improvement target of $95 million associated with these Plans in fiscal 2017.
Restructuring charges and other exit-related costs incurred in connection with these Plans were comprised of the following (in thousands):

	Three Months Ended May 31, 2016			Three Months Ended May 31, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$340	$340	$(5)	$4,040	$4,035
Contract termination costs	76	26	102	26	1,610	1,636
Other restructuring costs	—	—	—	—	1,609	1,609
Total restructuring charges	76	366	442	21	7,259	7,280
Other exit-related costs:
Asset impairments and accelerated depreciation	—	119	119	—	150	150
Total other exit-related costs	—	119	119	—	150	150
Total restructuring charges and other exit-related costs	$76	$485	$561	$21	$7,409	$7,430

Restructuring charges and other exit-related costs included in continuing operations			$542			$5,978
Restructuring charges and other exit-related costs included in discontinued operations			$19			$1,452

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

	Nine Months Ended May 31, 2016			Nine Months Ended May 31, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$4,686	$4,686	$393	$4,580	$4,973
Contract termination costs	201	683	884	335	1,689	2,024
Other restructuring costs	—	—	—	1,223	1,702	2,925
Total restructuring charges	201	5,369	5,570	1,951	7,971	9,922
Other exit-related costs:
Asset impairments and accelerated depreciation	—	3,127	3,127	—	6,502	6,502
Total other exit-related costs	—	3,127	3,127	—	6,502	6,502
Total restructuring charges and other exit-related costs	$201	$8,496	$8,697	$1,951	$14,473	$16,424

Restructuring charges and other exit-related costs included in continuing operations			$7,758			$11,964
Restructuring charges and other exit-related costs included in discontinued operations			$939			$4,460

See Note 7 - Restructuring Charges and Other Exit-Related Costs in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.

Income Tax Expense
Our effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2016 was an expense of 0.8% and 2.5%, respectively, compared to an expense of 22.1% and a benefit of 3.9% for the prior year periods.
The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the pre-tax results for the periods. The low projected annual effective tax rate is the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
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
The effective tax rate from continuing operations for fiscal 2016 is expected to be an expense of approximately 2%, subject to financial performance for the remainder of the year.

Discontinued Operations
In the third quarter of fiscal 2015, in connection with the Q2'15 Plan, we ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting in accordance with the accounting standards in effect at the time prior to adopting the accounting standard update on discontinued operations reporting in the first quarter of fiscal 2016. The operations of the six qualifying stores had previously been reported within the APB reportable segment, which was subsequently replaced by the AMR reportable segment in the fourth quarter of fiscal 2015. In the second quarter of fiscal 2016 and 2015, we recorded impairment charges of $1 million and $3 million, respectively, on the long-lived assets of discontinued auto parts stores. Impaired assets in the second quarter of fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenues	$—	$1,440	$—	$8,210

Loss from discontinued operations before income taxes	$(130)	$(1,812)	$(1,225)	$(7,070)
Income tax benefit	14	578	19	756
Loss from discontinued operations, net of tax	$(116)	$(1,234)	$(1,206)	$(6,314)

Financial Results by Segment
We currently operate our business across two reportable segments: AMR and SMB. Additional financial information relating to these reportable segments is contained in Note 16 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Auto and Metals Recycling

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2016	2015	% Change	2016	2015	% Change
Ferrous revenues	$194,961	$262,940	(26)%	$498,500	$862,811	(42)%
Nonferrous revenues	84,132	113,433	(26)%	249,157	348,043	(28)%
Retail and other revenues	27,758	33,896	(18)%	81,971	102,160	(20)%
Total segment revenues	306,851	410,269	(25)%	829,628	1,313,014	(37)%
Cost of goods sold	251,008	373,991	(33)%	716,128	1,211,245	(41)%
Selling, general and administrative expense	29,241	30,759	(5)%	83,577	97,140	(14)%
(Income) loss from joint ventures	(268)	(23)	1,065%	144	(1,116)	NM
Goodwill impairment charge	—	—	NM	8,845	141,021	(94)%
Other asset impairment charges	—	1,281	NM	18,379	44,374	(59)%
Segment operating income (loss)	$26,870	$4,261	531%	$2,555	$(179,650)	(101)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$210	$235	(11)%	$185	$288	(36)%
Foreign	$218	$236	(8)%	$191	$278	(31)%
Average	$215	$235	(9)%	$189	$282	(33)%
Ferrous sales volume (LT, in thousands):
Domestic	322	343	(6)%	895	1,095	(18)%
Foreign	510	663	(23)%	1,480	1,684	(12)%
Total ferrous sales volume (LT, in thousands)	832	1,006	(17)%	2,375	2,779	(15)%
Average nonferrous sales price ($/pound)(1)(3)	$0.59	$0.71	(17)%	$0.60	$0.76	(21)%
Nonferrous sales volumes (pounds, in thousands)(3)	122,244	143,073	(15)%	356,996	409,406	(13)%
Cars purchased (in thousands)(2)	79	79	—%	226	249	(9)%
Auto parts stores at period end(4)	53	55	(4)%	53	55	(4)%
Outbound freight in cost of goods sold	$19,523	$31,362	(38)%	$60,876	$93,279	(35)%
_____________________________
NM = Not Meaningful
LT = Long Ton equivalent to 2,240 pounds

(1)	Price information is shown net of freight cost incurred to deliver the product to the customer.

(2)	Cars purchased by auto parts stores only.

(3)	Average sales price and volume information excludes PGM metals in catalytic converters.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

(4)	In the third quarter of fiscal 2016, we consolidated the operations of two auto parts stores into the operations of two nearby stores.
AMR Segment Revenues
Revenues in the third quarter and first nine months of fiscal 2016 decreased by 25% and 37%, respectively, compared to the prior year periods.
After experiencing sharp declines in the first half of fiscal 2016, net selling prices for ferrous scrap metal increased significantly during most of the third quarter of fiscal 2016, compared to the levels reached at the end of the second quarter of fiscal 2016, primarily due to improved demand. Average net selling prices for shipments of ferrous scrap metal in the third quarter of fiscal 2016 were $46 per ton, or 27%, higher than in the second quarter of fiscal 2016, but were 9% lower than in the third quarter of fiscal 2015. Due to the higher demand, ferrous sales volumes increased 13% in the third quarter compared to the second quarter of fiscal 2016, but were 17% lower than the third quarter of fiscal 2015. After reaching a peak in early May, demand for the sale of ferrous scrap metal decreased near the end of the quarter and into the first month of the fourth quarter.
Overall global demand for recycled metals in our end-markets was weaker than in the prior year periods primarily due to excess steel capacity and overproduction, the relative strength of the U.S. dollar, and the impact of lower iron ore prices on demand for recycled ferrous metals. This resulted in significantly lower average net selling prices for ferrous and nonferrous scrap metal, and reduced sales volumes in the third quarter and first nine months of fiscal 2016 compared to the prior year periods. Average net selling prices for shipments of ferrous scrap metal in the third quarter and first nine months of fiscal 2016 were lower by 9% and 33%, respectively, than in the prior year periods. Sales volumes of ferrous scrap metal at AMR decreased by 17% and 15%, respectively, in the third quarter and first nine months of fiscal 2016 compared to the prior year periods. Average net selling prices for shipment of nonferrous scrap metal in the third quarter and first nine months of fiscal 2016 decreased by 17% and 21%, respectively, compared to the prior year periods. Sales volumes of nonferrous scrap metal at AMR decreased by 15% and 13%, respectively, in the third quarter and first nine months of fiscal 2016 compared to the prior year periods.
AMR Segment Operating Income (Loss)
Third quarter of fiscal 2016 compared with the third quarter of fiscal 2015
Operating income for the third quarter of fiscal 2016 was $27 million compared to $4 million in the third quarter of fiscal 2015. Adjusted operating income for the third quarter of fiscal 2016 was $27 million, compared to $6 million in the prior year period (adjusted results exclude the impact of other asset impairment charges and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, net of recoveries; see reconciliation of adjusted AMR operating income (loss) in Non-GAAP Financial Measures at the end of Item 2).
Operating results in the third quarter of fiscal 2016 were positively impacted by the combination of ferrous net selling prices increasing by more than purchase prices for ferrous scrap metal, benefits from production cost efficiencies and a favorable impact from average inventory accounting, all of which contributed to significantly higher operating margins during the quarter compared to the second quarter of fiscal 2016. The rising price environment for ferrous scrap metal during most of the third quarter of fiscal 2016 also improved the supply of scrap, including end-of-life vehicles, resulting in higher processed volumes and improved operating margins at AMR compared to the preceding quarter. Operating results in the third quarter of fiscal 2016 improved significantly compared to the third quarter of fiscal 2015 which included a significant adverse impact from average inventory accounting driven by a sharp decline in commodity selling prices in the preceding quarter. In addition, operating results in the third quarter of fiscal 2016 were positively impacted by the benefits from cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in fiscal 2016 to reduce direct costs of production and decrease SG&A expense, which contributed to higher operating margins per ferrous ton sold at AMR than in the third quarter of fiscal 2015 despite lower average net selling prices and sales volumes. The benefits from cost saving initiatives included a decrease in SG&A expense in the third quarter of fiscal 2016 by $2 million, or 5%, compared to the third quarter of fiscal 2015 primarily as a result of reduced employee-related expense, partially offset by an increase in incentive compensation accruals as a result of improved performance during the current quarter.
First nine months of fiscal 2016 compared with the first nine months of fiscal 2015
Operating income for the first nine months of fiscal 2016 was $3 million, compared to operating loss of $180 million in the prior year period. Adjusted operating income for the first nine months of fiscal 2016 was $30 million, compared to $13 million in the prior year period (adjusted results exclude goodwill impairment charges, other asset impairment charges, and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments, net of recoveries; see reconciliation of adjusted AMR operating income (loss) in Non-GAAP Financial Measures at the end of Item 2).
Operating results during both periods were adversely impacted by the lower price environment which included sharp declines in commodity selling prices during the first half of each year. Operating results in the first nine months of fiscal 2016 primarily

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

benefited from the significant increase in ferrous net selling prices in the third quarter after experiencing sharp declines during the first half of the fiscal year making the adverse impact from average inventory accounting during the nine-month period significantly lower than the adverse impact during the first nine months of fiscal 2015. Operating results for the first nine months of fiscal 2016 were also positively impacted by a decrease in SG&A expense of $14 million, or 14%, compared to the prior year period, primarily as a result of the benefits from the cost saving and productivity improvement initiatives initiated in fiscal 2015 and further expanded in fiscal 2016, including reduced employee-related expense.
In the second quarter of fiscal 2016, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash impairment charge of $9 million on goodwill allocated to one of AMR's reporting units. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets at AMR of $18 million. Asset impairment charges recorded in the third quarter of fiscal 2016 were immaterial. See Results of Operations, Operating Income (Loss) in Item 2 for further discussion of asset impairments and accelerated depreciation.
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash impairment charge of $141 million. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets at AMR of $44 million primarily in connection with certain strategic actions we undertook to improve our operating performance which included idling shredding equipment. Asset impairment charges recorded in the third quarter of fiscal 2015 were immaterial.
Steel Manufacturing Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2016	2015	% Change	2016	2015	% Change
Revenues(1)	$70,924	$94,939	(25)%	$201,217	$283,284	(29)%
Cost of goods sold	67,892	89,111	(24)%	193,565	264,413	(27)%
Selling, general and administrative expense	1,786	1,485	20%	4,853	4,521	7%
Segment operating income (loss)	$1,246	$4,343	(71)%	$2,799	$14,350	(80)%
Finished steel products average sales price ($/ST)(2)	$501	$618	(19)%	$520	$653	(20)%
Finished steel products sold (tons, in thousands)	133	141	(6)%	366	395	(7)%
Rolling mill utilization	53%	69%		61%	73%
_____________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

SMB Segment Revenues
Revenues for the third quarter and first nine months of 2016 decreased by 25% and 29%, respectively, compared to the same periods in the prior year. This decrease was due to reduced average selling prices and sales volumes driven by increased competition from lower priced imports and reduced steel-making raw material costs primarily during the first half of fiscal 2016. Sales volumes improved in the third quarter of fiscal 2016 compared to the first two quarters of the fiscal year primarily due to the impact of seasonality, but did not reach the levels achieved in the third quarter of fiscal 2015.
SMB Segment Operating Income (Loss)
Operating income for the third quarter and the first nine months of fiscal 2016 was $1 million and $3 million, respectively, compared to operating income of $4 million and $14 million, respectively, in the same prior year periods. The year over year reduction in operating results was primarily due to the declining price environment primarily during the first half of fiscal 2016 which led to selling prices falling faster than cost of goods sold. Additionally, sales volumes decreased primarily due to increased competition from imported steel products. The rolling mill utilization rate decreased primarily due to lower sales volumes and the optimization of inventory levels compared to the prior year periods.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Sources and Uses of Cash
We had cash balances of $7 million and $23 million as of May 31, 2016 and August 31, 2015, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, acquisitions, dividends and share repurchases. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2016, debt was $203 million compared to $228 million as of August 31, 2015. Debt, net of cash, was $196 million as of May 31, 2016 compared to $205 million as of August 31, 2015 (refer to Non-GAAP Financial Measures below), a decrease of $10 million primarily as a result of the positive cash flows generated by operating activities. Our cash balances as of May 31, 2016 and August 31, 2015 include $5 million that are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2016 was $51 million, compared to net cash provided by operating activities of $79 million in the first nine months of fiscal 2015.

Sources of cash in the first nine months of fiscal 2016 included a $5 million decrease in accounts receivable primarily due to reductions in recycled metal and finished steel selling prices and the timing of sales and collections and a $4 million decrease in inventory due to the impact of declining scrap metal purchase prices and timing of purchases and sales. Uses of cash in the first nine months of fiscal 2016 included a $3 million decrease in accrued payroll and related liabilities and a $6 million decrease in other accrued liabilities due to the timing of payments.

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

Investing Activities
Net cash used in investing activities was $19 million in the first nine months of fiscal 2016 compared to $21 million in the first nine months of fiscal 2015.

Cash used in investing activities in the first nine months of fiscal 2016 included capital expenditures of $21 million to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related assets, compared to $23 million in the prior year period.

Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2016 was $48 million, compared to net cash used in financing activities of $75 million in the first nine months of fiscal 2015.

Cash used in financing activities in the first nine months of fiscal 2016 was primarily due to $25 million in net repayments of debt (refer to Non-GAAP Financial Measures below), $15 million for dividends and $3 million for share repurchases.

Cash used in financing activities in the first nine months of fiscal 2015 was primarily due to $15 million for dividends and $55 million in net repayments of debt (refer to Non-GAAP Financial Measures below).

Credit Facilities
On April 6, 2016, we and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among Schnitzer Steel Industries, Inc., as the U.S. borrower, Schnitzer Steel Canada Ltd., as a Canadian borrower, Bank of America, N.A., as administrative agent, and the other lenders party thereto, which amends and restates our existing credit agreement, dated as of February 9, 2011 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for $335 million and C$15 million in senior secured revolving credit facilities maturing in April 2021. The $335 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swingline loans and a $50 million sublimit for multicurrency borrowings. Subject to the terms and conditions of the Amended Credit Agreement, the Company may request that the commitments under the U.S. credit facility be increased by an aggregate amount not exceeding $100 million. The Prior Credit Agreement provided for unsecured credit facilities with revolving loans of up to $670 million and C$30 million maturing in April 2017. We sized our credit facility renewal based on historic and expected future usage and believe the borrowing capacity of the Amended Credit Agreement is adequate to cover our short- and long-term financing needs.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Interest rates on outstanding indebtedness under the Amended Credit Agreement are based, at our option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to our leverage ratio.

We had borrowings outstanding under the credit facility of $190 million as of May 31, 2016 and $215 million as of August 31, 2015. The weighted average interest rate on amounts outstanding was 2.97% and 1.95% as of May 31, 2016 and August 31, 2015, respectively.

We use this credit facility to fund working capital requirements, acquisitions, capital expenditures, dividends and share repurchases. The Amended Credit Agreement contains various representations and warranties, events of default and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the Amended Credit Agreement include (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures divided by consolidated fixed charges; (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness; and (c) a consolidated asset coverage ratio, defined as the consolidated asset value of eligible assets divided by the consolidated funded indebtedness. The financial covenants require maintenance of a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016, and 1.50 to 1.00 thereafter, a maximum leverage ratio of 0.55 to 1.00, and a minimum asset coverage ratio of 0.90 to 1.00 for fiscal quarters ending May 31, 2016, August 31, 2016 and November 30, 2016 and 1.00 to 1.00 thereafter.

As of May 31, 2016, we were in compliance with the financial covenants under the Amended Credit Agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.25 to 1.00 and was 2.21 to 1.00 as of May 31, 2016. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.30 to 1.00 as of May 31, 2016. The asset coverage ratio was required to be no less than 0.90 to 1.00 and was 1.14 to 1.00 as of May 31, 2016.

The Company's obligations under the Amended Credit Agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.

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

In addition, as of May 31, 2016 and August 31, 2015, we had $8 million of long-term tax-exempt bonds outstanding that mature in January 2021.

Capital Expenditures
Capital expenditures totaled $21 million for the first nine months of fiscal 2016, compared to $23 million for the same period in the prior year. We currently plan to invest up to $35 million in capital expenditures on maintenance and environmental compliance and safety-related projects in fiscal 2016, exclusive of any capital expenditures for growth projects, using cash generated from operations and available lines of credit.

Dividends
On April 28, 2016, our Board of Directors declared a dividend for the third quarter of fiscal 2016 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 23, 2016.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Environmental Compliance
Our commitment to recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $7 million in capital expenditures for environmental projects during the first nine months of fiscal 2016, and plan to invest up to an additional $8 million for such projects for the remainder of fiscal 2016. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases, could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At May 31, 2016, we had $16 million outstanding under these arrangements.

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
For the reporting unit with $166 million of goodwill as of February 1, 2016, the estimated fair value of the reporting unit exceeded its carrying value by approximately 27%. The projections used in the income approach for the reporting unit took into consideration the impact of current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends of self-serve parts sales. The projections assumed a limited recovery of operating margins from current depressed levels over a multi-year period, including the benefits of recently initiated cost-saving and productivity improvement measures. The market-based WACC used in the income approach for the reporting unit was 11.2%. The terminal growth rate used in the discounted cash flow model was 2%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 2% or more or weaker than anticipated improvements in operating margins could have resulted in a failure of the step one quantitative impairment test for the reporting unit.
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
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in the estimates of the reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, additional declines in or a lack of sustainable recovery of market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin recovery for the reporting unit with allocated goodwill, a deterioration in our share price from current levels for a sustained period of time, or an increase in the market-based WACC, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2016	August 31, 2015
Short-term borrowings	$648	$584
Long-term debt, net of current maturities	202,070	227,572
Total debt	202,718	228,156
Less: cash and cash equivalents	7,018	22,755
Total debt, net of cash	$195,700	$205,401
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2016	2015
Borrowings from long-term debt	$112,427	$114,099
Proceeds from line of credit	135,500	189,000
Repayment of long-term debt	(137,869)	(169,511)
Repayment of line of credit	(135,500)	(189,000)
Net repayments of debt	$(25,442)	$(55,412)
Adjusted consolidated operating income (loss), adjusted AMR operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI
We present these non-GAAP measures as we believe they provide a meaningful presentation of our results from business operations excluding adjustments for goodwill impairment charges, other asset impairment charges, the non-cash write-off of debt issuance costs as a result of the renewal of our credit facility in April 2016, and restructuring charges and other exit-related costs that are not related to underlying business operational performance and improve the period-to-period comparability of our results from business operations. These measures also exclude the impact on operating results in fiscal 2015 from the resale or modification of the terms, each at significantly lower prices, of certain previously contracted bulk ferrous shipments for delivery during the first and second quarters of fiscal 2015. Due to the sharp declines in selling prices that occurred in the first and second quarters of fiscal 2015, the revised prices associated with these shipments were significantly lower than the prices in the original sales contracts entered into between August and November 2014. Beginning in the third quarter of fiscal 2016, recoveries resulting from settlements with the original contract parties, which are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Operations, are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of the adjusted consolidated operating income (loss), adjusted AMR operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Consolidated operating income (loss):
As reported	$14,886	$(4,020)	$(26,217)	$(204,246)
Goodwill impairment charge	—	—	8,845	141,021
Other asset impairment charges	—	1,281	18,458	45,119
Restructuring charges and other exit-related costs	542	5,978	7,758	11,964
Resale or modification of certain previously contracted shipments, net of recoveries	(139)	—	(139)	6,928
Adjusted	$15,289	$3,239	$8,705	$786

AMR operating income (loss):
As reported	$26,870	$4,261	$2,555	$(179,650)
Goodwill impairment charge	—	—	8,845	141,021
Other asset impairment charges	—	1,281	18,379	44,374
Resale or modification of certain previously contracted shipments, net of recoveries	(139)	—	(139)	6,928
Adjusted	$26,731	$5,542	$29,640	$12,673

Net income (loss) from continuing operations attributable to SSI:
As reported	$11,116	$(8,394)	$(34,337)	$(201,426)
Goodwill impairment charge	—	—	8,845	141,021
Other asset impairment charges	—	1,281	18,458	45,119
Restructuring charges and other exit-related costs	542	5,978	7,758	11,964
Resale or modification of certain previously contracted shipments, net of recoveries	(139)	—	(139)	6,928
Non-cash write-off of debt issuance costs	768	—	768	—
Income tax expense (benefit) allocated to adjustments(1)	273	1,044	829	(8,522)
Adjusted	$12,560	$(91)	$2,182	$(4,916)

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$0.41	$(0.31)	$(1.26)	$(7.46)
Goodwill impairment charge, per share	—	—	0.33	5.22
Other asset impairment charges, per share	—	0.05	0.68	1.67
Restructuring charges and other exit-related costs, per share	0.02	0.22	0.29	0.44
Resale or modification of certain previously contracted shipments, net of recoveries, per share	(0.01)	—	(0.01)	0.26
Non-cash write-off of debt issuance costs, per share	0.03	—	0.03	—
Income tax expense (benefit) allocated to adjustments, per share(1)	0.01	0.04	0.03	(0.32)
Adjusted(2)	$0.46	$(0.00)	$0.08	$(0.18)
____________________________

(1)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted net income (loss) from continuing operations attributable to SSI and diluted earnings per share from continuing operations attributable to SSI is determined based on a tax provision calculated with and without the adjustments.

(2)	May not foot due to rounding.
We believe that these non-GAAP financial measures allow for a better understanding of our operating and financial performance. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products and ferrous and nonferrous metals including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at May 31, 2016, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of May 31, 2016.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2015.
Credit Risk
As of May 31, 2016 and August 31, 2015, 29% and 28%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 92% and 95%, respectively, was less than 60 days past due as of May 31, 2016 and August 31, 2015.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of May 31, 2016, we did not have any derivative contracts.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2015.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2015, which was filed with the Securities and Exchange Commission on October 27, 2015, and the filing of our Quarterly Report on Form 10-Q on January 7, 2016, except for the following:
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are one of the potentially responsible parties (“PRP”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the process to be followed for any cleanup and the allocation of the costs for any cleanup among responsible parties have not yet been determined, but the process of identifying additional PRPs and beginning allocation of costs is underway. A group of PRPs referred to as the “Lower Willamette Group” (“LWG”) is conducting a remedial investigation and feasibility study (“RI/FS”) to identify and characterize the contamination at the Site and develop alternative approaches to remediation of the contamination. We are not a member of the LWG. On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation-related. The draft FS submitted by the LWG identified ten possible remedial alternatives which ranged in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly and estimated a range of two to 28 years to implement the remedial work, depending on the selected alternative. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS to the LWG and other key stakeholders in sections, with the final section being made available in August 2015. The revised draft FS identified five possible remedial alternatives which ranged in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly and estimated a range of four to 18 years to implement the remedial work, depending on the selected alternative. In November 2015, EPA Region 10 presented its preferred alternative remedy to the National Remedy Review Board ("NRRB"), a peer review group that has been established to review proposed Superfund cleanup decisions for consistency with the Superfund statute, regulations, and guidance. EPA Region 10’s preferred alternative presented to the NRRB was a modified version of one of the alternatives (Alternative E) in the revised draft FS, and EPA Region 10 estimated that its preferred alternative would take seven years to implement, with an estimated cost of $1.4 billion (net present value). In June 2016, EPA issued its Proposed Plan for the cleanup of the in-river portion of the Site. In the Proposed Plan, EPA identified its preferred alternative, which includes a combination of dredging, capping, and enhanced natural recovery and which EPA estimates will take approximately seven years to construct with additional time for monitored natural recovery to occur and cost an estimated $746 million (net present value). This is approximately half of the estimated $1.4 billion (net present value) cost of the very similar preferred alternative that EPA Region 10 presented in November 2015. The Proposed Plan also describes other alternatives that were considered and the criteria EPA used to compare the alternatives, including estimated costs and construction timelines. In conjunction with the Proposed Plan, EPA issued its final FS in June 2016. The final FS identifies eight possible remedial alternatives (some of which contain two disposal alternatives, for a total of 13 possible alternative remedial scenarios) which ranged in estimated cost from approximately $316 million to $677 million (net present value) for the least costly alternative to approximately $1.21 billion to $2.67 billion (net present value) for the most costly alternative that the EPA did not screen out and estimates a range of four to 19 years to implement the remedial work, depending on the selected alternative. The final FS includes one alternative (Alternative H) which would involve capping/dredging the entire Site with an estimated cost range from approximately $6.61 billion to $14.29 billion and 62 years to implement. EPA screened out this Alternative H due to implementability and cost considerations. Each of the draft and final FS also contain a No Action alternative considered as a baseline for comparison with the other alternatives. The FS and the Proposed Plan do not determine or allocate the responsibility for remediation costs. Issuance of the Proposed Plan is part of the continuing process for evaluation and remediation of the Site. There will be a 90-day public comment period on the Proposed Plan that ends on September 6, 2016, unless EPA chooses to extend it. Following the public comment period, EPA will prepare a summary responding to the comments and select a remedy for the Site in a Record of Decision (“ROD”). EPA has indicated that it plans to issue the ROD prior to the end of 2016. In the ROD, EPA may modify the preferred alternative or select a different alternative than that presented in the Proposed Plan based on new information or public comments. It is uncertain whether the preferred alternative identified by EPA in the Proposed Plan will be the selected remedy in the ROD or whether the EPA will be

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

able to maintain its proposed schedule for issuing the ROD. We and other stakeholders have identified a number of concerns regarding the EPA's cost estimates, scheduling assumptions and conclusions regarding the feasibility, effectiveness and assignment of remediation technologies. EPA’s FS and Proposed Plan are based on data that are more than a decade old and may not accurately represent site or background conditions. In its Proposed Plan, EPA acknowledged that the assumptions used to estimate costs for the remedial alternatives were developed based on the existing data and will be finalized during the remedial design, after design level data to refine the baseline conditions are obtained. In addition, the FS and Proposed Plan provide only site-wide cost estimates and do not provide sufficient detail regarding costs for specific sediment management areas. Accordingly, it is anticipated that additional pre-remedial design investigative work will need to occur after the ROD is issued in order to provide a re-baseline for costs and determine particular remedial actions for specific areas within the Site. The next phase in the process following the ROD is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA will be seeking a new coalition of PRPs to perform the remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's FS and its approach to the proposed alternative remedies have raised questions and uncertainty as to how that allocation process will proceed. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends and share repurchases. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in second half of fiscal 2016.

10.2*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in second half of fiscal 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2016 and 2015, (ii) Unaudited Condensed Consolidated Balance Sheets as of May 31, 2016, and August 31, 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended May 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended May 31 2016 and 2015, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 30, 2016	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 30, 2016	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President and Chief Financial Officer