Form 10-Q
period 2016-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2017-01-05
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2016
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
Yes  ☐    No  ☒
The Registrant had 26,803,375 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 3, 2017.

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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company's outlook or expected results, including pricing, sales volumes and profitability; strategic direction; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “outlook,” “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “will,” “could,” “opinions,” “forecasts,” “projects,” “plans,” “future,” “forward,” “potential,” “probable,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases and public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the cyclicality and impact of general economic conditions; instability in international markets; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and joint venture investment impairment charges; the realization of expected benefits or cost reductions associated with productivity improvement and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; changes in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	November 30, 2016	August 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,100	$26,819
Accounts receivable, net of allowance for doubtful accounts of $2,331 and $2,315	112,665	113,952
Inventories	148,094	132,972
Refundable income taxes	1,452	1,254
Prepaid expenses and other current assets	23,967	24,809
Total current assets	294,278	299,806
Property, plant and equipment, net of accumulated depreciation of $726,287 and $714,965	385,750	392,820
Investments in joint ventures	13,766	13,616
Goodwill	166,432	166,847
Intangibles, net of accumulated amortization of $3,486 and $3,457	4,775	4,931
Other assets	13,893	13,409
Total assets	$878,894	$891,429
Liabilities and Equity
Current liabilities:
Short-term borrowings	$701	$8,374
Accounts payable	68,867	58,439
Accrued payroll and related liabilities	19,017	29,116
Environmental liabilities	2,038	1,967
Other accrued liabilities	35,287	35,758
Total current liabilities	125,910	133,654
Deferred income taxes	16,856	16,682
Long-term debt, net of current maturities	186,944	184,144
Environmental liabilities, net of current portion	44,210	44,383
Other long-term liabilities	10,907	11,134
Total liabilities	384,827	389,997
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,803 and 26,482 shares issued and outstanding	26,803	26,482
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 306 shares issued and outstanding	200	306
Additional paid-in capital	30,841	30,948
Retained earnings	473,630	480,100
Accumulated other comprehensive loss	(41,214)	(40,115)
Total SSI shareholders’ equity	490,260	497,721
Noncontrolling interests	3,807	3,711
Total equity	494,067	501,432
Total liabilities and equity	$878,894	$891,429
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2016	2015
Revenues	$334,161	$321,198
Operating expense:
Cost of goods sold	295,892	284,854
Selling, general and administrative	37,492	38,418
(Income) loss from joint ventures	(412)	29
Other asset impairment charges	401	—
Restructuring charges and other exit-related activities	201	1,925
Operating income (loss)	587	(4,028)
Interest expense	(1,741)	(1,859)
Other income, net	437	407
Loss from continuing operations before income taxes	(717)	(5,480)
Income tax benefit	62	578
Loss from continuing operations	(655)	(4,902)
Loss from discontinued operations, net of tax	(53)	(65)
Net loss	(708)	(4,967)
Net income attributable to noncontrolling interests	(618)	(329)
Net loss attributable to SSI	$(1,326)	$(5,296)

Net loss per share attributable to SSI:
Basic:
Loss per share from continuing operations attributable to SSI	$(0.05)	$(0.19)
Loss per share from discontinued operations attributable to SSI	—	—
Net loss per share attributable to SSI(1)	$(0.05)	$(0.20)
Diluted:
Loss per share from continuing operations attributable to SSI	$(0.05)	$(0.19)
Loss per share from discontinued operations attributable to SSI	—	—
Net loss per share attributable to SSI(1)	$(0.05)	$(0.20)
Weighted average number of common shares:
Basic	27,372	27,121
Diluted	27,372	27,121
Dividends declared per common share	$0.1875	$0.1875
 ____________________________

(1)	May not foot due to rounding.
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2016	2015
Net loss	$(708)	$(4,967)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,034)	(1,009)
Cash flow hedges, net	—	240
Pension obligations, net	(65)	41
Total other comprehensive loss, net of tax	(1,099)	(728)
Comprehensive loss	(1,807)	(5,695)
Less comprehensive income attributable to noncontrolling interests	(618)	(329)
Comprehensive loss attributable to SSI	$(2,425)	$(6,024)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(708)	$(4,967)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	12,543	14,828
Exit-related asset impairment charges	158	—
Other asset impairment charges	401	—
Share-based compensation expense	3,408	2,937
Deferred income taxes	(60)	(513)
Inventory write-down	—	478
Undistributed equity in earnings of joint ventures	(412)	29
Loss on disposal of assets	45	21
Unrealized foreign exchange gain, net	(23)	(57)
Bad debt expense, net	17	47
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,546)	38,369
Inventories	(12,586)	4,797
Income taxes	(150)	(219)
Prepaid expenses and other current assets	(614)	1,578
Other long-term assets	164	202
Accounts payable	14,343	(5,026)
Accrued payroll and related liabilities	(10,080)	(8,311)
Other accrued liabilities	899	(3,534)
Environmental liabilities	(29)	(514)
Other long-term liabilities	(193)	381
Distributed equity in earnings of joint ventures	350	100
Net cash provided by operating activities	5,927	40,626
Cash flows from investing activities:
Capital expenditures	(10,603)	(9,341)
Joint venture payments, net	(55)	(4)
Proceeds from sale of assets	73	730
Net cash used in investing activities	(10,585)	(8,615)
Cash flows from financing activities:
Borrowings from long-term debt	102,631	11,439
Repayment of long-term debt	(107,491)	(35,976)
Proceeds from line of credit	—	53,500
Repayment of line of credit	—	(53,500)
Payment of debt issuance costs	(53)	—
Taxes paid related to net share settlement of share-based payment arrangements	(3,301)	(1,887)
Repurchase of Class A common stock	—	(3,479)
Distributions to noncontrolling interest	(522)	(827)
Dividends paid	(5,185)	(5,100)
Net cash used in financing activities	(13,921)	(35,830)
Effect of exchange rate changes on cash	(140)	(11)
Net decrease in cash and cash equivalents	(18,719)	(3,830)
Cash and cash equivalents as of beginning of period	26,819	22,755
Cash and cash equivalents as of end of period	$8,100	$18,925
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016. The results for the three months ended November 30, 2016 and 2015 are not necessarily indicative of the results of operations for the entire fiscal year.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $19 million and $3 million as of November 30, 2016 and August 31, 2016, respectively.
Long-Lived Assets
Changes in circumstances may merit a change in the estimated useful lives or salvage values of individual long-lived assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the three months ended November 30, 2016, the Company recognized accelerated depreciation of less than $1 million due to shortening the useful lives of decommissioned machinery and equipment assets in the Steel Manufacturing Business reportable segment, which is reported within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables from suppliers. The majority of cash and cash equivalents is maintained with two major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2016. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $46 million and $40 million of open letters of credit as of November 30, 2016 and August 31, 2016, respectively.
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
Restructuring Charges
Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. Restructuring charges that directly involve a discontinued operation are included in the results of discontinued operations in all periods presented. See Note 7 - Restructuring Charges and Other Exit-Related Activities for further detail.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, an accounting standard update was issued that amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, which include trade and other receivables, loans and other financial instruments, the update amends the initial recognition threshold to require a company to estimate expected credit losses rather than delaying the recognition of the full amount of credit losses until the loss is probable of occurring. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, the update requires that credit losses be presented as an allowance rather than as a write-down. This standard is effective for the Company beginning in the first quarter of fiscal 2021, including interim periods within that fiscal year. The standard will be applied using a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position.
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
In October 2016, an accounting standard update was issued that amends the existing guidance on the accounting for the income tax effects of intra-entity transfers of assets other than inventory. Current accounting standards prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in the update require that entities recognize the income tax effects of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments do not change accounting standards for the pre-tax effects of an intra-entity asset transfer under accounting standards applicable to consolidation, or for an intra-entity transfer of inventory. The standard is effective for the Company beginning in the first quarter of fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted in the first interim period of a fiscal year. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2016	August 31, 2016
Processed and unprocessed scrap metal	$65,402	$49,061
Semi-finished goods (billets)	9,785	8,320
Finished goods	39,482	40,646
Supplies	33,425	34,945
Inventories	$148,094	$132,972

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first quarter of fiscal 2017 requiring an interim goodwill impairment test.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross changes in the carrying amount of goodwill by reportable segment for the three months ended November 30, 2016 were as follows (in thousands):

Auto and Metals Recycling
August 31, 2016	$166,847
Foreign currency translation adjustment	(415)
November 30, 2016	$166,432

Accumulated goodwill impairment charges were $471 million as of November 30, 2016 and August 31, 2016.

Note 5 - Debt

As of August 31, 2016, the Company had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, the Company exercised its option to redeem the bonds prior to maturity. The Company repaid the bonds in full in September 2016. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Unaudited Condensed Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the three months ended November 30, 2016 on the Unaudited Condensed Consolidated Statement of Cash Flows.

Note 6 - Commitments and Contingencies

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2016 were as follows (in thousands):

Reportable Segment	Balance as of August 31, 2016	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2016	Short-Term	Long-Term
Auto and Metals Recycling	$46,122	$100	$(184)	$46,038	$1,948	$44,090
Corporate	228	—	(18)	210	90	120
Total	$46,350	$100	$(202)	$46,248	$2,038	$44,210

Auto and Metals Recycling (“AMR”)
As of November 30, 2016 and August 31, 2016, AMR had environmental liabilities of $46 million for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.

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
Issuance of the Proposed Plan is part of the continuing process for evaluation and remediation of the Site. There was a 90-day public comment period on the Proposed Plan that closed on September 6, 2016. Approximately 5,300 commenters submitted comments. Following its review and consideration of these comments, the EPA will prepare a summary responding to the submitted comments and select a remedy for the Site in a Record of Decision (“ROD”). The EPA has indicated that it plans to issue the ROD in early January 2017. In the ROD, the EPA may modify the preferred alternative or select a different alternative than that presented in the Proposed Plan based on new information or public comments. It is uncertain whether the preferred alternative identified by the EPA in the Proposed Plan will be the selected remedy in the ROD or whether the EPA will be able to maintain its proposed schedule for issuing the ROD. Even when the ROD is issued, it is likely that there will continue to be significant uncertainty regarding the costs of the selected remedy.
The Company and other stakeholders have identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments and the EPA's cost estimates, scheduling assumptions and conclusions regarding the feasibility, effectiveness and assignment of remediation technologies. The EPA’s FS and Proposed Plan are based on data that are more than a decade old and may not accurately represent site or background conditions. In its Proposed Plan, the EPA acknowledged that the assumptions used to estimate costs for the remedial alternatives were developed based on the existing data and will be finalized during the remedial design, after design level data to refine the baseline conditions are obtained. In addition, the FS and Proposed Plan provide only site-wide cost estimates and do not provide sufficient detail regarding costs for specific sediment management areas.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, it is anticipated that additional pre-remedial design investigative work will need to occur after the ROD is issued in order to provide a re-baseline for costs and determine particular remedial actions for specific areas within the Site.
The next phase in the process following the ROD is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA is expected to seek a new coalition of PRPs to perform the remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's FS and its approach to the proposed alternative remedies have raised questions and uncertainty as to how that allocation process will proceed.
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

Other AMR Sites
As of November 30, 2016 and August 31, 2016, the Company had environmental liabilities related to various AMR sites other than Portland Harbor of $45 million. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.

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
SMB had no environmental liabilities as of November 30, 2016 and August 31, 2016.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Restructuring Charges and Other Exit-Related Activities

The Company has implemented a number of restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in its operating platform. The restructuring charges incurred by the Company during the periods presented primarily pertain to the plan announced in the second quarter of fiscal 2015 and expanded in subsequent periods (the "Q2'15 Plan").
At the end of the second quarter of fiscal 2015, the Company commenced additional restructuring and exit-related initiatives by undertaking strategic actions consisting of idling underutilized assets at AMR and initiating the closure of seven auto parts stores to align the Company's business to market conditions. The Company expanded these initiatives in April 2015 and also announced the integration of the former Metals Recycling Business and Auto Parts Business into the combined AMR platform in order to achieve operational synergies and reduce the Company's annual operating expenses, primarily selling, general and administrative expenses, through headcount reductions, reducing organizational layers, consolidating shared service functions and other non-headcount measures. Additional cost savings and productivity improvement initiatives, including reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to its operating capacity through facility closures, were identified and initiated in subsequent periods. Collectively, these initiatives are referred to as the Q2'15 Plan.
The Company incurred restructuring charges of less than $1 million and $2 million during the three months ended November 30, 2016 and 2015, respectively. The remaining charges relating to these initiatives are expected to be substantially incurred by the end of fiscal 2017. The significant majority of the restructuring charges require the Company to make cash payments.
In addition to the restructuring charges recorded related to these initiatives, the Company incurred charges associated with other exit-related activities of less than $1 million during the three months ended November 30, 2016, consisting of asset impairments and accelerated depreciation of assets in connection with site closures and idled equipment. The Company did not incur charges associated with other exit-related activities during the three months ended November 30, 2015.
Restructuring charges and other exit-related activities were comprised of the following (in thousands):

	Three Months Ended November 30, 2016			Three Months Ended November 30, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(62)	$(62)	$—	$1,161	$1,161
Contract termination costs	88	(2)	86	90	645	735
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	88	(64)	24	90	1,806	1,896
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	—	—
Total other exit-related activities	—	158	158	—	—	—
Total restructuring charges and other exit-related activities	$88	$94	$182	$90	$1,806	$1,896

Restructuring charges and other exit-related activities included in continuing operations			$201			$1,925
Restructuring charges (recoveries) and other exit-related activities included in discontinued operations			$(19)			$(29)

Q2'15 Plan
Total restructuring charges to date	$14,270
Total expected restructuring charges	$14,400

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following illustrates the reconciliation of the restructuring liability by major type of costs for the three months ended November 30, 2016 (in thousands):

	Q2’15 Plan				Total Charges to Date(1)	Total Expected Charges(1)
	Balance 8/31/2016	Charges	Payments and Other	Balance 11/30/2016
Severance costs	$918	$(62)	$(427)	$429	$10,213	$10,213
Contract termination costs	1,159	(2)	(159)	998	2,008	2,138
Other restructuring costs	—	—	—	—	2,049	2,049
Total	$2,077	$(64)	$(586)	$1,427	$14,270	$14,400
___________________________

(1)	Total charges to date and total expected charges by major type of cost reflect amounts related to the Q2'15 Plan only. Remaining charges related to prior plans are not material.
Restructuring charges and other exit-related activities by reportable segment and discontinued operations were as follows (in thousands):

	Three Months Ended November 30,		Total Charges to Date(1)	Total Expected Charges(1)
	2016	2015
Restructuring charges:
Auto and Metals Recycling	$45	$1,922	$9,450	$9,525
Unallocated (Corporate)	(2)	3	3,176	3,176
Discontinued operations	(19)	(29)	1,644	1,699
Total restructuring charges	24	1,896	14,270	14,400
Other exit-related activities:
Auto and Metals Recycling	158	—	4,837
Discontinued operations	—	—	3,613
Total other exit-related activities	158	—	8,450
Total restructuring charges and other exit-related activities	$182	$1,896	$22,720
___________________________

(1)
Total charges to date and total expected charges by reportable segment and discontinued operations reflect amounts related to the Q2'15 Plan only. Remaining charges related to prior plans are not material.

The Company does not allocate restructuring charges and other exit-related activities to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity

Changes in equity were comprised of the following (in thousands):

	Three Months Ended November 30, 2016			Three Months Ended November 30, 2015
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$497,721	$3,711	$501,432	$534,535	$4,016	$538,551
Net income (loss)	(1,326)	618	(708)	(5,296)	329	(4,967)
Other comprehensive loss, net of tax	(1,099)	—	(1,099)	(728)	—	(728)
Distributions to noncontrolling interests	—	(522)	(522)	—	(827)	(827)
Share repurchases	—	—	—	(3,479)	—	(3,479)
Restricted stock withheld for taxes	(3,301)	—	(3,301)	(1,887)	—	(1,887)
Share-based compensation	3,408	—	3,408	2,937	—	2,937
Dividends	(5,143)	—	(5,143)	(5,152)	—	(5,152)
Balance - November 30 (End of period)	$490,260	$3,807	$494,067	$520,930	$3,518	$524,448

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended November 30, 2016			Three Months Ended November 30, 2015
	Foreign Currency Translation Adjustments	Pension Obligations, net	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(34,539)	$(5,576)	$(40,115)	$(34,009)	$(4,273)	$(240)	$(38,522)
Other comprehensive income (loss) before reclassifications	(1,034)	49	(985)	(1,009)	—	—	(1,009)
Income tax expense	—	(194)	(194)	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	(1,034)	(145)	(1,179)	(1,009)	—	—	(1,009)
Amounts reclassified from accumulated other comprehensive loss	—	125	125	—	64	312	376
Income tax benefit	—	(45)	(45)	—	(23)	(72)	(95)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	80	80	—	41	240	281
Net periodic other comprehensive income (loss)	(1,034)	(65)	(1,099)	(1,009)	41	240	(728)
Balances - November 30 (End of period)	$(35,573)	$(5,641)	$(41,214)	$(35,018)	$(4,232)	$—	$(39,250)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Share-Based Compensation

In the first quarter of fiscal 2017, as part of the annual awards under the Company's Long-Term Incentive Plan, the Compensation Committee of the Company's Board of Directors ("Compensation Committee") granted 142,635 restricted stock units ("RSUs") and 134,899 performance share awards to the Company's key employees and officers under the Company's 1993 Amended and Restated Stock Incentive Plan ("SIP"). The RSUs generally have a five-year term and vest 20% per year commencing October 31, 2017. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $3 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.
The performance share awards are comprised of two separate and distinct awards with different vesting conditions.
The Compensation Committee granted 65,506 performance share awards based on a relative Total Shareholder Return ("TSR") metric over a performance period spanning November 1, 2016 to August 31, 2019. Award share payouts range from a threshold of 50% to a maximum of 200% based on the relative ranking of the Company's TSR among a designated peer group of 16 companies. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company's TSR is negative. The TSR awards contain a market condition and, therefore, once the award recipients complete the requisite service period, the related compensation expense based on the grant-date fair value is not changed, regardless of whether the market condition has been satisfied. The estimated fair value of the TSR awards at the date of grant was $2 million. The Company estimated the fair value of the TSR awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
The remaining 69,393 performance share awards have a three-year performance period consisting of the Company’s fiscal 2017, 2018 and 2019. The performance targets are based on the Company's cash flow return on investment ("CFROI") over the three-year performance period, with award payouts ranging from a threshold of 50% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $2 million.
The compensation expense associated with performance share awards is recognized over the requisite service period, net of forfeitures. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2019.

Note 11 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three months ended November 30, 2016 was a benefit of 8.6%, compared to a benefit of 10.5% for the three months ended November 30, 2015.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended November 30,
	2016	2015
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	2.1	0.8
Foreign income taxed at different rates	(3.4)	(9.1)
Non-deductible officers’ compensation	2.7	1.5
Noncontrolling interests	(4.4)	(3.9)
Research and development credits	(1.4)	(0.2)
Valuation allowance on deferred tax assets	(25.0)	(16.4)
Unrecognized tax benefits	1.9	1.2
Other non-deductible expenses	1.3	2.1
Other	(0.2)	(0.5)
Effective tax rate	8.6%	10.5%

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate from continuing operations for the first quarter of fiscal 2017 and 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate is the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2012 to 2016 remain subject to examination under the statute of limitations. The Company's U.S. federal income tax return for fiscal 2015 is currently under examination.

Note 12 - Net Loss Per Share

The following table sets forth the information used to compute basic and diluted net loss per share attributable to SSI (in thousands):

	Three Months Ended November 30,
	2016	2015
Loss from continuing operations	$(655)	$(4,902)
Net income attributable to noncontrolling interests	(618)	(329)
Loss from continuing operations attributable to SSI	(1,273)	(5,231)
Loss from discontinued operations, net of tax	(53)	(65)
Net loss attributable to SSI	$(1,326)	$(5,296)
Computation of shares:
Weighted average common shares outstanding, basic	27,372	27,121
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs, and RSUs	—	—
Weighted average common shares outstanding, diluted	27,372	27,121

Common stock equivalent shares of 1,086,335 were considered antidilutive and were excluded from the calculation of diluted net loss per share for the three months ended November 30, 2016, compared to 794,579 common stock equivalent shares for the three months ended November 30, 2015.

Note 13 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million for the three months ended November 30, 2016 and 2015.

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
The Company has two reportable segments as follows: AMR and SMB.
AMR buys and processes ferrous and nonferrous metal for sale to foreign and other domestic steel producers or their representatives and to SMB. AMR also purchases ferrous metal from other processors for shipment directly to SMB. AMR also procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. Additionally, the Company is a noncontrolling partner in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company's allocable portion of the results of these joint ventures is reported within the AMR reportable segment.
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
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended November 30,
	2016	2015
Revenues:
Auto and Metals Recycling:
Revenues	$304,938	$272,965
Less: Intersegment revenues	(23,373)	(23,668)
AMR external customer revenues	281,565	249,297
Steel Manufacturing Business:
Revenues	52,596	71,901
Total revenues	$334,161	$321,198

The table below illustrates the reconciliation of the Company’s segment operating income to loss from continuing operations before income taxes (in thousands):

	Three Months Ended November 30,
	2016	2015
Auto and Metals Recycling	$12,419	$2,036
Steel Manufacturing Business	(3,081)	2,754
Segment operating income	9,338	4,790
Restructuring charges and other exit-related activities	(201)	(1,925)
Corporate and eliminations	(8,550)	(6,893)
Operating income (loss)	587	(4,028)
Interest expense	(1,741)	(1,859)
Other income, net	437	407
Loss from continuing operations before income taxes	$(717)	$(5,480)

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	November 30, 2016	August 31, 2016
Auto and Metals Recycling(1)	$1,520,912	$1,510,688
Steel Manufacturing Business	359,112	373,130
Total segment assets	1,880,024	1,883,818
Corporate and eliminations(2)	(1,001,130)	(992,389)
Total assets	$878,894	$891,429
_____________________________

(1)	AMR total assets include $14 million as of November 30, 2016 and August 31, 2016 for investments in joint ventures.

(2)	The substantial majority of Corporate and eliminations total assets is comprised of Corporate intercompany payables to the Company's operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2016 and November 30, 2015. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2016 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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
SMB operates a steel mini-mill that produces a wide range of finished steel products. SMB’s scrap metal raw material requirements are sourced almost entirely through AMR. SMB uses its mini-mill in McMinnville, Oregon to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains a mill depot in Southern California.
The results of discontinued operations are excluded from segment operating results and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
For further information regarding our reportable segments, see Note 14 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for ferrous and nonferrous recycled metal and finished steel products, the supply of scrap metal in our domestic markets, and varying demand for used auto parts from our self-service retail stores. These factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions in winter and summer months, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection at our facilities, and retail admissions at our auto parts stores.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Executive Overview of Financial Results for the First Quarter of Fiscal 2017

We generated consolidated revenues of $334 million in the first quarter of fiscal 2017, an increase of 4% from the $321 million of consolidated revenues in the first quarter of fiscal 2016, primarily due to stronger demand in our export markets resulting in higher average net selling prices for ferrous scrap metal and increased export sales volumes compared to the prior year period. The effects of these increases compared to the prior year period were partially offset by decreases in finished steel average net selling prices and sales volumes primarily due to competition from lower-priced imports. While overall demand for recycled metals in our end-markets improved compared to the prior year period, including an upward trend in ferrous prices near the end of the first quarter, low global economic growth and the relative strength of the U.S. dollar continued to adversely impact overall market conditions.
Consolidated operating income was $1 million in the first quarter of fiscal 2017, compared to consolidated operating loss of $4 million in the first quarter of fiscal 2016. Adjusted consolidated operating income in the first quarter of fiscal 2017 was $1 million, compared to adjusted consolidated operating loss of $2 million in the first quarter of fiscal 2016. Adjusted results in the first quarter of fiscal 2017 and 2016 exclude the impact of restructuring charges and other exit-related activities, and also exclude the impact of other asset impairment charges and benefits from contract settlements recognized in the first quarter of fiscal 2017. See the reconciliation of adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 2.
Operating results in the first quarter of fiscal 2017 benefited from relatively stable ferrous average net selling prices on shipped volumes during the quarter compared to the lower and sharply declining price environment experienced during the first quarter of fiscal 2016 which had adversely impacted operating margins and overall results at AMR during the prior year period. While ferrous prices decreased leading into the first quarter of fiscal 2017 before increasing near the end of the period, the resulting adverse impact from average inventory accounting was significantly less than the adverse impact during the first quarter of fiscal 2016. The improved operating results at AMR were partially offset by a decrease in SMB's operating results compared to the prior year period. The decrease in SMB's operating results was due to a combination of a decline in finished steel selling prices and sales volumes driven by competition from lower-priced imports, and lower rolling mill utilization caused by downtime associated with major equipment upgrades, commissioning and maintenance having a combined $2 million adverse impact on SMB's first quarter operating results. Consolidated selling, general and administrative ("SG&A") expense decreased by $1 million, or 2%, compared to the prior year period primarily due to incremental benefits from cost saving and productivity improvement measures initiated in fiscal 2015 and further expanded in subsequent periods. These measures also reduced direct costs of production primarily at AMR contributing to its improved operating results in the first quarter of fiscal 2017 compared to the prior year period.
In recent years, we implemented a number of cost reduction and productivity improvement measures to more closely align our business to market conditions. The combined benefit of the measures initiated since the beginning of fiscal 2015 represents a targeted annual improvement to operating performance of approximately $95 million, of which $78 million had been achieved in total by the end of fiscal 2016. In the first quarter of fiscal 2017, we achieved approximately $22 million in combined benefits related to these measures, reflecting approximately $7 million in incremental benefits compared to the prior year quarter. We expect to achieve substantially all of the remainder of the annual improvement target of $95 million associated with these measures in fiscal 2017. Charges incurred in connection with the foregoing initiatives are discussed in Results of Operations, Restructuring Charges and Other Exit-Related Activities in this Item 2.
Net loss from continuing operations attributable to SSI in the first quarter of fiscal 2017 was $1 million, or $(0.05) per diluted share, compared to $5 million, or $(0.19) per diluted share, in the prior year period. Adjusted net loss from continuing operations attributable to SSI in the first quarter of fiscal 2017 was $1 million, or $(0.03) per diluted share, compared to $4 million, or $(0.13) per diluted share, in the prior year period. See the reconciliation of adjusted net loss from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of this Item 2.
The following items further highlight selected liquidity and capital structure metrics for the first quarter of fiscal 2017:

•	Net cash provided by operating activities of $6 million, compared to net cash provided by operating activities of $41 million in the prior year period;

•	Debt of $188 million as of November 30, 2016, compared to $193 million as of August 31, 2016; and

•	Debt, net of cash, of $180 million, compared to $166 million as of August 31, 2016 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2016	2015	% Change
Revenues:
Auto and Metals Recycling	$304,938	$272,965	12%
Steel Manufacturing Business	52,596	71,901	(27)%
Intercompany revenue eliminations(1)	(23,373)	(23,668)	(1)%
Total revenues	334,161	321,198	4%
Cost of goods sold:
Auto and Metals Recycling	266,011	242,393	10%
Steel Manufacturing Business	53,709	67,478	(20)%
Intercompany cost of goods sold eliminations(1)	(23,828)	(25,017)	(5)%
Total cost of goods sold	295,892	284,854	4%
Selling, general and administrative expense:
Auto and Metals Recycling	26,943	28,450	(5)%
Steel Manufacturing Business	1,567	1,669	(6)%
Corporate(2)	8,982	8,299	8%
Total selling, general and administrative expense	37,492	38,418	(2)%
(Income) loss from joint ventures:
Auto and Metals Recycling	(435)	86	NM
Change in intercompany profit elimination(3)	23	(57)	NM
Total (income) loss from joint ventures	(412)	29	NM
Other asset impairment charges:
Steel Manufacturing Business	401	—	NM
Total other asset impairment charges	401	—	NM
Operating income (loss):
Auto and Metals Recycling	12,419	2,036	510%
Steel Manufacturing Business	(3,081)	2,754	NM
Segment operating income	9,338	4,790	95%
Restructuring charges and other exit-related activities(4)	(201)	(1,925)	(90)%
Corporate expense(2)	(8,982)	(8,299)	8%
Change in intercompany profit elimination(5)	432	1,406	(69)%
Total operating income (loss)	$587	$(4,028)	NM
_____________________________
NM = Not Meaningful

(1)	AMR sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. market prices. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

(3)
The joint ventures sell recycled metal to AMR and to SMB at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties.

(4)
Restructuring charges consist of expense for severance, contract termination and other restructuring costs that management does not include in its measurement of the performance of the reportable segments. Other exit-related activities consist of asset impairments and accelerated depreciation related to site closures and idled equipment.

(5)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.
We operate our business across two reportable segments: AMR and SMB. Additional financial information relating to these reportable segments is contained in Note 14 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Auto and Metals Recycling

	Three Months Ended November 30,
($ in thousands, except for prices)	2016	2015	% Change
Ferrous revenues	$183,754	$163,413	12%
Nonferrous revenues(1)	90,936	77,590	17%
Retail and other revenues(1)	30,248	31,962	(5)%
Total segment revenues	$304,938	$272,965	12%

Segment operating income	$12,419	$2,036	510%

Average ferrous recycled metal sales prices ($/LT):(2)
Domestic	$184	$180	2%
Foreign	$202	$179	13%
Average	$196	$179	9%
Ferrous sales volume (LT, in thousands):
Domestic	288	290	(1)%
Foreign	546	515	6%
Total ferrous sales volume (LT, in thousands)	834	805	4%
Average nonferrous sales price ($/pound)(2)(3)	$0.58	$0.63	(8)%
Nonferrous sales volumes (pounds, in thousands)(3)	136,057	111,077	22%
Cars purchased (in thousands)(4)	94	77	22%
Number of auto parts stores at period end	52	55	(5)%
Outbound freight in cost of goods sold	$24,336	$22,156	10%
_____________________________
NM = Not Meaningful
LT = Long Ton equivalent to 2,240 pounds

(1)
An adjustment of certain intrasegment items was made between nonferrous revenues and retail and other revenues for the three months ended November 30, 2015 to conform to the presentation for the three months ended November 30, 2016. The adjustment had no impact on previously reported total revenues or earnings.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(3)	Average sales price and volume information excludes platinum group metals ("PGMs") in catalytic converters.

(4)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the first quarter of fiscal 2017 increased by 12% compared to the prior year period primarily due to stronger demand in our export markets resulting in higher average net selling prices for ferrous scrap metal and increased export sales volumes for both ferrous and nonferrous scrap metal compared to the prior year period. Average net selling prices for shipments of ferrous scrap metal in the first quarter increased by 9% compared to the prior year period reflecting stronger export demand and higher market prices for other steel-making raw materials generally than experienced during the first quarter of fiscal 2016. Ferrous export sales volumes in the first quarter increased by 6% compared to the prior year period. Nonferrous revenues in the first quarter increased by 17% compared to the prior year period primarily due to a 22% increase in nonferrous sales volumes partially offset by lower nonferrous average net selling prices. While overall demand for recycled metals in our end-markets improved compared to the prior year period, including an upward trend in ferrous prices near the end of the first quarter, low global economic growth and the relative strength of the U.S. dollar continued to adversely impact overall market conditions.
AMR Segment Operating Income
Operating income for the first quarter of fiscal 2017 was $12 million, compared to $2 million in the first quarter of fiscal 2016. Adjusted operating income for the first quarter of fiscal 2017 was also $12 million, compared to $2 million in the first quarter of fiscal 2016. See the reconciliation of AMR adjusted operating income in Non-GAAP Financial Measures at the end of this Item 2.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Operating results in the first quarter of fiscal 2017 benefited from relatively stable ferrous average net selling prices on shipped volumes during the quarter compared to the lower and sharply declining price environment experienced during the first quarter of fiscal 2016 which had adversely impacted operating margins and overall results at AMR during the prior year period. While ferrous prices decreased leading into the first quarter of fiscal 2017 before increasing near the end of the period, the resulting adverse impact from average inventory accounting was significantly less than the adverse impact during the first quarter of fiscal 2016. AMR operating results in the first quarter of fiscal 2017 were also positively impacted by $5 million of incremental benefits from cost saving and productivity improvement measures initiated in fiscal 2015, and further expanded in subsequent periods, to reduce direct costs of production and SG&A expense. SG&A expense within AMR decreased $2 million, or 5%, in the first quarter of fiscal 2017 compared to the prior year quarter primarily resulting from reduced employee-related expense.
Steel Manufacturing Business

	Three Months Ended November 30,
($ in thousands, except for price)	2016	2015	% Change
Revenues(1)	$52,596	$71,901	(27)%

Segment operating income (loss)	$(3,081)	$2,754	NM

Finished steel average sales price ($/ST)(2)	$492	$554	(11)%
Finished steel products sold (tons, in thousands)	101	123	(18)%
Rolling mill utilization(3)	65%	68%
_____________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(3)
Rolling mill utilization for the first quarter of fiscal 2017 is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products, reflecting a decrease in the effective finished steel production capacity resulting from the decommissioning of the older rolling mill during the quarter.

SMB Segment Revenues
Revenues for the first quarter of 2017 decreased by 27% compared to the prior year period primarily due to reduced selling prices for finished steel products and lower sales volumes reflecting competition from lower-priced steel imports and customer de-stocking.
SMB Segment Operating Income (Loss)
Operating loss for the first quarter of fiscal 2017 was $3 million, compared to operating income of $3 million in the prior year period. Adjusted operating loss for the first quarter of fiscal 2017 was $3 million, compared to adjusted operating income of $3 million in the prior year period. See the reconciliation of SMB adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 2.
The decrease in operating results was primarily due to the adverse impact of lower sales volumes and selling prices falling faster than cost of goods sold on the first quarter results. Additionally, downtime associated with major equipment upgrades, commissioning and maintenance led to lower rolling mill utilization that reduced overall profitability in the first quarter by $2 million.
Through the end of fiscal 2016, SMB operated two computerized rolling mills. In the first quarter of fiscal 2017, we implemented the plan, to which we committed in August 2016, to shut down and decommission the older and less technologically advanced rolling mill, which was entered into service over 40 years ago, and which in recent years has been producing a small proportion of SMB's finished steel products. This plan was implemented in conjunction with an initiative to enhance the operating efficiency of the newer and more technologically advanced rolling mill, improve product quality, and expand its overall effective annual production capacity. In the first quarter of fiscal 2017, we recognized accelerated depreciation of less than $1 million due to shortening the useful lives of decommissioned machinery and equipment assets, which is reported within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Restructuring Charges and Other Exit-Related Activities
Consolidated operating results for the first quarter of fiscal 2017 and 2016 also included restructuring charges and other exit-related activities of less than $1 million and $2 million, respectively. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related activities in the first quarter of fiscal 2017 consisted of asset impairment charges and accelerated depreciation in connection with site closures and idled equipment. The charges incurred during the periods presented primarily pertain to restructuring initiatives announced in the second quarter of fiscal 2015 and expanded in subsequent periods (the "Q2'15 Plan"). Consolidated operating results for the periods presented also reflect benefits from cost reduction and productivity improvement measures initiated prior to the second quarter of fiscal 2015 and an immaterial amount of associated costs.
Since the beginning of fiscal 2015, we have initiated and implemented a number of cost reduction and productivity improvement measures with a targeted annual benefit of $95 million. These initiatives included those announced in the first quarter of fiscal 2015 (the "Q1'15 Plan") followed by further cost-saving and exit-related measures as part of the Q2'15 Plan targeting a combined benefit to annual operating performance of approximately $60 million, subsequently increased by $5 million in the first quarter of fiscal 2016. In the second quarter of fiscal 2016, we expanded the Q2'15 Plan initiatives by an additional $30 million.
The cost reduction and productivity improvements associated with the Q1'15 Plan are driven by a combination of revenue drivers and production and SG&A cost reduction initiatives with a targeted aggregate annual improvement of $14 million, which was achieved in fiscal 2016. The improvements to performance associated with the Q2'15 Plan include two components. The first component reflects strategic actions initiated in the second quarter of fiscal 2015 consisting of idling shredding equipment and closing seven auto parts stores at AMR to align our business to market conditions, targeting a benefit to annual operating performance of approximately $18 million, of which approximately one-third is from reduced depreciation expense. As part of the second component of the Q2'15 Plan, in April 2015, we initiated measures, and also announced the integration of the former Metals Recycling Business and Auto Parts Business into the combined AMR platform, in order to achieve operational synergies and further reduce our annual operating expenses, primarily SG&A expense, by approximately $28 million through personnel reductions, eliminating organizational layers, consolidating shared service functions and reducing other administrative costs. We expanded the Q2'15 Plan and target by initiating measures primarily in the first and second quarters of fiscal 2016 with an additional $35 million in expected benefits primarily through further reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to our operating capacity through additional facility closures, with approximately two-thirds of the target coming from a reduction in SG&A expense and the rest from a reduction in production costs, primarily at AMR.
In the first quarter of fiscal 2017, we achieved approximately $22 million in combined benefits related to the Q1'15 and Q2'15 Plans, reflecting approximately $7 million in incremental benefits compared to the prior year quarter. We expect to achieve substantially all of the combined annual improvement target of $95 million associated with these measures in fiscal 2017.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Restructuring charges and other exit-related activities incurred in connection with cost reduction and productivity improvement plans were comprised of the following (in thousands):

	Three Months Ended November 30, 2016			Three Months Ended November 30, 2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(62)	$(62)	$—	$1,161	$1,161
Contract termination costs	88	(2)	86	90	645	735
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	88	(64)	24	90	1,806	1,896
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	—	—
Total other exit-related activities	—	158	158	—	—	—
Total restructuring charges and other exit-related activities	$88	$94	$182	$90	$1,806	$1,896

Restructuring charges and other exit-related activities included in continuing operations			$201			$1,925
Restructuring charges (recoveries) and other exit-related activities included in discontinued operations			$(19)			$(29)

See Note 7 - Restructuring Charges and Other Exit-Related Activities in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.
Income Tax
Our effective tax rate from continuing operations for the first quarter of fiscal 2017 was a benefit of 8.6%, compared to a benefit of 10.5% for the prior year period.
The effective tax rate from continuing operations for the first quarter of fiscal 2017 and 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate was the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
The effective tax rate from continuing operations for fiscal 2017 is expected to be approximately 9%, subject to financial performance for the remainder of the year.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash
We had cash balances of $8 million and $27 million as of November 30, 2016 and August 31, 2016, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2016, debt was $188 million, compared to $193 million as of August 31, 2016, and debt, net of cash, was $180 million, compared to $166 million as of August 31, 2016 (refer to Non-GAAP Financial Measures below), an increase of $14 million primarily resulting from reduced cash on hand due to working capital spending. Our cash balances as of November 30, 2016 and August 31, 2016 include $6 million and $7 million, respectively, that are indefinitely reinvested in Puerto Rico and Canada.
Operating Activities
Net cash provided by operating activities in the first three months of fiscal 2017 was $6 million, compared to $41 million in the first three months of fiscal 2016.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Sources of cash in the first three months of fiscal 2017 included a $14 million increase in accounts payable due to the timing of payments. Uses of cash in the first three months of fiscal 2017 included a $13 million increase in inventory due to higher volumes on hand and the impact of timing of purchases and sales, and a $10 million decrease in accrued payroll and related liabilities primarily due to incentive compensation payments.
Sources of cash in the first three months of fiscal 2016 included a $38 million decrease in accounts receivable primarily due to reductions in recycled metal and finished steel selling prices and the timing of sales and collections, and a $5 million decrease in inventory due to the impacts of declining scrap metal purchase prices and timing of purchases and sales. Uses of cash in the first three months of fiscal 2016 included a $5 million decrease in accounts payable and an $8 million decrease in accrued payroll and related liabilities due to the timing of payments.
Investing Activities
Net cash used in investing activities was $11 million in the first three months of fiscal 2017, compared to $9 million in the first three months of fiscal 2016.
Cash used in investing activities in the first three months of fiscal 2017 included capital expenditures of $11 million to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related assets, compared to $9 million in the prior year period.
Financing Activities
Net cash used in financing activities in the first three months of fiscal 2017 was $14 million, compared to $36 million in the first three months of fiscal 2016.
Cash used in financing activities in the first three months of fiscal 2017 included $5 million in net repayments of debt (refer to Non-GAAP Financial Measures below) and $5 million for dividends, compared to $25 million and $5 million, respectively, in the prior year period. Cash used in financing activities in the first three months of fiscal 2016 also included $3 million for share repurchases.

Debt
Our senior secured revolving credit facilities, which provide for revolving loans of $335 million and C$15 million, mature in April 2021 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ended May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to our leverage ratio.
We had borrowings outstanding under the credit facilities of $183 million as of November 30, 2016 and $180 million as of August 31, 2016. The weighted average interest rate on amounts outstanding was 3.07% and 3.01% as of November 30, 2016 and August 31, 2016, respectively.
We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases and acquisitions. The credit agreement contains various representations and warranties, events of default and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the credit agreement include (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures divided by consolidated fixed charges; (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness; and (c) a consolidated asset coverage ratio, defined as the consolidated asset value of eligible assets divided by the consolidated funded indebtedness. The financial covenants require maintenance of a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the fiscal quarter ended November 30, 2016, and 1.50 to 1.00 thereafter, a maximum leverage ratio of 0.55 to 1.00, and a minimum asset coverage ratio of 0.90 to 1.00 for fiscal quarter ended November 30, 2016, and 1.00 to 1.00 thereafter.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

As of November 30, 2016, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.25 to 1.00 and was 2.42 to 1.00 as of November 30, 2016. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.28 to 1.00 as of November 30, 2016. The asset coverage ratio was required to be no less than 0.90 to 1.00 and was 1.28 to 1.00 as of November 30, 2016.
The Company's obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.
While we expect to remain in compliance with the financial covenants under the credit agreement, there can be no assurances that we will be able to do so in the event market conditions or other negative factors which adversely impact our results of operations and financial position lead to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facilities under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurances that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
As of August 31, 2016, we had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, we exercised our option to redeem the bonds prior to maturity. We repaid the bonds in full in the first quarter of fiscal 2017. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Unaudited Condensed Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the three months ended November 30, 2016 on the Unaudited Condensed Consolidated Statement of Cash Flows.
Capital Expenditures
Capital expenditures totaled $11 million for the first three months of fiscal 2017, compared to $9 million for the prior year period. We currently plan to invest in the range of $45 million in capital expenditures on maintenance and environmental compliance and safety-related projects in fiscal 2017 using cash generated from operations and available credit facilities.
Dividends
On October 27, 2016, our Board of Directors declared a dividend for the first quarter of fiscal 2017 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 21, 2016.
Environmental Compliance
Our commitment to recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $3 million in capital expenditures for environmental projects in the first three months of fiscal 2017, and plan to invest in the range of $20 million for such projects in fiscal 2017. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.
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

Off-Balance Sheet Arrangements
None.

Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At November 30, 2016, we had $8 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2016.
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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2016	August 31, 2016
Short-term borrowings	$701	$8,374
Long-term debt, net of current maturities	186,944	184,144
Total debt	187,645	192,518
Less: cash and cash equivalents	8,100	26,819
Total debt, net of cash	$179,545	$165,699
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2016	2015
Borrowings from long-term debt	$102,631	$11,439
Repayment of long-term debt	(107,491)	(35,976)
Proceeds from line of credit	—	53,500
Repayment of line of credit	—	(53,500)
Net repayments of debt	$(4,860)	$(24,537)
Adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted SMB operating income (loss), adjusted net loss from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures provides a meaningful presentation of our results from business operations excluding adjustments for other asset impairment charges, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and income tax expense (benefit) associated with these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. These non-GAAP financial measures also exclude the impact on operating results in fiscal 2015 from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously-contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in fiscal 2016, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Operations and are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of the adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted SMB operating income (loss), adjusted net loss from continuing operations attributable to SSI and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended November 30,
	2016	2015
Consolidated operating income (loss):
As reported	$587	$(4,028)
Other asset impairment charges	401	—
Restructuring charges and other exit-related activities	201	1,925
Recoveries related to the resale or modification of previously contracted shipments	(139)	—
Adjusted	$1,050	$(2,103)

AMR operating income:
As reported	$12,419	$2,036
Recoveries related to the resale or modification of previously contracted shipments	(139)	—
Adjusted	$12,280	$2,036

SMB operating income (loss):
As reported	$(3,081)	$2,754
Other asset impairment charges	401	—
Adjusted	$(2,680)	$2,754

Net loss from continuing operations attributable to SSI:
As reported	$(1,273)	$(5,231)
Other asset impairment charges	401	—
Restructuring charges and other exit-related activities	201	1,925
Recoveries related to the resale or modification of previously contracted shipments	(139)	—
Income tax expense (benefit) allocated to adjustments(1)	(40)	(311)
Adjusted	$(850)	$(3,617)

Diluted earnings (loss) per share from continuing operations attributable to SSI:
As reported	$(0.05)	$(0.19)
Other asset impairment charges, per share	0.01	—
Restructuring charges and other exit-related activities, per share	0.01	0.07
Recoveries related to the resale or modification of previously contracted shipments, per share	(0.01)	—
Income tax expense (benefit) allocated to adjustments, per share(1)	—	(0.01)
Adjusted(2)	$(0.03)	$(0.13)
____________________________

(1)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted net loss from continuing operations attributable to SSI and diluted earnings per share from continuing operations attributable to SSI is determined based on a tax provision calculated with and without the adjustments.

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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products and ferrous and nonferrous metals including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at November 30, 2016, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write-down of $5 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on AMR as of November 30, 2016.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2016.
Credit Risk
As of November 30, 2016 and August 31, 2016, 39% and 34%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 88% and 94%, respectively, was less than 60 days past due as of November 30, 2016 and August 31, 2016.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of November 30, 2016 and August 31, 2016, we did not have any derivative contracts.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. Also see Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2016, which was filed with the Securities and Exchange Commission on October 25, 2016.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in the first quarter of fiscal 2017.

10.2*	Form of Restricted Stock Unit Award Agreement used for award to certain employees on November 1, 2016 under the 1993 Stock Incentive Plan.

10.3*	Fiscal 2017 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2016 and 2015, (ii) Unaudited Condensed Consolidated Balance Sheets as of November 30, 2016, and August 31, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended November 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2016 and 2015, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 5, 2017	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 5, 2017	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations