Form 10-Q
period 2017-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2017-04-06
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2017
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
Yes  ☐    No  ☒
The Registrant had 26,841,827 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 4, 2017.

SCHNITZER STEEL INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS
Statements and information included in this Quarterly Report on Form 10-Q by Schnitzer Steel Industries, Inc. (the “Company”) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Except as noted herein or as the context may otherwise require, all references to “we,” “our,” “us,” and “SSI” refer to the Company and its consolidated subsidiaries.
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company's outlook or expected results, including pricing, margins, sales volumes and profitability; strategic direction or goals; targets; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “outlook,” “target,” “aim,” “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “may,” “will,” “should,” “could,” “opinions,” “forecasts,” “projects,” “plans,” “future,” “forward,” “potential,” “probable,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site; the cyclicality and impact of general economic conditions; instability in international markets; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and joint venture investment impairment charges; the realization of expected benefits or cost reductions associated with productivity improvement and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; changes in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of a cybersecurity incident; costs associated with compliance with environmental regulations; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 28, 2017	August 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,830	$26,819
Accounts receivable, net of allowance for doubtful accounts of $2,365 and $2,315	132,790	113,952
Inventories	168,889	132,972
Refundable income taxes	1,442	1,254
Prepaid expenses and other current assets	18,547	24,809
Total current assets	331,498	299,806
Property, plant and equipment, net of accumulated depreciation of $733,771 and $714,965	384,883	392,820
Investments in joint ventures	13,057	13,616
Goodwill	166,534	166,847
Intangibles, net of accumulated amortization of $3,596 and $3,457	4,779	4,931
Other assets	19,699	13,409
Total assets	$920,450	$891,429
Liabilities and Equity
Current liabilities:
Short-term borrowings	$676	$8,374
Accounts payable	72,641	58,439
Accrued payroll and related liabilities	26,977	29,116
Environmental liabilities	1,342	1,967
Other accrued liabilities	33,387	35,758
Total current liabilities	135,023	133,654
Deferred income taxes	17,489	16,682
Long-term debt, net of current maturities	208,801	184,144
Environmental liabilities, net of current portion	46,228	44,383
Other long-term liabilities	10,225	11,134
Total liabilities	417,766	389,997
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,842 and 26,482 shares issued and outstanding	26,842	26,482
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 306 shares issued and outstanding	200	306
Additional paid-in capital	32,965	30,948
Retained earnings	479,432	480,100
Accumulated other comprehensive loss	(40,894)	(40,115)
Total SSI shareholders’ equity	498,545	497,721
Noncontrolling interests	4,139	3,711
Total equity	502,684	501,432
Total liabilities and equity	$920,450	$891,429
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Revenues	$382,084	$289,077	$716,245	$610,275
Operating expense:
Cost of goods sold	326,804	259,670	622,696	544,524
Selling, general and administrative	43,823	33,599	81,315	72,017
(Income) loss from joint ventures	(2,220)	290	(2,632)	319
Goodwill impairment charge	—	8,845	—	8,845
Other asset impairment charges	—	18,458	401	18,458
Restructuring charges and other exit-related activities	(494)	5,291	(293)	7,216
Operating income (loss)	14,171	(37,076)	14,758	(41,104)
Interest expense	(2,097)	(2,015)	(3,838)	(3,874)
Other income, net	357	438	794	845
Income (loss) from continuing operations before income taxes	12,431	(38,653)	11,714	(44,133)
Income tax expense	(637)	(1,293)	(575)	(715)
Income (loss) from continuing operations	11,794	(39,946)	11,139	(44,848)
Loss from discontinued operations, net of tax	(95)	(1,024)	(148)	(1,089)
Net income (loss)	11,699	(40,970)	10,991	(45,937)
Net income attributable to noncontrolling interests	(662)	(275)	(1,280)	(604)
Net income (loss) attributable to SSI	$11,037	$(41,245)	$9,711	$(46,541)

Net income (loss) per share attributable to SSI:
Basic:
Income (loss) per share from continuing operations attributable to SSI	$0.40	$(1.48)	$0.36	$(1.67)
Loss per share from discontinued operations attributable to SSI	—	(0.04)	(0.01)	(0.04)
Net income (loss) per share attributable to SSI	$0.40	$(1.52)	$0.35	$(1.71)
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$0.40	$(1.48)	$0.35	$(1.67)
Loss per share from discontinued operations attributable to SSI	—	(0.04)	(0.01)	(0.04)
Net income (loss) per share attributable to SSI(1)	$0.40	$(1.52)	$0.35	$(1.71)
Weighted average number of common shares:
Basic	27,524	27,201	27,447	27,178
Diluted	27,864	27,201	27,814	27,178
Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750
 ____________________________

(1)	May not foot due to rounding.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Net income (loss)	$11,699	$(40,970)	$10,991	$(45,937)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	240	(892)	(794)	(1,901)
Cash flow hedges, net	—	—	—	240
Pension obligations, net	80	64	15	105
Total other comprehensive income (loss), net of tax	320	(828)	(779)	(1,556)
Comprehensive income (loss)	12,019	(41,798)	10,212	(47,493)
Less comprehensive income attributable to noncontrolling interests	(662)	(275)	(1,280)	(604)
Comprehensive income (loss) attributable to SSI	$11,357	$(42,073)	$8,932	$(48,097)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	2/28/2017	2/29/2016
Cash flows from operating activities:
Net income (loss)	$10,991	$(45,937)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	25,141	28,953
Exit-related (gains), asset impairments and accelerated depreciation, net	(404)	3,008
Goodwill impairment charge	—	8,845
Other asset impairment charges	401	18,458
Share-based compensation expense	5,570	2,627
Deferred income taxes	529	521
Inventory write-down	—	478
Undistributed equity in earnings of joint ventures	(2,632)	319
(Gain) loss on disposal of assets	74	(118)
Unrealized foreign exchange gain, net	(55)	(5)
Bad debt expense, net	56	140
Changes in assets and liabilities:
Accounts receivable	(24,506)	26,026
Inventories	(30,423)	12,579
Income taxes	(188)	(4)
Prepaid expenses and other current assets	4,407	2,761
Other long-term assets	18	842
Accounts payable	17,058	423
Accrued payroll and related liabilities	(2,122)	(8,799)
Other accrued liabilities	(1,021)	(3,154)
Environmental liabilities	1,274	(916)
Other long-term liabilities	(875)	86
Distributed equity in earnings of joint ventures	2,939	200
Net cash provided by operating activities	6,232	47,333
Cash flows from investing activities:
Capital expenditures	(21,542)	(15,611)
Purchase of cost method investment	(6,017)	—
Joint venture receipts, net	273	28
Proceeds from sale of assets	1,577	988
Net cash used in investing activities	(25,709)	(14,595)
Cash flows from financing activities:
Borrowings from long-term debt	245,633	49,160
Repayment of long-term debt	(228,673)	(79,456)
Proceeds from line of credit	—	115,500
Repayment of line of credit	—	(115,500)
Payment of debt issuance costs	(109)	—
Taxes paid related to net share settlement of share-based payment arrangements	(3,301)	(1,895)
Repurchase of Class A common stock	—	(3,479)
Distributions to noncontrolling interest	(852)	(971)
Dividends paid	(10,122)	(10,117)
Net cash provided by (used in) financing activities	2,576	(46,758)
Effect of exchange rate changes on cash	(88)	205
Net decrease in cash and cash equivalents	(16,989)	(13,815)
Cash and cash equivalents as of beginning of period	26,819	22,755
Cash and cash equivalents as of end of period	$9,830	$8,940
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016. The results for the three and six months ended February 28, 2017 and February 29, 2016 are not necessarily indicative of the results of operations for the entire fiscal year.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $13 million and $3 million as of February 28, 2017 and August 31, 2016, respectively.
Assets Held for Sale
An asset is classified as held for sale upon meeting certain criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell with no further adjustments for depreciation. During the second quarter of fiscal 2016, the Company recorded an impairment charge for the initial and subsequent write-down of certain equipment assets held for sale of $2 million, which is reported within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions. Assets held for sale were less than $1 million as of August 31, 2016. The Company did not have any assets held for sale as of February 28, 2017.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of fiscal 2016, the Company recorded an impairment charge on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations.
With respect to individual long-lived assets, changes in circumstances may merit a change in the estimated useful lives or salvage values of the assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's current plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the first quarter of fiscal 2017, the Company recognized accelerated depreciation primarily due to shortening the useful lives of decommissioned machinery and equipment assets. During the second quarter of fiscal 2016, the Company recognized accelerated depreciation due to shortened useful lives in connection with site closures and idled equipment.
See the Asset Impairment Charges section of this Note for tabular presentation of long-lived asset impairment charges and accelerated depreciation. Long-lived asset impairment charges and accelerated depreciation are reported in the Unaudited Condensed Consolidated Statements of Operations within (1) other asset impairment charges; (2) restructuring charges and other exit-related activities, if related to a site closure not qualifying for discontinued operations reporting; or (3) loss from discontinued operations, if related to a component of the Company qualifying for discontinued operations reporting.
Investments in Joint Ventures
A loss in value of an investment in a joint venture is recognized when the decline is other than a temporary. Management considers all available evidence to evaluate the realizable value of its investments including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the joint venture business, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once management determines that an other-than-temporary impairment exists, the investment is written down to its fair value, which establishes a new cost basis. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. During the second quarter of fiscal 2016, the Company recorded an impairment charge of $2 million related to an investment in a joint venture, which is reported within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations.
During the second quarter of fiscal 2017, one of the Company's other joint venture interests sold real estate resulting in recognition of a $6 million gain by the joint venture, $3 million of which is attributable to the Company's investment. The Company's share of the gain is reported within (income) loss from joint ventures in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2017. Based on the Company's equity in the earnings of the joint venture for the six months ended February 28, 2017, the joint venture qualifies as a significant unconsolidated subsidiary within the criteria of SEC Regulation S-X, thereby requiring separate summarized income statement information for the joint venture. The joint venture's principal business activity is real estate holdings and the foregoing real estate sale was its only significant transaction during the periods presented. For the three and six months ended February 28, 2017 and February 29, 2016, the joint venture had substantially no revenues or gross profit. For the three and six months ended February 28, 2017, the joint venture had net income of $6 million, $3 million of which is attributable to the Company's investment. For the three and six months ended February 29, 2016, the joint venture had substantially no net income.
Cost Method Investment
During the second quarter of fiscal 2017, the Company invested $6 million in a privately-held waste and recycling entity. The Company's influence over the operating and financial policies of the entity is not significant and, thus, the investment is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary impairments, certain distributions and additional investments. The investment is presented as part of the Auto and Metals Recycling ("AMR") reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The Company does not hold any other cost-method investments. As of February 28, 2017, the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment or indicators of other-than-temporary impairment.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment Charges
The following asset impairment charges, excluding goodwill impairment charges discussed below in this Note, were recorded in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Reported within other asset impairment charges(1):
Long-lived assets	$—	$7,336	$—	$7,336
Accelerated depreciation(1)	—	6,208	401	6,208
Investment in joint venture	—	1,968	—	1,968
Assets held for sale	—	1,659	—	1,659
Other assets(1)	—	1,287	—	1,287
	—	18,458	401	18,458
Reported within restructuring charges and other exit-related activities:
Long-lived assets	—	329	—	329
Accelerated depreciation	—	630	96	630
Other assets	—	1,102	62	1,102
	—	2,061	158	2,061
Reported within discontinued operations:
Long-lived assets	—	673	—	673
Accelerated depreciation	—	274	—	274
	—	947	—	947
Total	$—	$21,466	$559	$21,466
_____________________________

(1)
Other asset impairment charges were incurred in AMR, except for $401 thousand of accelerated depreciation related to the Steel Manufacturing Business ("SMB") reportable segment for the six months ended February 28, 2017, and $79 thousand of impairment charges on Other assets related to Corporate for the three and six months ended February 29, 2016.

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
During the second quarter of fiscal 2016, management identified the combination of sustained weak market conditions at such time, including the adverse effects of lower commodity selling prices and the constraining impact of the lower price environment on the supply of raw materials which negatively impacted volumes, the Company’s financial performance and a decline in the Company’s market capitalization at such time as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units. In connection with the interim impairment test performed in the second quarter of fiscal 2016, the Company used a measurement date of February 1, 2016. For a reporting unit within AMR with $9 million of goodwill as of February 1, 2016, the first step of the impairment test showed that the fair value of the reporting unit was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, the Company concluded that no implied fair value of goodwill remained for the reporting unit, resulting in an impairment of the entire carrying amount of the reporting unit's goodwill totaling $9 million. For the reporting unit within AMR carrying the remainder, or $166 million, of the Company's goodwill as of February 1, 2016, the estimated fair value of the reporting unit exceeded its carrying value by approximately 27% and, thus, the Company did not record a goodwill impairment charge.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables from suppliers. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 28, 2017. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $43 million and $40 million of open letters of credit as of February 28, 2017 and August 31, 2016, respectively.
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

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue from contracts with customers. The update will supersede the existing standard for recognizing revenue. Additional updates have been issued since May 2014 amending aspects of the initial update and providing implementation guidance. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Upon becoming effective, the Company will apply the amendments in the standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In February 2016, an accounting standard was issued that will supersede the existing lease standard and requiring a lessee to recognize a lease liability and a lease asset on its balance sheet for all leases, including those classified as operating leases under the existing lease standard. The update also expands the required quantitative and qualitative disclosures surrounding leases. This standard is effective for the Company beginning in fiscal 2020, including interim periods within that fiscal year. This standard will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In March 2016, an accounting standard update was issued that amends several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The standard is effective for the Company beginning in fiscal 2018, including interim periods within that fiscal year. Early adoption is permitted in any interim or annual period; however, if the Company elects early adoption, it must adopt all of the amendments in the same period. The Company does not expect adoption to have an immediate material impact on its consolidated financial position, results of operations and cash flows.
In August 2016, an accounting standard update was issued that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among the cash flow matters addressed in the update are payments for costs related to debt prepayments or extinguishments, payments related to settlement of certain types of debt instruments, payments of contingent consideration made after a business combination, proceeds from insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees, among others. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all of the amendments must be adopted together in the same period. The amendments will be applied using a retrospective transition method to each period presented, unless impracticable for specific cash flow matters, in which case the amendments would be applied prospectively as of the earliest date practicable. The Company is evaluating the impact of adopting this standard on its consolidated statement of cash flows.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, an accounting standard update was issued that amends the existing guidance on the accounting for the income tax effects of intra-entity transfers of assets other than inventory. Current accounting standards prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in the update require that entities recognize the income tax effects of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments do not change accounting standards for the pre-tax effects of an intra-entity asset transfer under accounting standards applicable to consolidation, or for an intra-entity transfer of inventory. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted in the first interim period of a fiscal year. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In January 2017, an accounting standard update was issued clarifying the definition of a "business" and adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in the update provide a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements in the set. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year, and is to be applied prospectively. Early application is permitted for transactions that have not, yet, been reported in the Company’s financial statements. The Company does not expect adoption to have an immediate material impact on its consolidated financial position, results of operations and cash flows.
In January 2017, an accounting standard update was issued that eliminates the second step ("Step 2") of the two-step goodwill impairment test. Under existing guidance, if the carrying amount of the reporting unit exceeds its fair value, as measured under the first step of the two-step goodwill impairment test, the entity performs Step 2. Under Step 2, an impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. Under the revised guidance, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company will early-adopt the new requirement as of the beginning of the third quarter of fiscal 2017 and will apply the amendments to future goodwill impairment tests. The Company does not expect adoption to have an immediate material impact on its consolidated financial position, results of operations and cash flows.
In March 2017, an accounting standard update was issued that modifies the presentation requirements for net periodic pension cost and net periodic postretirement benefit cost within an entity's income statement. The amendments in the update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments also require the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted beginning with the first quarter of fiscal 2018. Aspects of the update affecting income statement presentation must be applied retrospectively, while aspects affecting the capitalization of the service cost component in assets must be applied prospectively on and after the effective date. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2017	August 31, 2016
Processed and unprocessed scrap metal	$75,188	$49,061
Semi-finished goods (billets)	7,150	8,320
Finished goods	53,024	40,646
Supplies	33,527	34,945
Inventories	$168,889	$132,972

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first or second quarter of fiscal 2017 requiring an interim goodwill impairment test.
The gross change in the carrying amount of goodwill for the six months ended February 28, 2017 was as follows (in thousands):

AMR
August 31, 2016	$166,847
Foreign currency translation adjustment	(313)
February 28, 2017	$166,534
Accumulated goodwill impairment charges were $471 million as of February 28, 2017 and August 31, 2016.

Note 5 - Debt

As of August 31, 2016, the Company had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, the Company exercised its option to redeem the bonds prior to maturity. The Company repaid the bonds in full in September 2016. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Unaudited Condensed Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the six months ended February 28, 2017 on the Unaudited Condensed Consolidated Statement of Cash Flows.

Note 6 - Commitments and Contingencies

Environmental Liabilities
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.
Changes in the Company’s environmental liabilities for the six months ended February 28, 2017 were as follows (in thousands):

Reportable Segment	Balance as of August 31, 2016	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2017	Short-Term	Long-Term
Auto and Metals Recycling	$46,122	$1,483	$(162)	$47,443	$1,335	$46,108
Corporate	228	—	(101)	127	7	120
Total	$46,350	$1,483	$(263)	$47,570	$1,342	$46,228

AMR
As of February 28, 2017 and August 31, 2016, AMR had environmental liabilities of $47 million and $46 million, respectively, for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.
Portland Harbor
In December 2000, the Company was notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it is one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent the Company will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While the Company participated in certain preliminary Site study efforts, it was not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study (“RI/FS”). During fiscal 2007, the Company and certain other parties agreed to an interim settlement with the LWG under which the Company made a cash contribution to the LWG RI/FS. The Company has also joined with approximately 100 other PRPs, including the LWG members, in a voluntary process to establish an allocation of costs at the Site, including costs incurred by the LWG in the RI/FS process. The LWG members have also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.
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
A former Trustee, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit on January 30, 2017 against approximately 30 parties, including the Company, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. The Company does not have sufficient information to determine the likelihood of a loss or to estimate the amount of damages being sought or the amount of such damages that could be allocated to the Company.
On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation-related. The draft FS submitted by the LWG identified ten possible remedial alternatives which ranged in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly alternative and estimated a range of two to 28 years to implement the remedial work, depending on the selected alternative. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS in August 2015 that identified five possible remedial alternatives which ranged in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly alternative and estimated a range of four to 18 years to implement the remedial work.
In June 2016, the EPA issued its final FS and Proposed Plan for the cleanup of the in-river portion of the Site. In the Proposed Plan, the EPA identified its preferred alternative, which included a combination of dredging, capping, and enhanced natural recovery and which the EPA estimated would take approximately seven years to construct with additional time for monitored natural recovery to occur and cost an estimated $746 million (net present value). This is approximately half of the estimated $1.4 billion (net present value) cost of a very similar preferred alternative that EPA Region 10 presented to a peer review group in November 2015. The final FS identified eight possible remedial alternatives (some of which contain two disposal alternatives, for a total of 13 possible alternative remedial scenarios) which ranged in estimated cost from approximately $316 million to $677 million (net present value) for the least costly alternative to approximately $1.21 billion to $2.67 billion (net present value) for the most costly alternative that the EPA did not screen out and estimated a range of four to 19 years to implement the remedial work.
The EPA received input on its Proposed Plan from over 5,300 commenters during a 90-day public comment period that closed in September 2016. In their comments, the Company and certain other stakeholders identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments and the EPA's cost estimates, scheduling assumptions and conclusions regarding the feasibility, effectiveness and assignment of remediation technologies, including that the EPA’s FS and Proposed Plan were based on data that are more than a decade old and may not accurately represent site or background conditions.
In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies in the EPA’s FS that expands the scope of the cleanup and has an estimated cost which is significantly more than their Proposed Plan. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The Company has identified a number of concerns regarding the EPA's estimated cost and time required for the selected remedy. Because of questions regarding cost-effectiveness and other concerns, such as technical feasibility, use of stale data and the need for new baseline data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD does not determine or allocate the responsibility for remediation costs.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the ROD, the EPA acknowledged that the assumptions used to estimate costs for the selected remedy were developed based on the existing data and will be finalized during the remedial design, after design level data to refine the baseline conditions are obtained. Moreover, the ROD provides only Site-wide cost estimates and does not provide sufficient detail or ranges of certainty and finality to estimate costs for specific sediment management areas. Accordingly, the EPA has indicated and the Company anticipates that additional pre-remedial design investigative work, such as new baseline sampling and monitoring, will be conducted in order to provide a re-baseline and delineate particular remedial actions for specific areas within the Site. This re-baselining will need to occur prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA is seeking a new coalition of PRPs to perform the re-baselining and remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's ROD has raised questions and uncertainty as to when and how that allocation process will proceed.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or how the costs of the investigations and any remedy and natural resource damages will be allocated among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. The Company previously recorded a liability for its estimated share of the costs of the investigation of $1 million.
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
Other AMR Sites
As of February 28, 2017 and August 31, 2016, the Company had environmental liabilities related to various AMR sites other than Portland Harbor of $47 million and $45 million, respectively. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material at any site.
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
SMB had no environmental liabilities as of February 28, 2017 and August 31, 2016.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies
The Company is a party to various legal proceedings arising in the normal course of business. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Legal proceedings include those arising from accidents involving Company-owned vehicles, including Company tractor trailers. In some instances, such accidents and the related litigation involve accidents that have resulted in third party fatalities. It is reasonably possible that the Company may recognize additional losses in connection with such lawsuits at the time such losses are probable and can be reasonably estimated. Such losses may be material to the Company's consolidated financial statements. The Company believes that such losses, if incurred, will be substantially covered by existing insurance coverage. The Company does not anticipate that the resolution of legal proceedings arising in the normal course of business, after taking into consideration expected insurance recoveries, will have a material adverse effect on its results of operations, financial condition, or cash flows.
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
The Company incurred restructuring charges of less than $1 million during the three and six months ended February 28, 2017, and $3 million and $5 million during the three and six months ended February 29, 2016, respectively. The remaining charges relating to these initiatives are expected to be substantially incurred by the end of fiscal 2017. The significant majority of the restructuring charges require the Company to make cash payments.
In addition to the restructuring charges recorded related to these initiatives, the Company recognized a net gain from other exit-related activities of $1 million and less than $1 million during the three and six months ended February 28, 2017, respectively, primarily related to a gain recorded in the second quarter of fiscal 2017 in connection with the disposition of business assets related to the elimination of a metals recycling feeder yard operation. The Company incurred charges associated with other exit-related activities of $3 million during the three and six months ended February 29, 2016, consisting of asset impairments and accelerated depreciation of assets in connection with site closures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related activities were comprised of the following (in thousands):

	Three Months Ended February 28, 2017			Three Months Ended February 29, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$3	$3	$—	$3,185	$3,185
Contract termination costs	49	61	110	35	12	47
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	49	64	113	35	3,197	3,232
Other exit-related activities:
Asset impairments and accelerated depreciation	—	—	—	—	3,008	3,008
Gain on exit-related disposal	—	(562)	(562)	—	—	—
Total other exit-related activities	—	(562)	(562)	—	3,008	3,008
Total restructuring charges and other exit-related activities	$49	$(498)	$(449)	$35	$6,205	$6,240

Restructuring charges and other exit-related activities included in continuing operations			$(494)			$5,291
Restructuring charges and other exit-related activities included in discontinued operations			$45			$949

	Six Months Ended February 28, 2017			Six Months Ended February 29, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(59)	$(59)	$—	$4,346	$4,346
Contract termination costs	137	59	196	125	657	782
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	137	—	137	125	5,003	5,128
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	3,008	3,008
Gain on exit-related disposal	—	(562)	(562)	—	—	—
Total other exit-related activities	—	(404)	(404)	—	3,008	3,008
Total restructuring charges and other exit-related activities	$137	$(404)	$(267)	$125	$8,011	$8,136

Restructuring charges and other exit-related activities included in continuing operations			$(293)			$7,216
Restructuring charges and other exit-related activities included in discontinued operations			$26			$920

Q2'15 Plan
Total restructuring charges to date	$14,334
Total expected restructuring charges	$14,465

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following illustrates the reconciliation of the restructuring liability by major type of costs for the six months ended February 28, 2017 (in thousands):

	Q2’15 Plan				Total Charges to Date(1)	Total Expected Charges(1)
	Balance 8/31/2016	Charges	Payments and Other	Balance 2/28/2017
Severance costs	$918	$(59)	$(609)	$250	$10,216	$10,246
Contract termination costs	1,159	59	(252)	966	2,069	2,170
Other restructuring costs	—	—	—	—	2,049	2,049
Total	$2,077	$—	$(861)	$1,216	$14,334	$14,465
___________________________

(1)	Total charges to date and total expected charges by major type of cost reflect amounts related to the Q2'15 Plan only. Remaining charges related to prior plans are not material.
Restructuring charges and other exit-related activities by reportable segment and discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended		Total Charges to Date(1)	Total Expected Charges(1)
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Restructuring charges:
Auto and Metals Recycling	$68	$2,421	$113	$4,343	$9,469	$9,534
Unallocated (Corporate)	—	809	(2)	812	3,176	3,206
Discontinued operations	45	2	26	(27)	1,689	1,725
Total restructuring charges	113	3,232	137	5,128	14,334	14,465
Other exit-related activities:
Auto and Metals Recycling	(562)	2,061	(404)	2,061	4,275
Discontinued operations	—	947	—	947	3,613
Total other exit-related activities	(562)	3,008	(404)	3,008	7,888
Total restructuring charges and other exit-related activities	$(449)	$6,240	$(267)	$8,136	$22,222
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Changes in Equity

Changes in equity were comprised of the following (in thousands):

	Six Months Ended February 28, 2017			Six Months Ended February 29, 2016
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$497,721	$3,711	$501,432	$534,535	$4,016	$538,551
Net income (loss)	9,711	1,280	10,991	(46,541)	604	(45,937)
Other comprehensive loss, net of tax	(779)	—	(779)	(1,556)	—	(1,556)
Distributions to noncontrolling interests	—	(852)	(852)	—	(971)	(971)
Share repurchases	—	—	—	(3,479)	—	(3,479)
Restricted stock withheld for taxes	(3,301)	—	(3,301)	(1,895)	—	(1,895)
Share-based compensation	5,570	—	5,570	2,627	—	2,627
Dividends	(10,377)	—	(10,377)	(10,268)	—	(10,268)
Balance - February 28, 2017 and February 29, 2016 (End of period)	$498,545	$4,139	$502,684	$473,423	$3,649	$477,072

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended February 28, 2017			Three Months Ended February 29, 2016
	Foreign Currency Translation Adjustments	Pension Obligations, net	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - December 1 (Beginning of period)	$(35,573)	$(5,641)	$(41,214)	$(35,018)	$(4,232)	$—	$(39,250)
Other comprehensive income (loss) before reclassifications	240	—	240	(892)	—	—	(892)
Income tax expense	—	—	—	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	240	—	240	(892)	—	—	(892)
Amounts reclassified from accumulated other comprehensive loss	—	125	125	—	101	—	101
Income tax benefit	—	(45)	(45)	—	(37)	—	(37)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	80	80	—	64	—	64
Net periodic other comprehensive income (loss)	240	80	320	(892)	64	—	(828)
Balances - February 28, 2017 and February 29, 2016 (End of period)	$(35,333)	$(5,561)	$(40,894)	$(35,910)	$(4,168)	$—	$(40,078)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended February 28, 2017			Six Months Ended February 29, 2016
	Foreign Currency Translation Adjustments	Pension Obligations, net	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(34,539)	$(5,576)	$(40,115)	$(34,009)	$(4,273)	$(240)	$(38,522)
Other comprehensive income (loss) before reclassifications	(794)	49	(745)	(1,901)	—	—	(1,901)
Income tax expense	—	(194)	(194)	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	(794)	(145)	(939)	(1,901)	—	—	(1,901)
Amounts reclassified from accumulated other comprehensive loss	—	250	250	—	165	312	477
Income tax benefit	—	(90)	(90)	—	(60)	(72)	(132)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	160	160	—	105	240	345
Net periodic other comprehensive income (loss)	(794)	15	(779)	(1,901)	105	240	(1,556)
Balances - February 28, 2017 and February 29, 2016 (End of period)	$(35,333)	$(5,561)	$(40,894)	$(35,910)	$(4,168)	$—	$(40,078)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations for all periods presented.

Note 10 - Discontinued Operations

In fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the AMR reportable segment. During the second quarter of fiscal 2016, the Company incurred charges totaling $1 million consisting of asset impairments and accelerated depreciation of assets related to discontinued auto parts stores. Impaired assets in the second quarter of fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.
Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Revenues	$—	$—	$—	$—

Loss from discontinued operations before income taxes	$(109)	$(1,015)	$(158)	$(1,094)
Income tax (expense) benefit	14	(9)	10	5
Loss from discontinued operations, net of tax	$(95)	$(1,024)	$(148)	$(1,089)

Note 11 - Share-Based Compensation

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
In the second quarter of fiscal 2017, the Company granted deferred stock units ("DSUs") to each of its non-employee directors under the Company's 1993 Stock Incentive Plan. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 30,312 shares that will vest on the day before the Company's 2018 annual meeting, subject to continued Board service. The total value of these awards at the grant date was $1 million.

Note 12 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three and six months ended February 28, 2017 was an expense of 5.1% and 4.9%, respectively, compared to an expense of 3.3% and 1.6% for the three and six months ended February 29, 2016, respectively.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	2.1	1.6	2.0	1.5
Foreign income taxed at different rates	(2.0)	(4.5)	(1.9)	(5.1)
Non-deductible officers’ compensation	1.6	(1.1)	1.5	(0.7)
Noncontrolling interests	(3.8)	2.6	(3.7)	1.8
Research and development credits	(0.8)	0.8	(0.8)	0.6
Valuation allowance on deferred tax assets	(28.8)	(35.2)	(29.1)	(32.9)
Non-deductible goodwill	—	(0.4)	—	(0.4)
Unrecognized tax benefits	1.1	(0.9)	1.1	(0.7)
Other non-deductible expenses	0.9	—	0.8	—
Other	(0.2)	(1.2)	—	(0.7)
Effective tax rate(1)	5.1%	(3.3)%	4.9%	(1.6)%
_____________________________

(1)	For periods with reported pre-tax losses, the effect of reconciling items with positive signs is a tax benefit in excess of applying the federal statutory rate to the pre-tax loss.
The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2017 and 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate is the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.

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

Note 13 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Income (loss) from continuing operations	$11,794	$(39,946)	$11,139	$(44,848)
Net income attributable to noncontrolling interests	(662)	(275)	(1,280)	(604)
Income (loss) from continuing operations attributable to SSI	11,132	(40,221)	9,859	(45,452)
Loss from discontinued operations, net of tax	(95)	(1,024)	(148)	(1,089)
Net income (loss) attributable to SSI	$11,037	$(41,245)	$9,711	$(46,541)
Computation of shares:
Weighted average common shares outstanding, basic	27,524	27,201	27,447	27,178
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs, and RSUs	340	—	367	—
Weighted average common shares outstanding, diluted	27,864	27,201	27,814	27,178

Common stock equivalent shares of 238,767 and 220,624 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and six months ended February 28, 2017, respectively, compared to 993,799 and 925,615 common stock equivalent shares for the three and six months ended February 29, 2016, respectively.

Note 14 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $2 million for the three months ended February 28, 2017 and February 29, 2016, respectively, and $6 million for the six months ended February 28, 2017 and February 29, 2016.

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
The Company has two reportable segments: AMR and SMB.
AMR buys and processes ferrous and nonferrous metal for sale to foreign and other domestic steel producers or their representatives and to SMB, purchases ferrous metal from other processors for shipment directly to SMB, and procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. Additionally, the Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company's allocable portion of the results of these joint ventures is reported within the AMR reportable segment.
SMB operates a steel mini-mill that produces a wide range of finished steel long products using recycled metal and other raw materials.
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
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Revenues:
Auto and Metals Recycling:
Revenues	$349,369	$249,812	$654,307	$522,777
Less: Intersegment revenues	(25,576)	(19,126)	(48,949)	(42,794)
AMR external customer revenues	323,793	230,686	605,358	479,983
Steel Manufacturing Business:
Revenues	58,291	58,391	110,887	130,292
Total revenues	$382,084	$289,077	$716,245	$610,275

The table below illustrates the reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Auto and Metals Recycling	$26,359	$(26,350)	$38,778	$(24,314)
Steel Manufacturing Business	(1,746)	(1,202)	(4,827)	1,552
Segment operating income (loss)	24,613	(27,552)	33,951	(22,762)
Restructuring charges and other exit-related activities	494	(5,291)	293	(7,216)
Corporate and eliminations	(10,936)	(4,233)	(19,486)	(11,126)
Operating income (loss)	14,171	(37,076)	14,758	(41,104)
Interest expense	(2,097)	(2,015)	(3,838)	(3,874)
Other income, net	357	438	794	845
Income (loss) from continuing operations before income taxes	$12,431	$(38,653)	$11,714	$(44,133)

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	February 28, 2017	August 31, 2016
Auto and Metals Recycling(1)	$1,552,147	$1,510,688
Steel Manufacturing Business	359,728	373,130
Total segment assets	1,911,875	1,883,818
Corporate and eliminations(2)	(991,425)	(992,389)
Total assets	$920,450	$891,429
_____________________________

(1)	AMR total assets include $13 million and $14 million as of February 28, 2017 and August 31, 2016, respectively, for investments in joint ventures.

(2)	The substantial majority of Corporate and eliminations total assets is comprised of Corporate intercompany payables to the Company's operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 28, 2017 and February 29, 2016. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2016 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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
For further information regarding our reportable segments, see Note 15 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

Executive Overview of Financial Results for the Second Quarter of Fiscal 2017

We generated consolidated revenues of $382 million in the second quarter of fiscal 2017, an increase of 32% from the $289 million of consolidated revenues in the second quarter of fiscal 2016, primarily due to stronger demand in the export and domestic markets, resulting in significantly higher average net selling prices for ferrous scrap metal and increased sales volumes compared to the prior year period.
Consolidated operating income was $14 million in the second quarter of fiscal 2017, compared to consolidated operating loss of $37 million in the second quarter of fiscal 2016. Adjusted consolidated operating income in the second quarter of fiscal 2017 was $13 million, compared to adjusted consolidated operating loss of $4 million in the second quarter of fiscal 2016. Adjusted results in the second quarter of fiscal 2017 exclude the impact of restructuring charges and other exit-related activities and benefits from contract settlements, and in the second quarter of fiscal 2016 exclude the impact of a goodwill impairment charge, other asset impairment charges, and restructuring charges and other exit-related activities. See the reconciliation of adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 2.
Operating results in the second quarter of fiscal 2017 benefited from significantly higher ferrous average net selling prices on shipped volumes compared to the prior year period driven by sharp increases in export and domestic ferrous prices leading into the quarter. This compares to the significantly lower and sharply declining price environment experienced during the second quarter of fiscal 2016 which had adversely impacted operating margins and overall results at AMR during the prior year period. The higher price environment during the second quarter of fiscal 2017 positively impacted the spread between direct purchase costs and selling prices of recycled metal and led to an increase in the supply of scrap metal including end-of-life vehicles, which resulted in increased processed volumes and improved operating margins at AMR. Further, average inventory costs did not increase as quickly as purchase costs for scrap metal during the second quarter of fiscal 2017 resulting in a benefit to cost of goods sold and additional benefit to operating margins. This compares to an adverse impact from average inventory accounting in the second quarter of fiscal 2016. SMB reported an operating loss for the second quarter of fiscal 2017 of $2 million, compared to $1 million for the prior year period. SMB operating results for both periods were adversely impacted by low sales volumes reflecting the effects of competition from steel imports, with operating results in the second quarter of fiscal 2017 also adversely impacted by steel-making raw material costs increasing faster than finished steel selling prices and higher beginning inventory costs associated with increasing production after completing major equipment upgrades in the prior quarter.
Operating results in the second quarter of fiscal 2016 were also adversely impacted by a non-cash goodwill impairment charge of $9 million in a reporting unit within AMR and non-cash impairment charges and accelerated depreciation of $21 million on certain long-lived and other assets primarily at AMR. See Results of Operations, Asset Impairment Charges in this Item 2 for further details on asset impairment charges.
Consolidated selling, general and administrative ("SG&A") expense in the second quarter of fiscal 2017 increased by $10 million, or 30%, compared to the prior year period primarily due to an increase in incentive compensation accruals resulting from improved financial performance and, to a lesser extent, increased environmental liabilities. These increases were partially offset by incremental benefits from cost saving and productivity improvement measures.
In recent years, we implemented a number of cost reduction and productivity improvement measures to more closely align our business to market conditions. The combined benefit of the measures initiated since the beginning of fiscal 2015 represents a targeted annual improvement to operating performance of approximately $95 million, of which $78 million had been achieved in total by the end of fiscal 2016. In the second quarter of fiscal 2017, we achieved approximately $23 million in combined benefits related to these measures, including approximately $6 million in incremental benefits compared to the prior year quarter. We expect to achieve substantially all of the remainder of the annual improvement target of $95 million associated with these measures by the end of fiscal 2017. Charges incurred in connection with the foregoing initiatives are discussed in Results of Operations, Restructuring Charges and Other Exit-Related Activities in this Item 2.
Net income from continuing operations attributable to SSI in the second quarter of fiscal 2017 was $11 million, or $0.40 per diluted share, compared to net loss of $40 million, or $(1.48) per diluted share, in the prior year period. Adjusted net income from continuing operations attributable to SSI in the second quarter of fiscal 2017 was $10 million, or $0.37 per diluted share, compared to adjusted net loss of $7 million, or $(0.25) per diluted share, in the prior year period. See the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of this Item 2.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following items further highlight selected liquidity and capital structure metrics:

•	For the first six months of fiscal 2017, net cash provided by operating activities of $6 million, compared to $47 million in the prior year period;

•	Debt of $209 million as of February 28, 2017, compared to $193 million as of August 31, 2016; and

•
Debt, net of cash, of $200 million as of February 28, 2017, compared to $166 million as of August 31, 2016 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended			Six Months Ended
($ in thousands)	2/28/2017	2/29/2016	% Change	2/28/2017	2/29/2016	% Change
Revenues:
Auto and Metals Recycling	$349,369	$249,812	40%	$654,307	$522,777	25%
Steel Manufacturing Business	58,291	58,391	—%	110,887	130,292	(15)%
Intercompany revenue eliminations(1)	(25,576)	(19,126)	34%	(48,949)	(42,794)	14%
Total revenues	382,084	289,077	32%	716,245	610,275	17%
Cost of goods sold:
Auto and Metals Recycling	293,403	222,728	32%	559,414	465,120	20%
Steel Manufacturing Business	58,458	58,195	—%	112,167	125,674	(11)%
Intercompany cost of goods sold eliminations(1)	(25,057)	(21,253)	18%	(48,885)	(46,270)	6%
Total cost of goods sold	326,804	259,670	26%	622,696	544,524	14%
Selling, general and administrative expense:
Auto and Metals Recycling	31,814	25,886	23%	58,757	54,335	8%
Steel Manufacturing Business	1,579	1,398	13%	3,146	3,066	3%
Corporate(2)	10,430	6,315	65%	19,412	14,616	33%
Total selling, general and administrative expense	43,823	33,599	30%	81,315	72,017	13%
(Income) loss from joint ventures:
Auto and Metals Recycling	(2,207)	324	NM	(2,642)	412	NM
Change in intercompany profit elimination(3)	(13)	(34)	(62)%	10	(93)	NM
Total (income) loss from joint ventures	(2,220)	290	NM	(2,632)	319	NM
Goodwill impairment charge:
Auto and Metals Recycling	—	8,845	NM	—	8,845	NM
Other asset impairment charges:
Auto and Metals Recycling	—	18,379	NM	—	18,379	NM
Steel Manufacturing Business	—	—	NM	401	—	NM
Corporate	—	79	NM	—	79	NM
Total other asset impairment charges	—	18,458	NM	401	18,458	(98)%
Operating income (loss):
Auto and Metals Recycling	26,359	(26,350)	NM	38,778	(24,314)	NM
Steel Manufacturing Business	(1,746)	(1,202)	45%	(4,827)	1,552	NM
Segment operating income (loss)	24,613	(27,552)	NM	33,951	(22,762)	NM
Restructuring charges and other exit-related activities(4)	494	(5,291)	NM	293	(7,216)	NM
Corporate expense(2)	(10,430)	(6,394)	63%	(19,412)	(14,695)	32%
Change in intercompany profit elimination(5)	(506)	2,161	NM	(74)	3,569	NM
Total operating income (loss)	$14,171	$(37,076)	NM	$14,758	$(41,104)	NM
_____________________________
NM = Not Meaningful

(1)	AMR sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. market prices. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

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
We operate our business across two reportable segments: AMR and SMB. Additional financial information relating to these reportable segments is contained in Note 15 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Auto and Metals Recycling

	Three Months Ended			Six Months Ended
($ in thousands, except for prices)	2/28/2017	2/29/2016	% Change	2/28/2017	2/29/2016	% Change
Ferrous revenues	$230,177	$140,126	64%	$413,931	$303,539	36%
Nonferrous revenues(1)	91,512	80,068	14%	182,448	157,658	16%
Retail and other revenues(1)	27,680	29,618	(7)%	57,928	61,580	(6)%
Total segment revenues	349,369	249,812	40%	$654,307	522,777	25%

Segment operating income (loss)	$26,359	$(26,350)	NM	$38,778	$(24,314)	NM

Average ferrous recycled metal sales prices ($/LT):(2)
Domestic	$241	$161	50%	$213	$170	25%
Foreign	$252	$174	45%	$227	$177	28%
Average	$248	$169	47%	$222	$175	27%
Ferrous sales volume (LT, in thousands):
Domestic	310	282	10%	598	572	5%
Foreign	542	455	19%	1,088	970	12%
Total ferrous sales volume (LT, in thousands)	852	737	16%	1,686	1,542	9%
Average nonferrous sales price ($/pound)(2)(3)	$0.65	$0.59	10%	$0.61	$0.61	—%
Nonferrous sales volumes (pounds, in thousands)(3)	122,554	123,675	(1)%	258,611	234,753	10%
Cars purchased (in thousands)(4)	96	70	37%	190	147	29%
Number of auto parts stores at period end	52	55	(5)%	52	55	(5)%
Outbound freight in cost of goods sold	$22,501	$19,196	17%	$46,837	$41,353	13%
_____________________________
NM = Not Meaningful
LT = Long Ton equivalent to 2,240 pounds

(1)
An adjustment of certain intrasegment items was made between nonferrous revenues and retail and other revenues for the three and six months ended February 29, 2016 to conform to the presentation for the three and six months ended February 28, 2017. The adjustment had no impact on previously reported total revenues or earnings.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(3)	Average sales price and volume information excludes platinum group metals ("PGMs") in catalytic converters.

(4)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the second quarter and first six months of fiscal 2017 increased by 40% and 25%, respectively, compared to the same periods in the prior year primarily due to stronger demand in the export and domestic markets, resulting in significantly higher average net selling prices for ferrous scrap metal and increased sales volumes compared to the prior year periods. Average net selling prices for shipments of ferrous scrap metal in the second quarter and first six months of fiscal 2017 increased by 47% and 27%, respectively, compared to the same periods in the prior year driven primarily by sharp increases in export and domestic ferrous prices leading into the second quarter reflecting overall stronger market conditions for recycled ferrous metals and higher market prices for other steel-making raw materials. Ferrous sales volumes in the second quarter and first six months of fiscal 2017 also increased by 16% and 9%, respectively, compared to the same periods in the prior year primarily due to improved market conditions. Additionally, nonferrous revenues in the second quarter of fiscal 2017 increased by 14% compared to the prior year period primarily due to higher nonferrous average net selling prices, and for the first six months of fiscal 2017 increased by 16% compared to the prior year period primarily due to higher sales volumes and improved product mix.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Operating Income (Loss)
Operating income for the second quarter and first six months of fiscal 2017 was $26 million and $39 million, respectively, compared to operating loss of $26 million and $24 million, respectively, in the second quarter and first six months of fiscal 2016. Adjusted operating income for the second quarter and first six months of fiscal 2017 was $26 million and $38 million, respectively, compared to adjusted operating income of $1 million and $3 million, respectively, in the second quarter and first six months of fiscal 2016. See the reconciliation of AMR adjusted operating income in Non-GAAP Financial Measures at the end of this Item 2.
Operating results in the second quarter and first six months of fiscal 2017 benefited from significantly higher ferrous average net selling prices on shipped volumes compared to the prior year periods driven by sharp increases in export and domestic ferrous prices leading into the second quarter. This compares to the significantly lower and sharply declining price environment experienced during the comparable periods of fiscal 2016 which had adversely impacted operating margins and overall results at AMR during the prior year periods. The higher price environment during the second quarter and first six months of fiscal 2017 positively impacted the spread between direct purchase costs and selling prices of recycled metal and led to an increase in the supply of scrap metal including end-of-life vehicles, which resulted in increased processed volumes and improved operating margins at AMR. Further, primarily during the second quarter, average inventory costs did not increase as quickly as purchase costs for scrap metal resulting in a benefit to cost of goods sold for the second quarter and first six months of fiscal 2017 and an additional improvement to operating margins. This compares to an adverse impact from average inventory accounting in the prior year periods. Generally, in periods of sharply rising prices such as reflected in AMR's operating results during the second quarter of fiscal 2017, average inventory costs do not adjust as quickly as selling prices, causing a positive impact to operating margins. When selling prices decline, AMR's operating margins typically compress.
Operating results in the second quarter and first six months of fiscal 2016 were also adversely impacted by a non-cash goodwill impairment charge of $9 million in a reporting unit within AMR and non-cash impairment charges and accelerated depreciation of $18 million on certain long-lived and other assets at AMR. See Results of Operations, Asset Impairment Charges in this Item 2 for further details on asset impairment charges. The second quarter and first six months of fiscal 2017 also benefited from improved joint venture income compared to the prior year periods driven primarily by a real estate sale at one joint venture during the second quarter resulting in recognition of a gain of $3 million at AMR.
AMR selling, general and administrative ("SG&A") expense in the second quarter and first six months of fiscal 2017 increased by $6 million and $4 million, or 23% and 8%, respectively, compared to the prior year periods primarily due to an increase in incentive compensation accruals in the second quarter resulting from improved financial performance and, to a lesser extent, increased environmental liabilities. These increases were partially offset by incremental benefits from cost saving and productivity improvement measures initiated in fiscal 2015, and further expanded in subsequent periods, to reduce direct costs of production and SG&A expense. AMR operating results in the second quarter and first six months of fiscal 2017 were positively impacted by $4 million and $9 million, respectively, of incremental benefits from these measures.
Steel Manufacturing Business

	Three Months Ended			Six Months Ended
($ in thousands, except for price)	2/28/2017	2/29/2016	% Change	2/28/2017	2/29/2016	% Change
Revenues(1)	$58,291	$58,391	—%	$110,887	$130,292	(15)%

Segment operating income (loss)	$(1,746)	$(1,202)	45%	$(4,827)	$1,552	NM

Finished steel average sales price ($/ST)(2)	$517	$504	3%	$505	$530	(5)%
Finished steel products sold (tons, in thousands)	106	110	(4)%	207	233	(11)%
Rolling mill utilization(3)	89%	61%	46%	77%	64%	20%
_____________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(3)
Rolling mill utilization for the second quarter and first six months of fiscal 2017 is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products, reflecting a decrease in the effective finished steel production capacity resulting from the decommissioning of the older rolling mill during the first quarter of fiscal 2017.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SMB Segment Revenues
Revenues in the first six months of fiscal 2017 decreased by 15% compared to the same period in the prior year and were relatively consistent quarter-over-quarter. Both periods of fiscal 2017 were adversely impacted by lower sales volumes compared to the prior year periods reflecting the effects of competition from lower-priced steel imports. In the second quarter of fiscal 2017, the impact of lower sales volumes was partially offset by higher selling prices for finished steel products compared to the prior year period driven primarily by increased steel-making raw material costs during the quarter.
SMB Segment Operating Income (Loss)
Operating loss for the second quarter of fiscal 2017 was $2 million, compared to $1 million in the prior year period. Operating results for both periods were adversely impacted by low sales volumes reflecting competition from imported steel products. The decrease in operating results quarter-over-quarter was primarily due to the combination of lower sales volumes, steel-making raw material costs increasing faster than finished steel selling prices, and higher beginning inventory costs associated with increasing production after completing major equipment upgrades in the prior quarter.
Operating loss for the first six months of fiscal 2017 was $5 million, compared to operating income of $2 million in the prior year period. Adjusted operating loss for the first six months of fiscal 2017 was $4 million, compared to adjusted operating income of $2 million in the prior year period. See the reconciliation of SMB adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 2. The decrease in operating results was primarily due to the adverse impact of lower sales volumes and the downtime and costs associated with major equipment upgrades during the first quarter of fiscal 2017. Operating results for both periods were adversely impacted by periods of selling prices for finished steel products falling faster than cost of goods sold, resulting in compressed operating margins and lower overall operating results.
Through the end of fiscal 2016, SMB operated two computerized rolling mills. In the first quarter of fiscal 2017, we implemented a plan that we committed to in August 2016 to shut down and decommission the older rolling mill, which was entered into service over 40 years ago, and which in recent years had been producing a small proportion of SMB's finished steel products. This plan was implemented in conjunction with an initiative to enhance the operating efficiency of the newer and more technologically advanced rolling mill, improve product quality, and expand its overall effective annual production capacity. In the first quarter of fiscal 2017, we recognized accelerated depreciation of less than $1 million due to shortening the useful lives of decommissioned machinery and equipment assets, which is reported within other asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Asset Impairment Charges
During the periods presented, we recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets. Impairment charges and accelerated depreciation, excluding goodwill impairment charges, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Reported within other asset impairment charges(1):
Long-lived assets	$—	$7,336	$—	$7,336
Accelerated depreciation(1)	—	6,208	401	6,208
Investment in joint venture	—	1,968	—	1,968
Assets held for sale	—	1,659	—	1,659
Other assets(1)	—	1,287	—	1,287
	—	18,458	401	18,458
Reported within restructuring charges and other exit-related activities:
Long-lived assets	—	329	—	329
Accelerated depreciation	—	630	96	630
Other assets	—	1,102	62	1,102
	—	2,061	158	2,061
Reported within discontinued operations:
Long-lived assets	—	673	—	673
Accelerated depreciation	—	274	—	274
	—	947	—	947
Total	$—	$21,466	$559	$21,466
_____________________________

(1)
Other asset impairment charges were incurred in AMR, except for $401 thousand of accelerated depreciation related to SMB for the six months ended February 28, 2017, and $79 thousand of impairment charges on Other assets related to Corporate for the three and six months ended February 29, 2016.

Corporate
Corporate expense is comprised almost entirely of unallocated SG&A expense for management and certain administrative services that benefit both reportable segments. Corporate SG&A expense for the second quarter and first six months of fiscal 2017 was $10 million and $19 million, respectively, compared to $6 million and $15 million, respectively, for the comparable periods of fiscal 2016. The higher levels of expense are primarily due to an increase in incentive compensation accruals in the second quarter resulting from improved financial performance and, to a lesser extent, increased professional services expense.
Restructuring Charges and Other Exit-Related Activities
Consolidated operating results for the second quarter and first six months of fiscal 2017 included a net benefit from restructuring charges and other exit-related activities of less than $1 million, compared to net charges of $5 million and $7 million, respectively, in the same periods in the prior year. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related activities in the second quarter and first six months of fiscal 2017 consisted primarily of a gain recorded in connection with the disposition of business assets related to the elimination of a metals recycling feeder yard operation. Other exit-related activities in the second quarter and first six months of fiscal 2016 consisted of asset impairments and accelerated depreciation related to site closures. The charges incurred during the periods presented primarily pertain to restructuring initiatives announced in the second quarter of fiscal 2015 and expanded in subsequent periods (the "Q2'15 Plan"). Consolidated operating results for the periods presented also reflect benefits from cost reduction and productivity improvement measures initiated prior to the second quarter of fiscal 2015 and an immaterial amount of associated costs.
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
In the second quarter and first six months of fiscal 2017, we achieved approximately $23 million and $45 million, respectively, in combined benefits related to the Q1'15 and Q2'15 Plans, including approximately $6 million and $13 million, respectively, in incremental benefits compared to the prior year periods. We expect to achieve substantially all of the combined annual improvement target of $95 million associated with these measures by the end of fiscal 2017.
Restructuring charges and other exit-related activities incurred in connection with cost reduction and productivity improvement plans were comprised of the following (in thousands):

	Three Months Ended February 28, 2017			Three Months Ended February 29, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$3	$3	$—	$3,185	$3,185
Contract termination costs	49	61	110	35	12	47
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	49	64	113	35	3,197	3,232
Other exit-related activities:
Asset impairments and accelerated depreciation	—	—	—	—	3,008	3,008
Gain on exit-related disposal	—	(562)	(562)	—	—	—
Total other exit-related activities	—	(562)	(562)	—	3,008	3,008
Total restructuring charges and other exit-related activities	$49	$(498)	$(449)	$35	$6,205	$6,240

Restructuring charges and other exit-related activities included in continuing operations			$(494)			$5,291
Restructuring charges and other exit-related activities included in discontinued operations			$45			$949

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

	Six Months Ended February 28, 2017			Six Months Ended February 29, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(59)	$(59)	$—	$4,346	$4,346
Contract termination costs	137	59	196	125	657	782
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	137	—	137	125	5,003	5,128
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	3,008	3,008
Gain on exit-related disposal	—	(562)	(562)	—	—	—
Total other exit-related activities	—	(404)	(404)	—	3,008	3,008
Total restructuring charges and other exit-related activities	$137	$(404)	$(267)	$125	$8,011	$8,136

Restructuring charges and other exit-related activities included in continuing operations			$(293)			$7,216
Restructuring charges and other exit-related activities included in discontinued operations			$26			$920

See Note 7 - Restructuring Charges and Other Exit-Related Activities in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.
Income Tax
Our effective tax rate from continuing operations for the second quarter and first six months of fiscal 2017 was an expense of 5.1% and 4.9%, respectively, compared to an expense of 3.3% and 1.6% for the comparable prior year periods.
The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2017 and 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate was the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
The valuation allowances on our deferred tax assets are the result of negative objective evidence, including the effects of historical losses in our tax jurisdictions, outweighing positive objective and subjective evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses. We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed.
The effective tax rate from continuing operations for fiscal 2017 is expected to be approximately 5%, subject to financial performance for the remainder of the year.

Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $10 million and $27 million as of February 28, 2017 and August 31, 2016, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2017, debt was $209 million, compared to $193 million as of August 31, 2016, and debt, net of cash, was $200 million, compared to $166

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

million as of August 31, 2016 (refer to Non-GAAP Financial Measures below). Debt, net of cash, increased by $34 million primarily due to higher working capital levels.
Operating Activities
Net cash provided by operating activities in the first six months of fiscal 2017 was $6 million, compared to $47 million in the first six months of fiscal 2016.
Uses of cash in the first six months of fiscal 2017 included a $30 million increase in inventory due to higher raw material purchase prices, higher volumes on hand and the impact of timing of purchases and sales, and a $25 million increase in accounts receivable primarily due to increases in recycled metal selling prices and sales volumes and the timing of sales and collections. Sources of cash in the first six months of fiscal 2017 included a $17 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments.
Sources of cash in the first six months of fiscal 2016 included a $26 million decrease in accounts receivable primarily due to reductions in recycled metal and finished steel selling prices and the timing of sales and collections, and a $13 million decrease in inventory due to the impacts of declining scrap metal purchase prices and timing of purchases and sales. Uses of cash in the first six months of fiscal 2016 included a $9 million decrease in accrued payroll and related liabilities due to the timing of payments.
Investing Activities
Net cash used in investing activities was $26 million in the first six months of fiscal 2017, compared to $15 million in the first six months of fiscal 2016.
Cash used in investing activities in the first six months of fiscal 2017 included capital expenditures of $22 million to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related assets, compared to $16 million in the prior year period. Cash used in investing activities in the first six months of fiscal 2017 also included the purchase of a cost-method investment for $6 million.
Financing Activities
Net cash provided by financing activities in the first six months of fiscal 2017 was $3 million, compared to net cash used in financing activities of $47 million in the first six months of fiscal 2016.
Cash flows from financing activities in the first six months of fiscal 2017 included $17 million in net borrowings from debt, compared to $30 million in net repayments of debt in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2017 and 2016 also included $10 million for dividends. Cash used in financing activities in the first six months of fiscal 2016 also included $3 million for share repurchases.
Debt
Our senior secured revolving credit facilities, which provide for revolving loans of $335 million and C$15 million, mature in April 2021 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ended May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to our leverage ratio.
We had borrowings outstanding under the credit facilities of $205 million as of February 28, 2017 and $180 million as of August 31, 2016. The weighted average interest rate on amounts outstanding was 3.02% and 3.01% as of February 28, 2017 and August 31, 2016, respectively.
We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. The credit agreement contains various representations and warranties, events of default and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the credit agreement include (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures divided by consolidated fixed charges; (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
As of February 28, 2017, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.09 to 1.00 as of February 28, 2017. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.30 to 1.00 as of February 28, 2017. The asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.25 to 1.00 as of February 28, 2017.
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
As of August 31, 2016, we had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, we exercised our option to redeem the bonds prior to maturity. We repaid the bonds in full in the first quarter of fiscal 2017. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Unaudited Condensed Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the six months ended February 28, 2017 on the Unaudited Condensed Consolidated Statement of Cash Flows.
Capital Expenditures
Capital expenditures totaled $22 million for the first six months of fiscal 2017, compared to $16 million for the prior year period. We currently plan to invest in the range of $45 million in capital expenditures on maintenance and environmental compliance and safety-related projects in fiscal 2017 using cash generated from operations and available credit facilities.
Dividends
On January 26, 2017, our Board of Directors declared a dividend for the second quarter of fiscal 2017 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 21, 2017.
Environmental Compliance
Our commitment to recycling and operating our business in an environmentally responsible manner requires us to continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $7 million in capital expenditures for environmental projects in the first six months of fiscal 2017, and plan to invest in the range of $20 million for such projects in fiscal 2017. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). See Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 28, 2017, we had $8 million outstanding under these arrangements.

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
The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2017	August 31, 2016
Short-term borrowings	$676	$8,374
Long-term debt, net of current maturities	208,801	184,144
Total debt	209,477	192,518
Less: cash and cash equivalents	9,830	26,819
Total debt, net of cash	$199,647	$165,699
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended
	2/28/2017	2/29/2016
Borrowings from long-term debt	$245,633	$49,160
Repayment of long-term debt	(228,673)	(79,456)
Proceeds from line of credit	—	115,500
Repayment of line of credit	—	(115,500)
Net borrowings (repayments) of debt	$16,960	$(30,296)
Adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted SMB operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures provides a meaningful presentation of our results from business operations excluding adjustments for a goodwill impairment charge, other asset impairment charges, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and income tax expense (benefit) associated with these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously-contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Operations and are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted SMB operating income (loss), adjusted income (loss) from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Consolidated operating income (loss):
As reported	$14,171	$(37,076)	$14,758	$(41,104)
Goodwill impairment charge	—	8,845	—	8,845
Other asset impairment charges	—	18,458	401	18,458
Restructuring charges and other exit-related activities	(494)	5,291	(293)	7,216
Recoveries related to the resale or modification of previously contracted shipments	(417)	—	(556)	—
Adjusted	$13,260	$(4,482)	$14,310	$(6,585)

AMR operating income:
As reported	$26,359	$(26,350)	$38,778	$(24,314)
Goodwill impairment charge	—	8,845	—	8,845
Other asset impairment charges	—	18,379	—	18,379
Recoveries related to the resale or modification of previously contracted shipments	(417)	—	(556)	—
Adjusted	$25,942	$874	$38,222	$2,910

SMB operating income (loss):
As reported	$(1,746)	$(1,202)	$(4,827)	$1,552
Other asset impairment charges	—	—	401	—
Adjusted	$(1,746)	$(1,202)	$(4,426)	$1,552

Income (loss) from continuing operations attributable to SSI:
As reported	$11,132	$(40,221)	$9,859	$(45,452)
Goodwill impairment charge	—	8,845	—	8,845
Other asset impairment charges	—	18,458	401	18,458
Restructuring charges and other exit-related activities	(494)	5,291	(293)	7,216
Recoveries related to the resale or modification of previously contracted shipments	(417)	—	(556)	—
Income tax expense (benefit) allocated to adjustments(1)	46	866	6	554
Adjusted	$10,267	$(6,761)	$9,417	$(10,379)

Diluted earnings (loss) per share from continuing operations attributable to SSI:
As reported	$0.40	$(1.48)	$0.35	$(1.67)
Goodwill impairment charge, per share	—	0.33	—	0.33
Other asset impairment charges, per share	—	0.68	0.01	0.68
Restructuring charges and other exit-related activities, per share	(0.02)	0.19	(0.01)	0.27
Recoveries related to the resale or modification of previously contracted shipments, per share	(0.01)	—	(0.02)	—
Income tax expense (benefit) allocated to adjustments, per share(1)	—	0.03	—	0.02
Adjusted(2)	$0.37	$(0.25)	$0.34	$(0.38)
____________________________

(1)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted income (loss) from continuing operations attributable to SSI and diluted earnings (loss) per share from continuing operations attributable to SSI is determined based on a tax provision calculated with and without the adjustments.

(2)	May not foot due to rounding.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products and ferrous and nonferrous metals including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at February 28, 2017, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write-down of $4 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on AMR as of February 28, 2017.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2016.
Credit Risk
As of February 28, 2017 and August 31, 2016, 31% and 34%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 92% and 94%, respectively, was less than 60 days past due as of February 28, 2017 and August 31, 2016.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of February 28, 2017 and August 31, 2016, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2016, which was filed with the Securities and Exchange Commission on October 25, 2016, except for the following:
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that we are one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent we will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site.
While we participated in certain preliminary Site study efforts, we were not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study (“RI/FS”). During fiscal 2007, we and certain other parties agreed to an interim settlement with the LWG under which we made a cash contribution to the LWG RI/FS. We have also joined with approximately 100 other PRPs, including the LWG members, in a voluntary process to establish an allocation of costs at the Site, including costs incurred by the LWG in the RI/FS process. The LWG members have also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.
In January 2008, the Natural Resource Damages Trustee Council (“Trustees”) for Portland Harbor invited us and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustees and the PRPs, a funding and participation agreement was negotiated under which the participating PRPs agreed to fund the first phase of the natural resource damage assessment. We joined in that Phase I agreement and paid a portion of those costs. We did not participate in funding the second phase of the natural resource damage assessment.
A former Trustee, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit on January 30, 2017 against approximately 30 parties, including us, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. We do not have sufficient information to determine the likelihood of a loss or to estimate the amount of damages being sought or the amount of such damages that could be allocated to us.
On March 30, 2012, the LWG submitted to the EPA and made available on its website a draft feasibility study (“FS”) for the Site based on approximately ten years of work and $100 million in costs classified by the LWG as investigation-related. The draft FS submitted by the LWG identified ten possible remedial alternatives which ranged in estimated cost from approximately $170 million to $250 million (net present value) for the least costly alternative to approximately $1.08 billion to $1.76 billion (net present value) for the most costly alternative and estimated a range of two to 28 years to implement the remedial work, depending on the selected alternative. However, the EPA largely rejected this draft FS, and took over the drafting process. The EPA provided their revised draft FS in August 2015 that identified five possible remedial alternatives which ranged in estimated cost from approximately $550 million to $1.19 billion (net present value) for the least costly alternative to approximately $1.71 billion to $3.67 billion (net present value) for the most costly alternative and estimated a range of four to 18 years to implement the remedial work.
In June 2016, the EPA issued its final FS and Proposed Plan for the cleanup of the in-river portion of the Site. In the Proposed Plan, the EPA identified its preferred alternative, which included a combination of dredging, capping, and enhanced natural recovery and which the EPA estimated would take approximately seven years to construct with additional time for monitored natural recovery to occur and cost an estimated $746 million (net present value). This is approximately half of the estimated $1.4 billion (net present value) cost of a very similar preferred alternative that EPA Region 10 presented to a peer review group in November 2015. The final FS identified eight possible remedial alternatives (some of which contain two disposal alternatives, for a total of 13 possible alternative remedial scenarios) which ranged in estimated cost from approximately $316 million to $677 million (net present value) for the least costly alternative to approximately $1.21 billion to $2.67 billion (net present value) for the most costly alternative that the EPA did not screen out and estimated a range of four to 19 years to implement the remedial work.
The EPA received input on its Proposed Plan from over 5,300 commenters during a 90-day public comment period that closed in September 2016. In their comments, we and certain other stakeholders identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments and the EPA's cost estimates, scheduling assumptions and conclusions regarding the feasibility, effectiveness and assignment of remediation technologies, including that the EPA’s FS and Proposed Plan were based on data that are more than a decade old and may not accurately represent site or background conditions.
In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies in the EPA’s FS that expands the scope of the cleanup and has an estimated cost which is significantly more than their Proposed Plan. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. We have identified a number of concerns regarding the EPA's estimated cost and time required for the selected remedy. Because of questions regarding cost-effectiveness and other concerns, such as technical feasibility, use of stale data and the need for new baseline data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD does not determine or allocate the responsibility for remediation costs.
In the ROD, the EPA acknowledged that the assumptions used to estimate costs for the selected remedy were developed based on the existing data and will be finalized during the remedial design, after design level data to refine the baseline conditions are obtained. Moreover, the ROD provides only Site-wide cost estimates and does not provide sufficient detail or ranges of certainty and finality to estimate costs for specific sediment management areas. Accordingly, the EPA has indicated and we anticipate that additional pre-remedial design investigative work, such as new baseline sampling and monitoring, will be conducted in order to provide a re-baseline and delineate particular remedial actions for specific areas within the Site. This re-baselining will need to occur prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA is seeking a new coalition of PRPs to perform the re-baselining and remedial design activities. Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the EPA’s selected remedy will be determined in a separate allocation process. While an allocation process is currently underway, the EPA's ROD has raised questions and uncertainty as to when and how that allocation process will proceed.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or how the costs of the investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Summary Sheet for 2017 Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2017 and February 29, 2016, (ii) Unaudited Condensed Consolidated Balance Sheets as of February 28, 2017 and August 31, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended February 28, 2017 and February 29, 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2017 and February 29, 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 6, 2017	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 6, 2017	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations