Form 10-Q
period 2017-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2017-06-26
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2017
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The Registrant had 26,857,525 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 22, 2017.

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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company's outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; strategic direction or goals; targets; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our most recent Annual Report on Form 10-K, as supplemented in "Item 1A. Risk Factors" in Part II of subsequent Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; instability in international markets; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and joint venture investment impairment charges; the realization of expected benefits or cost reductions associated with productivity improvement and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; changes in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; costs associated with compliance with environmental regulations; inability to obtain or renew business licenses and permits; compliance with greenhouse gas emission regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2017	August 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,209	$26,819
Accounts receivable, net of allowance for doubtful accounts of $2,267 and $2,315	127,457	113,952
Inventories	165,832	132,972
Refundable income taxes	2,189	1,254
Prepaid expenses and other current assets	23,582	24,809
Total current assets	334,269	299,806
Property, plant and equipment, net of accumulated depreciation of $743,202 and $714,965	382,825	392,820
Investments in joint ventures	13,385	13,616
Goodwill	166,273	166,847
Intangibles, net of accumulated amortization of $3,775 and $3,457	4,599	4,931
Other assets	19,874	13,409
Total assets	$921,225	$891,429
Liabilities and Equity
Current liabilities:
Short-term borrowings	$641	$8,374
Accounts payable	69,411	58,439
Accrued payroll and related liabilities	34,876	29,116
Environmental liabilities	1,903	1,967
Other accrued liabilities	38,155	35,758
Total current liabilities	144,986	133,654
Deferred income taxes	18,565	16,682
Long-term debt, net of current maturities	183,802	184,144
Environmental liabilities, net of current portion	46,284	44,383
Other long-term liabilities	10,030	11,134
Total liabilities	403,667	389,997
Commitments and contingencies (Note 6)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,842 and 26,482 shares issued and outstanding	26,842	26,482
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 306 shares issued and outstanding	200	306
Additional paid-in capital	36,577	30,948
Retained earnings	490,760	480,100
Accumulated other comprehensive loss	(41,322)	(40,115)
Total SSI shareholders’ equity	513,057	497,721
Noncontrolling interests	4,501	3,711
Total equity	517,558	501,432
Total liabilities and equity	$921,225	$891,429
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenues	$477,088	$351,604	$1,193,333	$961,880
Operating expense:
Cost of goods sold	411,109	294,738	1,033,805	839,262
Selling, general and administrative	48,451	41,696	129,766	113,713
(Income) loss from joint ventures	(668)	(258)	(3,300)	61
Goodwill impairment charge	—	—	—	8,845
Other asset impairment charges (recoveries), net	(1,044)	—	(643)	18,458
Restructuring charges and other exit-related activities	93	542	(200)	7,758
Operating income (loss)	19,147	14,886	33,905	(26,217)
Interest expense	(2,131)	(2,905)	(5,969)	(6,779)
Other income (expense), net	524	(81)	1,318	763
Income (loss) from continuing operations before income taxes	17,540	11,900	29,254	(32,233)
Income tax expense	(161)	(95)	(736)	(810)
Income (loss) from continuing operations	17,379	11,805	28,518	(33,043)
Loss from discontinued operations, net of tax	(127)	(116)	(275)	(1,206)
Net income (loss)	17,252	11,689	28,243	(34,249)
Net income attributable to noncontrolling interests	(687)	(689)	(1,967)	(1,294)
Net income (loss) attributable to SSI	$16,565	$11,000	$26,276	$(35,543)

Net income (loss) per share attributable to SSI:
Basic:
Income (loss) per share from continuing operations attributable to SSI	$0.60	$0.41	$0.97	$(1.26)
Loss per share from discontinued operations attributable to SSI	—	—	(0.01)	(0.04)
Net income (loss) per share attributable to SSI(1)	$0.60	$0.40	$0.96	$(1.31)
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$0.60	$0.41	$0.96	$(1.26)
Loss per share from discontinued operations attributable to SSI	—	—	(0.01)	(0.04)
Net income (loss) per share attributable to SSI(1)	$0.60	$0.40	$0.95	$(1.31)
Weighted average number of common shares:
Basic	27,601	27,261	27,499	27,195
Diluted	27,703	27,327	27,692	27,195
Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625
 ____________________________

(1)	May not foot due to rounding.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net income (loss)	$17,252	$11,689	$28,243	$(34,249)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(694)	1,485	(1,488)	(416)
Cash flow hedges, net	—	—	—	240
Pension obligations, net	266	65	281	170
Total other comprehensive income (loss), net of tax	(428)	1,550	(1,207)	(6)
Comprehensive income (loss)	16,824	13,239	27,036	(34,255)
Less comprehensive income attributable to noncontrolling interests	(687)	(689)	(1,967)	(1,294)
Comprehensive income (loss) attributable to SSI	$16,137	$12,550	$25,069	$(35,549)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$28,243	$(34,249)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	37,459	41,943
Exit-related (gains), asset impairments and accelerated depreciation, net	(407)	3,127
Goodwill impairment charge	—	8,845
Other asset impairment charges (recoveries), net	(643)	18,458
Write-off of debt issuance costs	—	768
Share-based compensation expense	9,182	6,636
Deferred income taxes	1,452	580
Inventory write-down	—	710
Undistributed equity in earnings of joint ventures	(3,300)	61
(Gain) loss on disposal of assets	194	(529)
Unrealized foreign exchange (gain) loss, net	89	(75)
Bad debt expense, net	35	154
Changes in assets and liabilities:
Accounts receivable	(21,950)	5,303
Inventories	(25,033)	3,812
Income taxes	(935)	436
Prepaid expenses and other current assets	(2,826)	882
Other long-term assets	421	(465)
Accounts payable	13,365	3,527
Accrued payroll and related liabilities	5,795	(2,880)
Other accrued liabilities	5,866	(5,632)
Environmental liabilities	1,936	(534)
Other long-term liabilities	(1,050)	(88)
Distributed equity in earnings of joint ventures	3,389	400
Net cash provided by operating activities	51,282	51,190
Cash flows from investing activities:
Capital expenditures	(31,508)	(21,442)
Purchase of cost method investment	(6,017)	—
Joint venture receipts, net	266	7
Proceeds from sale of assets	2,753	2,649
Net cash used in investing activities	(34,506)	(18,786)
Cash flows from financing activities:
Borrowings from long-term debt	360,626	112,427
Repayment of long-term debt	(368,843)	(137,869)
Proceeds from line of credit	—	135,500
Repayment of line of credit	—	(135,500)
Payment of debt issuance costs	(112)	(879)
Taxes paid related to net share settlement of share-based payment arrangements	(3,300)	(1,938)
Repurchase of Class A common stock	—	(3,479)
Distributions to noncontrolling interest	(1,177)	(1,179)
Dividends paid	(15,322)	(15,275)
Net cash used in financing activities	(28,128)	(48,192)
Effect of exchange rate changes on cash	(258)	51
Net decrease in cash and cash equivalents	(11,610)	(15,737)
Cash and cash equivalents as of beginning of period	26,819	22,755
Cash and cash equivalents as of end of period	$15,209	$7,018
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016. The results for the three and nine months ended May 31, 2017 and 2016 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
In January 2017, an accounting standard update was issued that eliminates the second step of the two-step goodwill impairment test. Under the revised guidance, an entity applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. To reduce the complexity of the goodwill impairment test, the Company early-adopted the new requirement as of the beginning of the third quarter of fiscal 2017 with no impact to the Unaudited Condensed Consolidated Financial Statements. The Company will apply the amendments to future goodwill impairment tests. See the Goodwill section of this Note for further detail.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $4 million and $3 million as of May 31, 2017 and August 31, 2016, respectively.
Assets Held for Sale
An asset is classified as held for sale upon meeting certain criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell with no further adjustments for depreciation. During the nine months ended May 31, 2016, the Company recorded an impairment charge for the initial and subsequent write-down of certain equipment assets held for sale of $2 million, which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Operations. The Company determined fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management's own assumptions. Assets held for sale were less than $1 million as of August 31, 2016. The Company did not have any assets held for sale as of May 31, 2017.
During the third quarter of fiscal 2017, the Company sold equipment assets that had been classified as held for sale prior to being fully impaired in fiscal 2015. The Company recorded a gain on the sale of $1 million, which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Operations.

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
During the three and nine months ended May 31, 2016, the Company recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations.
With respect to individual long-lived assets, changes in circumstances may merit a change in the estimated useful lives or salvage values of the assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's current plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the nine months ended May 31, 2017, the Company recognized accelerated depreciation primarily due to shortening the useful lives of decommissioned machinery and equipment assets. During the nine months ended May 31, 2016, the Company recognized accelerated depreciation due to shortened useful lives in connection with site closures and idled equipment.
See the Asset Impairment Charges section of this Note for tabular presentation of long-lived asset impairment charges and accelerated depreciation. Long-lived asset impairment charges and accelerated depreciation are reported in the Unaudited Condensed Consolidated Statements of Operations within (1) other asset impairment charges (recoveries), net; (2) restructuring charges and other exit-related activities, if related to a site closure not qualifying for discontinued operations reporting; or (3) loss from discontinued operations, if related to a component of the Company qualifying for discontinued operations reporting.
Investments in Joint Ventures
A loss in value of an investment in a joint venture is recognized when the decline is other than temporary. Management considers all available evidence to evaluate the realizable value of its investments including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the joint venture business, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once management determines that an other-than-temporary impairment exists, the investment is written down to its fair value, which establishes a new cost basis. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. During the nine months ended May 31, 2016, the Company recorded an impairment charge of $2 million related to an investment in a joint venture, which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Operations.
During the nine months ended May 31, 2017, one of the Company's other joint venture interests sold real estate resulting in recognition of a $6 million gain by the joint venture, $3 million of which is attributable to the Company's investment. The Company's share of the gain is reported within (income) loss from joint ventures in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended May 31, 2017.
Cost Method Investment
During the nine months ended May 31, 2017, the Company invested $6 million in a privately-held waste and recycling entity. The Company's influence over the operating and financial policies of the entity is not significant and, thus, the investment is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary impairments, certain distributions and additional investments. The investment is presented as part of the Auto and Metals Recycling ("AMR") reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The Company does not hold any other cost-method investments. As of May 31, 2017, the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment or indicators of other-than-temporary impairment.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment Charges
The following asset impairment charges, excluding goodwill impairment charges discussed below in this Note, were recorded in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Reported within other asset impairment charges (recoveries), net(1)(2):
Long-lived assets	$—	$—	$—	$7,336
Accelerated depreciation(1)	—	—	401	6,208
Investment in joint venture	—	—	—	1,968
Assets held for sale	—	—	—	1,659
Other assets(1)	—	—	—	1,287
	—	—	401	18,458
Reported within restructuring charges and other exit-related activities:
Long-lived assets	—	119	—	448
Accelerated depreciation	—	—	96	630
Other assets	—	—	62	1,102
	—	119	158	2,180
Reported within discontinued operations:
Long-lived assets	—	—	—	673
Accelerated depreciation	—	—	—	274
	—	—	—	947
Total	$—	$119	$559	$21,585
_____________________________

(1)
Other asset impairment charges were incurred in AMR, except for $401 thousand of accelerated depreciation related to the Steel Manufacturing Business ("SMB") reportable segment for the nine months ended May 31, 2017, and $79 thousand of impairment charges on Other assets related to Corporate for the nine months ended May 31, 2016.

(2)
Excluded from the tabular presentation of asset impairment charges above, but included within other asset impairment charges (recoveries), net reported in the Unaudited Condensed Consolidated Statements of Operations, are recoveries on previously-impaired Assets held for sale at AMR of $1,044 thousand for the three and nine months ended May 31, 2017.

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
When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
Under the accounting guidance in effect for the Company prior to the third quarter of fiscal 2017, in the first step of the two-step quantitative impairment test, the fair value of a reporting unit was compared to its carrying value. If the carrying value of a reporting unit exceeded its fair value, the second step of the impairment test was performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of goodwill, an impairment loss was recognized in an amount equal to that excess.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the beginning of the third quarter of fiscal 2017, the Company adopted an accounting standard update that eliminates the second step of the two-step goodwill impairment test with no impact to the Unaudited Condensed Consolidated Financial Statements. Under the revised guidance, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables from suppliers. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2017. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $47 million and $40 million of open letters of credit as of May 31, 2017 and August 31, 2016, respectively.
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

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue from contracts with customers. The update will supersede the existing standard for recognizing revenue. Additional updates have been issued since May 2014 amending aspects of the initial update and providing implementation guidance. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Upon becoming effective, an entity may adopt the standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is in the process of examining its current revenue streams and significant contracts with customers under the requirements of the new standard and, based on the progress of this examination to date, does not believe the standard will have a material impact on its financial position, net income or cash flows. The Company is also analyzing the expanded disclosure requirements under the new standard, the method of adoption, and potential changes to its accounting policies, processes, systems and internal controls that may be required to support the new standard.
In February 2016, an accounting standard was issued that will supersede the existing lease standard and requiring a lessee to recognize a lease liability and a lease asset on its balance sheet for all leases, including those classified as operating leases under the existing lease standard. The update also expands the required quantitative and qualitative disclosures surrounding leases. This standard is effective for the Company beginning in fiscal 2020, including interim periods within that fiscal year. This standard will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of identifying its population of leases within the scope of the new accounting standard and documenting salient lease terms to support the initial and subsequent measurement of lease liabilities and lease assets. The Company is evaluating the impact of adopting this standard on its financial position, results of operations, cash flows and disclosures.
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

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2017	August 31, 2016
Processed and unprocessed scrap metal	$78,846	$49,061
Semi-finished goods (billets)	7,875	8,320
Finished goods	44,887	40,646
Supplies	34,224	34,945
Inventories	$165,832	$132,972

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the nine months ended May 31, 2017 requiring an interim goodwill impairment test.
The gross change in the carrying amount of goodwill for the nine months ended May 31, 2017 was as follows (in thousands):

AMR
August 31, 2016	$166,847
Foreign currency translation adjustment	(574)
May 31, 2017	$166,273
Accumulated goodwill impairment charges were $471 million as of May 31, 2017 and August 31, 2016.

Note 5 - Debt

As of August 31, 2016, the Company had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, the Company exercised its option to redeem the bonds prior to maturity. The Company repaid the bonds in full in September 2016. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Unaudited Condensed Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the nine months ended May 31, 2017 on the Unaudited Condensed Consolidated Statement of Cash Flows.

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
Changes in the Company’s environmental liabilities for the nine months ended May 31, 2017 were as follows (in thousands):

Reportable Segment	Balance as of August 31, 2016	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2017	Short-Term	Long-Term
Auto and Metals Recycling	$46,122	$2,349	$(404)	$48,067	$1,903	$46,164
Corporate	228	58	(166)	120	—	120
Total	$46,350	$2,407	$(570)	$48,187	$1,903	$46,284

AMR
As of May 31, 2017 and August 31, 2016, AMR had environmental liabilities of $48 million and $46 million, respectively, for the potential remediation of locations where it has conducted business and has environmental liabilities from historical or recent activities.
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
Other AMR Sites
As of May 31, 2017 and August 31, 2016, the Company had environmental liabilities related to various AMR sites other than Portland Harbor of $47 million and $45 million, respectively. The liabilities relate to the investigation and potential remediation of soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages and were not individually material at any site.
Legacy Environmental Loss Contingencies
The Company’s environmental loss contingencies as of May 31, 2017 and August 31, 2016, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities ("legacy environmental loss contingencies"). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Where investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company's results of operations, financial condition or cash flows.
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
SMB had no environmental liabilities as of May 31, 2017 and August 31, 2016.
Other than the Portland Harbor Superfund site and legacy environmental loss contingencies, which are discussed separately above, management currently believes that adequate provision has been made for the potential impact of these issues and that the ultimate outcomes will not have a material adverse effect on the consolidated financial statements of the Company as a whole. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material in any given period.
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
The Company incurred restructuring charges of less than $1 million during each of the three and nine months ended May 31, 2017, and less than $1 million and $6 million during the three and nine months ended May 31, 2016, respectively. The remaining charges relating to these initiatives of less than $1 million are expected to be substantially incurred by the end of fiscal 2017, and the significant majority of these remaining charges require the Company to make cash payments. However, the Company may incur additional restructuring charges after fiscal 2017 as a result of remeasuring lease contract termination liabilities to reflect changes in contractual lease rentals and sublease rentals that are not currently estimable.
In addition to the restructuring charges recorded related to these initiatives, the Company recognized a net gain from other exit-related activities of less than $1 million during each of the three and nine months ended May 31, 2017, primarily related to a gain recorded in the second quarter of fiscal 2017 in connection with the disposition of business assets related to the elimination of a metals recycling feeder yard operation. The Company incurred charges associated with other exit-related activities of less than $1 million and $3 million during the three and nine months ended May 31, 2016, consisting of asset impairments and accelerated depreciation of assets in connection with site closures.
Restructuring charges and other exit-related activities were comprised of the following (in thousands):

	Three Months Ended May 31, 2017			Three Months Ended May 31, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$36	$36	$—	$340	$340
Contract termination costs	43	24	67	76	26	102
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	43	60	103	76	366	442
Other exit-related activities:
Asset impairments and accelerated depreciation	—	—	—	—	119	119
Gain on exit-related disposal	—	(3)	(3)	—	—	—
Total other exit-related activities	—	(3)	(3)	—	119	119
Total restructuring charges and other exit-related activities	$43	$57	$100	$76	$485	$561

Restructuring charges and other exit-related activities included in continuing operations			$93			$542
Restructuring charges and other exit-related activities included in discontinued operations			$7			$19

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended May 31, 2017			Nine Months Ended May 31, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(23)	$(23)	$—	$4,686	$4,686
Contract termination costs	180	83	263	201	683	884
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	180	60	240	201	5,369	5,570
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	3,127	3,127
Gain on exit-related disposal	—	(565)	(565)	—	—	—
Total other exit-related activities	—	(407)	(407)	—	3,127	3,127
Total restructuring charges and other exit-related activities	$180	$(347)	$(167)	$201	$8,496	$8,697

Restructuring charges and other exit-related activities included in continuing operations			$(200)			$7,758
Restructuring charges and other exit-related activities included in discontinued operations			$33			$939

Q2'15 Plan
Total restructuring charges to date	$14,394
Total expected restructuring charges	$14,460

The following illustrates the reconciliation of the restructuring liability by major type of costs for the nine months ended May 31, 2017 (in thousands):

	Q2’15 Plan				Total Charges to Date(1)	Total Expected Charges(1)
	Balance 8/31/2016	Charges	Payments and Other	Balance 5/31/2017
Severance costs	$918	$(23)	$(776)	$119	$10,252	$10,252
Contract termination costs	1,159	83	(337)	905	2,093	2,159
Other restructuring costs	—	—	—	—	2,049	2,049
Total	$2,077	$60	$(1,113)	$1,024	$14,394	$14,460
___________________________

(1)	Total charges to date and total expected charges by major type of cost reflect amounts related to the Q2'15 Plan only. Remaining charges related to prior plans are not expected to be material.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related activities by reportable segment and discontinued operations were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,		Total Charges to Date(1)	Total Expected Charges(1)
	2017	2016	2017	2016
Restructuring charges:
Auto and Metals Recycling	$60	$423	$173	$4,766	$9,486	$9,535
Unallocated (Corporate)	36	—	34	812	3,212	3,212
Discontinued operations	7	19	33	(8)	1,696	1,713
Total restructuring charges	103	442	240	5,570	14,394	14,460
Other exit-related activities:
Auto and Metals Recycling	(3)	119	(407)	2,180	4,272
Discontinued operations	—	—	—	947	3,613
Total other exit-related activities	(3)	119	(407)	3,127	7,885
Total restructuring charges and other exit-related activities	$100	$561	$(167)	$8,697	$22,279
___________________________

(1)
Total charges to date and total expected charges by reportable segment and discontinued operations reflect amounts related to the Q2'15 Plan only. Remaining charges related to prior plans are not expected to be material.

The Company does not allocate restructuring charges and other exit-related activities to the segments’ operating results because management does not include this information in its measurement of the performance of the operating segments.

Note 8 - Changes in Equity

Changes in equity were comprised of the following (in thousands):

	Nine Months Ended May 31, 2017			Nine Months Ended May 31, 2016
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$497,721	$3,711	$501,432	$534,535	$4,016	$538,551
Net income (loss)	26,276	1,967	28,243	(35,543)	1,294	(34,249)
Other comprehensive loss, net of tax	(1,207)	—	(1,207)	(6)	—	(6)
Distributions to noncontrolling interests	—	(1,177)	(1,177)	—	(1,179)	(1,179)
Share repurchases	—	—	—	(3,479)	—	(3,479)
Restricted stock withheld for taxes	(3,300)	—	(3,300)	(1,938)	—	(1,938)
Share-based compensation	9,182	—	9,182	6,636	—	6,636
Dividends	(15,615)	—	(15,615)	(15,406)	—	(15,406)
Balance - May 31 (End of period)	$513,057	$4,501	$517,558	$484,799	$4,131	$488,930

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended May 31, 2017			Three Months Ended May 31, 2016
	Foreign Currency Translation Adjustments	Pension Obligations, net	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - March 1 (Beginning of period)	$(35,333)	$(5,561)	$(40,894)	$(35,910)	$(4,168)	$—	$(40,078)
Other comprehensive income (loss) before reclassifications	(694)	—	(694)	1,485	—	—	1,485
Income tax expense	—	—	—	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	(694)	—	(694)	1,485	—	—	1,485
Amounts reclassified from accumulated other comprehensive loss	—	420	420	—	102	—	102
Income tax benefit	—	(154)	(154)	—	(37)	—	(37)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	266	266	—	65	—	65
Net periodic other comprehensive income (loss)	(694)	266	(428)	1,485	65	—	1,550
Balances - May 31 (End of period)	$(36,027)	$(5,295)	$(41,322)	$(34,425)	$(4,103)	$—	$(38,528)

	Nine Months Ended May 31, 2017			Nine Months Ended May 31, 2016
	Foreign Currency Translation Adjustments	Pension Obligations, net	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balances - September 1 (Beginning of period)	$(34,539)	$(5,576)	$(40,115)	$(34,009)	$(4,273)	$(240)	$(38,522)
Other comprehensive income (loss) before reclassifications	(1,488)	49	(1,439)	(416)	—	—	(416)
Income tax expense	—	(194)	(194)	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	(1,488)	(145)	(1,633)	(416)	—	—	(416)
Amounts reclassified from accumulated other comprehensive loss	—	670	670	—	268	312	580
Income tax benefit	—	(244)	(244)	—	(98)	(72)	(170)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	426	426	—	170	240	410
Net periodic other comprehensive income (loss)	(1,488)	281	(1,207)	(416)	170	240	(6)
Balances - May 31 (End of period)	$(36,027)	$(5,295)	$(41,322)	$(34,425)	$(4,103)	$—	$(38,528)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations for all periods presented.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Discontinued Operations

In fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the AMR reportable segment. During the nine months ended May 31, 2016, the Company incurred charges totaling $1 million consisting of asset impairments and accelerated depreciation of assets related to discontinued auto parts stores. Impaired assets in the second quarter of fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.
Operating results of discontinued operations were comprised of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—

Loss from discontinued operations before income taxes	$(120)	$(130)	$(278)	$(1,225)
Income tax benefit (expense)	(7)	14	3	19
Loss from discontinued operations, net of tax	$(127)	$(116)	$(275)	$(1,206)

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
The remaining 69,393 performance share awards have a three-year performance period consisting of the Company’s 2017, 2018 and 2019 fiscal years. The performance targets are based on the Company's cash flow return on investment ("CFROI") over the three-year performance period, with award payouts ranging from a threshold of 50% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $2 million.
The compensation expense associated with performance share awards is recognized over the requisite service period, net of forfeitures. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2019.
In the second quarter of fiscal 2017, the Company granted deferred stock units ("DSUs") to each of its non-employee directors under the Company's SIP. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 30,312 shares that will vest on the day before the Company's 2018 annual meeting, subject to continued Board service. The total value of these awards at the grant date was $1 million.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of fiscal 2017, the Compensation Committee granted the second half of the fiscal 2017 annual award comprised of 172,227 RSUs and 167,358 performance share awards, which performance share awards consisted of 81,262 TSR awards and 86,096 CFROI awards, to the Company's key employees and officers under its SIP. The awards granted in the third quarter of fiscal 2017 have terms substantially similar to the awards granted in the first quarter of fiscal 2017, as described above in this Note, except that the performance period for the TSR awards started on April 27, 2017, and the performance period for the CFROI awards started on March 1, 2017. The fair values of RSUs, TSR awards and CFROI awards granted in the third quarter of fiscal 2017 were $3 million, $2 million, and $2 million, respectively.

Note 12 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three and nine months ended May 31, 2017 was an expense of 0.9% and 2.5%, respectively, compared to an expense of 0.8% and 2.5% for the three and nine months ended May 31, 2016, respectively.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	2.0	1.7	2.0	1.4
Foreign income taxed at different rates	(2.3)	(2.4)	(2.1)	(6.1)
Non-deductible officers’ compensation	2.2	0.7	1.9	(1.3)
Noncontrolling interests	(1.6)	(1.6)	(2.5)	3.0
Research and development credits	(0.9)	(2.1)	(0.8)	1.6
Tax return to provision adjustment	(4.7)	(1.1)	(2.8)	0.4
Valuation allowance on deferred tax assets	(31.2)	(31.2)	(30.3)	(33.5)
Non-deductible goodwill	—	0.3	—	(0.6)
Unrecognized tax benefits	0.7	1.4	0.9	(1.4)
Other non-deductible expenses	1.6	0.7	1.3	(1.8)
Other	0.1	(0.6)	(0.1)	0.8
Effective tax rate(1)	0.9%	0.8%	2.5%	(2.5)%
_____________________________

(1)	For periods with reported pre-tax losses, the effect of reconciling items with positive signs is a tax benefit in excess of applying the federal statutory rate to the pre-tax loss.
The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2017 and 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate is the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2016 remain subject to examination under the statute of limitations. The Company's U.S. federal income tax return for fiscal 2015 is currently under examination.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Income (loss) from continuing operations	$17,379	$11,805	$28,518	$(33,043)
Net income attributable to noncontrolling interests	(687)	(689)	(1,967)	(1,294)
Income (loss) from continuing operations attributable to SSI	16,692	11,116	26,551	(34,337)
Loss from discontinued operations, net of tax	(127)	(116)	(275)	(1,206)
Net income (loss) attributable to SSI	$16,565	$11,000	$26,276	$(35,543)
Computation of shares:
Weighted average common shares outstanding, basic	27,601	27,261	27,499	27,195
Incremental common shares attributable to dilutive stock options, performance share awards, DSUs, and RSUs	102	66	193	—
Weighted average common shares outstanding, diluted	27,703	27,327	27,692	27,195

Common stock equivalent shares of 375,653 and 309,476 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended May 31, 2017, respectively, compared to 490,984 and 725,548 common stock equivalent shares for the three and nine months ended May 31, 2016, respectively.

Note 14 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million and $3 million for the three months ended May 31, 2017 and 2016, respectively, and $11 million and $9 million for the nine months ended May 31, 2017 and 2016, respectively.

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
Through the end of the third quarter of fiscal 2017, the Company had two reportable segments: AMR and SMB.
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
Intersegment sales from AMR to SMB are made at rates that approximate market prices for shipments from the West Coast of the United States. These intercompany sales tend to produce intercompany profits which are not recognized until the finished products are ultimately sold to third parties.

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
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenues:
Auto and Metals Recycling:
Revenues	$430,047	$306,851	$1,084,354	$829,628
Less: Intersegment revenues	(34,923)	(26,171)	(83,872)	(68,965)
AMR external customer revenues	395,124	280,680	1,000,482	760,663
Steel Manufacturing Business:
Revenues	81,964	70,924	192,851	201,217
Total revenues	$477,088	$351,604	$1,193,333	$961,880

The table below illustrates the reconciliation of the Company’s segment operating income to income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Auto and Metals Recycling	$29,801	$26,870	$68,579	$2,555
Steel Manufacturing Business	411	1,246	(4,416)	2,799
Segment operating income	30,212	28,116	64,163	5,354
Restructuring charges and other exit-related activities	(93)	(542)	200	(7,758)
Corporate and eliminations	(10,972)	(12,688)	(30,458)	(23,813)
Operating income (loss)	19,147	14,886	33,905	(26,217)
Interest expense	(2,131)	(2,905)	(5,969)	(6,779)
Other income (expense), net	524	(81)	1,318	763
Income (loss) from continuing operations before income taxes	$17,540	$11,900	$29,254	$(32,233)

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	May 31, 2017	August 31, 2016
Auto and Metals Recycling(1)	$1,597,410	$1,510,688
Steel Manufacturing Business	360,195	373,130
Total segment assets	1,957,605	1,883,818
Corporate and eliminations(2)	(1,036,380)	(992,389)
Total assets	$921,225	$891,429
_____________________________

(1)	AMR total assets include $13 million and $14 million as of May 31, 2017 and August 31, 2016, respectively, for investments in joint ventures.

(2)	The substantial majority of Corporate and eliminations total assets is comprised of Corporate intercompany payables to the Company's operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2017 and 2016. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2016 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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
AMR sells and brokers ferrous scrap metal (containing iron) to foreign and domestic steel producers, including SMB, and nonferrous scrap metal (not containing iron) to both foreign and domestic markets. AMR procures scrap supply from salvaged vehicles, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap. Our largest source of autobodies is our own network of auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through 53 self-service auto parts stores. The remaining portions of the vehicles, primarily autobodies and major parts containing ferrous and nonferrous materials, are shipped to our metal recycling facilities, or sold to wholesalers where geographically more economical. AMR then processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. Processed recycled metals are shipped to our own domestic steel mill and to other metal producers globally.
SMB operates a steel mini-mill that produces a wide range of finished steel products. SMB’s scrap metal raw material requirements are sourced almost entirely through AMR. SMB uses its mini-mill in McMinnville, Oregon to melt recycled metal and other raw materials to produce finished steel products. SMB also maintains a mill depot in Southern California.
In June 2017, we modified our internal organizational and reporting structure to combine our steel manufacturing business, which is currently reported as our SMB segment, with our Oregon metals recycling business, which is currently reported within our AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). The Oregon metals recycling business is centered around our shredding and export operation in Portland, Oregon, and also includes four feeder yard operations located in Oregon and Southern Washington and two joint venture ownership interests. The Oregon metals recycling business sources substantially all of the scrap raw material needs of our steel manufacturing business. This change in organizational structure is intended to enhance our flexibility, generate internal synergies, and enable us to more effectively adjust to market changes across our recycling and steel production operations. We expect to report CSS's results of operations as a single operating and reportable segment beginning in the fourth quarter of fiscal 2017.
The results of discontinued operations are excluded from segment operating results and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
For further information regarding our reportable segments, see Note 15 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. We believe AMR generally benefits from sustained periods of rising recycled scrap metal selling prices, which allow it to better maintain or increase both operating income and unprocessed scrap metal flow into its facilities. When recycled scrap metal selling prices decline, AMR's operating margins typically compress.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Executive Overview of Financial Results for the Third Quarter of Fiscal 2017

We generated consolidated revenues of $477 million in the third quarter of fiscal 2017, an increase of 36% from the $352 million of consolidated revenues in the third quarter of fiscal 2016, primarily due to improved market conditions for recycled metals in the domestic and export markets resulting in higher average net selling prices and increased sales volumes compared to the prior year period.
Consolidated operating income was $19 million in the third quarter of fiscal 2017, compared to $15 million in the third quarter of fiscal 2016. Adjusted consolidated operating income in the third quarter of fiscal 2017 was $18 million, compared to $15 million in the third quarter of fiscal 2016. See the reconciliation of adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 2.
Operating results in the third quarter of fiscal 2017 benefited from improved market conditions, increased sales diversification, and improved supply volumes compared to the prior year period. The higher price environment for scrap metal in the third quarter of fiscal 2017 together with an improved trend in U.S. economic conditions led to an increase in the supply of scrap metal, including end-of-life vehicles, resulting in higher processed volumes and improved operating results at AMR compared to the prior year quarter. The higher price environment also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal, with the metal spread for the third quarter of fiscal 2017 expanding by approximately 6% compared to the prior year quarter, contributing to the improvement in AMR's operating results. Operating margins in the third quarter of fiscal 2016 benefited from a favorable impact from average inventory accounting, compared to an immaterial impact from average inventory accounting in the third quarter of fiscal 2017. SMB reported slightly above break-even operating results for the third quarter of fiscal 2017, compared to $1 million for the prior year period. The benefits to SMB from higher sales volumes in the third quarter of fiscal 2017 were offset by continued pressure from low-priced imports, which limited the extent to which selling prices could be increased in a period of rising raw material costs, which compressed operating margins at SMB.
Consolidated selling, general and administrative ("SG&A") expense in the third quarter of fiscal 2017 increased by $7 million, or 16%, compared to the prior year period primarily due to higher employee-related expenses, including an increase in incentive compensation accruals resulting from improved financial performance, and other expenses related to higher volumes. This increase was partially offset by incremental benefits from cost saving and productivity improvement measures.
In recent years, we implemented a number of cost reduction and productivity improvement measures to more closely align our business to market conditions. The combined benefit of the measures initiated since the beginning of fiscal 2015 represents a targeted annual improvement to operating performance of approximately $95 million, of which $78 million had been achieved in total by the end of fiscal 2016. In the third quarter of fiscal 2017, we achieved approximately $24 million in combined benefits related to these measures, including approximately $2 million in incremental benefits compared to the prior year quarter. We expect to achieve substantially all of the annual improvement target of $95 million associated with these measures in fiscal 2017. Charges incurred in connection with the foregoing initiatives are discussed in Results of Operations, Restructuring Charges and Other Exit-Related Activities in this Item 2.
Net income from continuing operations attributable to SSI in the third quarter of fiscal 2017 was $17 million, or $0.60 per diluted share, compared to $11 million, or $0.41 per diluted share, in the prior year period. Adjusted net income from continuing operations attributable to SSI in the third quarter of fiscal 2017 was $16 million, or $0.56 per diluted share, compared to $13 million, or $0.46 per diluted share, in the prior year period. See the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of this Item 2.
The following items further highlight selected liquidity and capital structure metrics:

•	For the first nine months of fiscal 2017 and 2016, net cash provided by operating activities of $51 million;

•	Debt of $184 million as of May 31, 2017, compared to $193 million as of August 31, 2016; and

•
Debt, net of cash, of $169 million as of May 31, 2017, compared to $166 million as of August 31, 2016 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues:
Auto and Metals Recycling	$430,047	$306,851	40%	$1,084,354	$829,628	31%
Steel Manufacturing Business	81,964	70,924	16%	192,851	201,217	(4)%
Intercompany revenue eliminations(1)	(34,923)	(26,171)	33%	(83,872)	(68,965)	22%
Total revenues	477,088	351,604	36%	1,193,333	961,880	24%
Cost of goods sold:
Auto and Metals Recycling	366,741	251,008	46%	926,155	716,128	29%
Steel Manufacturing Business	79,693	67,892	17%	191,860	193,565	(1)%
Intercompany cost of goods sold eliminations(1)	(35,325)	(24,162)	46%	(84,210)	(70,431)	20%
Total cost of goods sold	411,109	294,738	39%	1,033,805	839,262	23%
Selling, general and administrative expense:
Auto and Metals Recycling	35,319	29,241	21%	94,076	83,577	13%
Steel Manufacturing Business	1,860	1,786	4%	5,006	4,853	3%
Corporate(2)	11,272	10,669	6%	30,684	25,283	21%
Total selling, general and administrative expense	48,451	41,696	16%	129,766	113,713	14%
(Income) loss from joint ventures:
Auto and Metals Recycling	(770)	(268)	187%	(3,412)	144	NM
Change in intercompany profit elimination(3)	102	10	920%	112	(83)	NM
Total (income) loss from joint ventures	(668)	(258)	159%	(3,300)	61	NM
Goodwill impairment charge:
Auto and Metals Recycling	—	—	NM	—	8,845	NM
Other asset impairment charges (recoveries), net:
Auto and Metals Recycling	(1,044)	—	NM	(1,044)	18,379	NM
Steel Manufacturing Business	—	—	NM	401	—	NM
Corporate	—	—	NM	—	79	NM
Total other asset impairment charges (recoveries), net	(1,044)	—	NM	(643)	18,458	NM
Operating income (loss):
Auto and Metals Recycling	29,801	26,870	11%	68,579	2,555	2,584%
Steel Manufacturing Business	411	1,246	(67)%	(4,416)	2,799	NM
Segment operating income	30,212	28,116	7%	64,163	5,354	1,098%
Restructuring charges and other exit-related activities(4)	(93)	(542)	(83)%	200	(7,758)	NM
Corporate expense(2)	(11,272)	(10,669)	6%	(30,684)	(25,362)	21%
Change in intercompany profit elimination(5)	300	(2,019)	NM	226	1,549	(85)%
Total operating income (loss)	$19,147	$14,886	29%	$33,905	$(26,217)	NM
_____________________________
NM = Not Meaningful

(1)	AMR sells recycled ferrous metal to SMB at rates per ton that approximate West Coast U.S. market prices. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Through the end of the third quarter of fiscal 2017, we operated our business across two reportable segments: AMR and SMB. Additional financial information relating to these reportable segments is contained in Note 15 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Auto and Metals Recycling

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2017	2016	% Change	2017	2016	% Change
Ferrous revenues	$272,099	$194,961	40%	$686,030	$498,500	38%
Nonferrous revenues(1)	121,938	79,823	53%	304,386	237,480	28%
Retail and other revenues(1)	36,010	32,067	12%	93,938	93,648	—%
Total segment revenues	430,047	306,851	40%	$1,084,354	829,628	31%

Segment operating income	$29,801	$26,870	11%	$68,579	$2,555	2,584%

Average ferrous recycled metal sales prices ($/LT):(2)
Domestic	$265	$210	26%	$234	$185	26%
Foreign	$254	$218	17%	$236	$191	24%
Average	$259	$215	20%	$235	$189	24%
Ferrous sales volume (LT, in thousands):
Domestic	400	322	24%	998	895	12%
Foreign	551	510	8%	1,639	1,480	11%
Total ferrous sales volume (LT, in thousands)	951	832	14%	2,637	2,375	11%
Average nonferrous sales price ($/pound)(2)(3)	$0.66	$0.59	12%	$0.63	$0.60	5%
Nonferrous sales volumes (pounds, in thousands)(3)	161,832	122,244	32%	420,443	356,996	18%
Cars purchased (in thousands)(4)	108	79	37%	298	226	32%
Number of auto parts stores at period end	53	53	—%	53	53	—%
Outbound freight in cost of goods sold	$30,795	$19,523	58%	$77,632	$60,876	28%
_____________________________
NM = Not Meaningful
LT = Long Ton equivalent to 2,240 pounds

(1)
An adjustment of certain intrasegment items was made between nonferrous revenues and retail and other revenues for the three and nine months ended May 31, 2016 to conform to the presentation for the three and nine months ended May 31, 2017. The adjustment had no impact on previously reported total revenues or earnings.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(3)	Average sales price and volume information excludes platinum group metals ("PGMs") in catalytic converters.

(4)	Cars purchased by auto parts stores only.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Revenues
Revenues in the third quarter and first nine months of fiscal 2017 increased by 40% and 31%, respectively, compared to the same periods in the prior year primarily due to improved market conditions for recycled metals in the domestic and export markets resulting in higher average net selling prices and increased sales volumes compared to the prior year periods. Average net selling prices for shipments of ferrous scrap metal in the third quarter and first nine months of fiscal 2017 increased by 20% and 24%, respectively, compared to the same periods in the prior year. Ferrous sales volumes in the third quarter and first nine months of fiscal 2017 also increased by 14% and 11%, respectively, compared to the same periods in the prior year primarily due to higher domestic shipments in the third quarter of fiscal 2017. Additionally, nonferrous sales volumes in the third quarter and first nine months of fiscal 2017 were higher by 32% and 18%, respectively, compared to the prior year periods, and nonferrous average net selling prices were higher by 12% and 5%, respectively.
AMR Segment Operating Income (Loss)
Third quarter of fiscal 2017 compared with the third quarter of fiscal 2016
Operating income in the third quarter of fiscal 2017 was $30 million, compared to $27 million in the third quarter of fiscal 2016. Adjusted operating income in the third quarter of fiscal 2017 was $29 million, compared to $27 million in the third quarter of fiscal 2016. See the reconciliation of AMR adjusted operating income in Non-GAAP Financial Measures at the end of this Item 2.
Operating results in the third quarter of fiscal 2017 benefited from improved market conditions, increased sales diversification, and improved supply volumes compared to the prior year period. The higher price environment for scrap metal in the third quarter of fiscal 2017 together with an improved trend in U.S. economic conditions led to an increase in the supply of scrap metal, including end-of-life vehicles, resulting in higher processed volumes and improved operating results at AMR compared to the prior year quarter. The higher price environment also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal, with the metal spread for the third quarter of fiscal 2017 expanding by approximately 6% compared to the prior year quarter, contributing to the improvement in AMR's operating results. Operating margins in the third quarter of fiscal 2016 benefited from a favorable impact from average inventory accounting, compared to an immaterial impact from average inventory accounting in the third quarter of fiscal 2017. AMR selling, general and administrative ("SG&A") expense in the third quarter of fiscal 2017 increased by $6 million, or 21%, compared to the prior year period primarily due to higher employee-related expenses and other expenses related to higher volumes.
First nine months of fiscal 2017 compared with the first nine months of fiscal 2016
Operating income in the first nine months of fiscal 2017 was $69 million, compared to $3 million in the first nine months of fiscal 2016. Adjusted operating income in the first nine months of fiscal 2017 was $67 million, compared to $30 million in the first nine months of fiscal 2016. See the reconciliation of AMR adjusted operating income in Non-GAAP Financial Measures at the end of this Item 2.
Operating results in the first nine months of fiscal 2017 benefited from significantly improved market conditions, increased sales diversification, and improved supply volumes compared to the prior year comparable period. Operating results in the first nine months of fiscal 2016 were adversely impacted by a lower price environment which included sharp declines in commodity selling prices during the first half of fiscal 2016 resulting in an unfavorable impact from average inventory accounting during the nine-month period, compared to a favorable impact from average inventory accounting in the first nine months of fiscal 2017 primarily during the second quarter. The higher price environment for scrap metal during the first nine months of fiscal 2017 together with an improved trend in U.S. economic conditions also led to an increase in the supply of scrap metal, including end-of-life vehicles, resulting in higher processed volumes and improved operating results at AMR compared to the prior year comparable period. The higher price environment also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal, with the metal spread for the first nine months of fiscal 2017 expanding by approximately 8% compared to the prior year comparable period, contributing to the improvement in AMR's operating results.
Operating results in the first nine months of fiscal 2016 were adversely impacted by a non-cash goodwill impairment charge of $9 million in a reporting unit within AMR and non-cash impairment charges and accelerated depreciation of $18 million on certain long-lived and other assets at AMR. See Results of Operations, Asset Impairment Charges in this Item 2 for further details on asset impairment charges. The first nine months of fiscal 2017 also benefited from improved joint venture income compared to the prior year period driven primarily by a real estate sale at one joint venture during the second quarter resulting in recognition of a gain of $3 million at AMR.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR SG&A expense in the first nine months of fiscal 2017 increased by $10 million, or 13%, compared to the prior year period primarily due to higher employee-related expenses, including an increase in incentive compensation accruals resulting from improved financial performance, other expenses related to higher volumes, and increased environmental liabilities. These increases were partially offset by incremental benefits from the cost saving and productivity improvement measures to reduce direct costs of production and SG&A expense. AMR operating results in the first nine months of fiscal 2017 were positively impacted by $9 million of incremental benefits from these measures.
Steel Manufacturing Business

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2017	2016	% Change	2017	2016	% Change
Revenues(1)	$81,964	$70,924	16%	$192,851	$201,217	(4)%

Segment operating income (loss)	$411	$1,246	(67)%	$(4,416)	$2,799	NM

Finished steel average sales price ($/ST)(2)	$545	$501	9%	$521	$520	—%
Finished steel products sold (tons, in thousands)	141	133	6%	348	366	(5)%
Rolling mill utilization(3)	85%	53%	60%	80%	61%	31%
_____________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Revenues include sales of semi-finished goods (billets) and finished steel products.

(2)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(3)
Rolling mill utilization for the third quarter and first nine months of fiscal 2017 is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products, reflecting a decrease in the effective finished steel production capacity resulting from the decommissioning of the older rolling mill during the first quarter of fiscal 2017.

SMB Segment Revenues
Third quarter of fiscal 2017 compared with the third quarter of fiscal 2016
Revenues in the third quarter of fiscal 2017 increased by 16% compared to the prior year period primarily due to higher average selling prices for our finished steel products, reflecting the impact of higher steel-making raw material costs, and higher sales volumes due to stronger demand in the West Coast markets.
First nine months of fiscal 2017 compared with the first nine months of fiscal 2016
Revenues in the first nine months of fiscal 2017 decreased by 4% compared to the prior year period primarily due to lower sales volumes during the first half of fiscal 2017 reflecting the adverse effects of competition from low-priced steel imports.
SMB Segment Operating Income (Loss)
Third quarter of fiscal 2017 compared with the third quarter of fiscal 2016
Operating results in the third quarter of fiscal 2017 were slightly above break-even, compared to operating income of $1 million in the prior year period. The benefits from higher sales volumes in the third quarter of fiscal 2017 were offset by continued pressure from low-priced imports, which limited the extent to which selling prices could be increased in a period of rising raw material costs, compressing operating margins at SMB.
First nine months of fiscal 2017 compared with the first nine months of fiscal 2016
Operating loss in the first nine months of fiscal 2017 was $4 million, compared to operating income of $3 million in the prior year period. Adjusted operating loss in the first nine months of fiscal 2017 was $4 million, compared to adjusted operating income of $3 million in the prior year period. See the reconciliation of SMB adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 2.
The decrease in operating results in the first nine months of fiscal 2017 was primarily due to the adverse impact of lower sales volumes and the downtime and costs associated with major equipment upgrades during the first quarter of fiscal 2017. Operating results for both periods were adversely impacted by selling prices for finished steel products falling faster than cost of goods sold, primarily during the first half of each year, resulting in compressed operating margins and lower overall operating results. The benefits from higher sales volumes in the third quarter of fiscal 2017 were offset by continued pressure from low-priced imports, which limited the extent to which selling prices could be increased in a period of rising raw material costs, which compressed operating margins at SMB.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Through the end of fiscal 2016, SMB operated two computerized rolling mills. In the first quarter of fiscal 2017, we implemented a plan that we committed to in August 2016 to shut down and decommission the older rolling mill, which was entered into service over 40 years ago, and which in recent years had been producing a small proportion of SMB's finished steel products. This plan was implemented in conjunction with an initiative to enhance the operating efficiency of the newer and more technologically advanced rolling mill, improve product quality, and expand its overall effective annual production capacity. In the first quarter of fiscal 2017, we recognized accelerated depreciation of less than $1 million due to shortening the useful lives of decommissioned machinery and equipment assets, which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Operations.
Asset Impairment Charges
During the periods presented, we recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets. Impairment charges and accelerated depreciation, excluding goodwill impairment charges, were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Reported within other asset impairment charges (recoveries), net(1)(2):
Long-lived assets	$—	$—	$—	$7,336
Accelerated depreciation(1)	—	—	401	6,208
Investment in joint venture	—	—	—	1,968
Assets held for sale	—	—	—	1,659
Other assets(1)	—	—	—	1,287
	—	—	401	18,458
Reported within restructuring charges and other exit-related activities:
Long-lived assets	—	119	—	448
Accelerated depreciation	—	—	96	630
Other assets	—	—	62	1,102
	—	119	158	2,180
Reported within discontinued operations:
Long-lived assets	—	—	—	673
Accelerated depreciation	—	—	—	274
	—	—	—	947
Total	$—	$119	$559	$21,585
_____________________________

(1)
Other asset impairment charges were incurred in AMR, except for $401 thousand of accelerated depreciation related to SMB for the nine months ended May 31, 2017, and $79 thousand of impairment charges on Other assets related to Corporate for the nine months ended May 31, 2016.

(2)
Excluded from the tabular presentation of asset impairment charges above, but included within other asset impairment charges (recoveries), net reported in the Unaudited Condensed Consolidated Statements of Operations, are recoveries on previously-impaired Assets held for sale at AMR of $1,044 thousand for the three and nine months ended May 31, 2017.

Corporate
Corporate expense is comprised almost entirely of unallocated SG&A expense for management and certain administrative services that benefit both reportable segments. Corporate SG&A expense for the third quarter and first nine months of fiscal 2017 was $11 million and $31 million, respectively, compared to $11 million and $25 million, respectively, for the comparable periods of fiscal 2016. The higher level of expense for the first nine months of fiscal 2017 is primarily due to an increase in incentive compensation accruals resulting from improved financial performance.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Restructuring Charges and Other Exit-Related Activities
Consolidated operating results for each of the third quarter and first nine months of fiscal 2017 included restructuring charges and other exit-related activities of less than $1 million, compared to $1 million and $8 million, respectively, in the same periods in the prior year. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related activities in the first nine months of fiscal 2017 included a gain recorded in connection with the disposition of business assets related to the elimination of a metals recycling feeder yard operation, resulting in a net benefit from restructuring charges and other exit-related activities for the period. Other exit-related activities in the third quarter and first nine months of fiscal 2016 consisted of asset impairments and accelerated depreciation related to site closures. The charges incurred during the periods presented primarily pertain to restructuring initiatives announced in the second quarter of fiscal 2015 and expanded in subsequent periods (the "Q2'15 Plan"). Consolidated operating results for the periods presented also reflect benefits from cost reduction and productivity improvement measures initiated prior to the second quarter of fiscal 2015 and an immaterial amount of associated costs.
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
In the third quarter and first nine months of fiscal 2017, we achieved approximately $24 million and $70 million, respectively, in combined benefits related to the Q1'15 and Q2'15 Plans, including approximately $2 million and $16 million, respectively, in incremental benefits compared to the prior year periods. We expect to achieve substantially all of the combined annual improvement target of $95 million associated with these measures in fiscal 2017.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Restructuring charges and other exit-related activities incurred in connection with cost reduction and productivity improvement plans were comprised of the following (in thousands):

	Three Months Ended May 31, 2017			Three Months Ended May 31, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$36	$36	$—	$340	$340
Contract termination costs	43	24	67	76	26	102
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	43	60	103	76	366	442
Other exit-related activities:
Asset impairments and accelerated depreciation	—	—	—	—	119	119
Gain on exit-related disposal	—	(3)	(3)	—	—	—
Total other exit-related activities	—	(3)	(3)	—	119	119
Total restructuring charges and other exit-related activities	$43	$57	$100	$76	$485	$561

Restructuring charges and other exit-related activities included in continuing operations			$93			$542
Restructuring charges and other exit-related activities included in discontinued operations			$7			$19

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

	Nine Months Ended May 31, 2017			Nine Months Ended May 31, 2016
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(23)	$(23)	$—	$4,686	$4,686
Contract termination costs	180	83	263	201	683	884
Other restructuring costs	—	—	—	—	—	—
Total restructuring charges	180	60	240	201	5,369	5,570
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	3,127	3,127
Gain on exit-related disposal	—	(565)	(565)	—	—	—
Total other exit-related activities	—	(407)	(407)	—	3,127	3,127
Total restructuring charges and other exit-related activities	$180	$(347)	$(167)	$201	$8,496	$8,697

Restructuring charges and other exit-related activities included in continuing operations			$(200)			$7,758
Restructuring charges and other exit-related activities included in discontinued operations			$33			$939

See Note 7 - Restructuring Charges and Other Exit-Related Activities in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details on restructuring charges.
Income Tax
Our effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2017 was an expense of 0.9% and 2.5%, respectively, compared to an expense of 0.8% and 2.5% for the comparable prior year periods.
The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2017 and 2016 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate was the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
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
The effective tax rate from continuing operations for fiscal 2017 is expected to be approximately 3%, subject to financial performance for the remainder of the year.

Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Sources and Uses of Cash
We had cash balances of $15 million and $27 million as of May 31, 2017 and August 31, 2016, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2017, debt was $184 million, compared to $193 million as of August 31, 2016, and debt, net of cash, was $169 million, compared to $166 million as of August 31, 2016 (refer to Non-GAAP Financial Measures below). Debt, net of cash, increased by $4 million primarily due to higher working capital levels.
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2017 and 2016 was $51 million.
Uses of cash in the first nine months of fiscal 2017 included a $25 million increase in inventory due to higher raw material purchase prices, higher volumes on hand and the impact of timing of purchases and sales, and a $22 million increase in accounts receivable primarily due to increases in recycled metal selling prices and sales volumes and the timing of sales and collections. Sources of cash in the first nine months of fiscal 2017 included a $13 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, and a $6 million increase in accrued payroll and related liabilities due to increases in incentive compensation accruals.
Sources of cash in the first nine months of fiscal 2016 included a $5 million decrease in accounts receivable primarily due to reductions in recycled metal and finished steel selling prices and the timing of sales and collections, and a $4 million decrease in inventory due to the impacts of declining scrap metal purchase prices and timing of purchases and sales. Uses of cash in the first nine months of fiscal 2016 included a $3 million decrease in accrued payroll and related liabilities and a $6 million decrease in other accrued liabilities due to the timing of payments.
Investing Activities
Net cash used in investing activities was $35 million in the first nine months of fiscal 2017, compared to $19 million in the first nine months of fiscal 2016.
Cash used in investing activities in the first nine months of fiscal 2017 included capital expenditures of $32 million to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related assets, compared to $21 million in the prior year period. Cash used in investing activities in the first nine months of fiscal 2017 also included the purchase of a cost-method investment for $6 million.
Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2017 was $28 million, compared to $48 million in the first nine months of fiscal 2016.
Cash flows from financing activities in the first nine months of fiscal 2017 included $8 million in net repayments of debt, compared to $25 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first nine months of fiscal 2017 and 2016 also included $15 million for dividends. Cash used in financing activities in the first nine months of fiscal 2016 also included $3 million for share repurchases.
Debt
Our senior secured revolving credit facilities, which provide for revolving loans of $335 million and C$15 million, mature in April 2021 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to our leverage ratio.
We had borrowings outstanding under the credit facilities of $180 million as of May 31, 2017 and August 31, 2016. The weighted average interest rate on amounts outstanding was 3.25% and 3.01% as of May 31, 2017 and August 31, 2016, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
As of May 31, 2017, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.25 to 1.00 as of May 31, 2017. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.27 to 1.00 as of May 31, 2017. The asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.39 to 1.00 as of May 31, 2017.
The Company's obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.
While we expect to remain in compliance with the financial covenants under the credit agreement, there can be no assurances that we will be able to do so in the event market conditions or other negative factors adversely impact our results of operations and financial position leading to a trend of consolidated net losses. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facilities under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. There can be no assurances that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
As of August 31, 2016, we had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, we exercised our option to redeem the bonds prior to maturity. We repaid the bonds in full in the first quarter of fiscal 2017. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Unaudited Condensed Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the nine months ended May 31, 2017 on the Unaudited Condensed Consolidated Statement of Cash Flows.
Capital Expenditures
Capital expenditures totaled $32 million for the first nine months of fiscal 2017, compared to $21 million for the prior year period. We currently plan to invest in the range of $45 million in capital expenditures on maintenance and environmental compliance and safety-related projects in fiscal 2017 using cash generated from operations and available credit facilities.
Dividends
On April 28, 2017, our Board of Directors declared a dividend for the third quarter of fiscal 2017 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 22, 2017.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $12 million in capital expenditures for environmental projects in the first nine months of fiscal 2017, and plan to invest up to $20 million for such projects in fiscal 2017. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2017, we had $9 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2016, except for the following:
Goodwill
We evaluate goodwill for impairment annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’).
When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
As of the beginning of the third quarter of fiscal 2017, we early-adopted an accounting standard update that revises the quantitative goodwill impairment test with no impact to the Unaudited Condensed Consolidated Financial Statements. Under the revised guidance, we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2017	August 31, 2016
Short-term borrowings	$641	$8,374
Long-term debt, net of current maturities	183,802	184,144
Total debt	184,443	192,518
Less: cash and cash equivalents	15,209	26,819
Total debt, net of cash	$169,234	$165,699
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2017	2016
Borrowings from long-term debt	$360,626	$112,427
Repayment of long-term debt	(368,843)	(137,869)
Proceeds from line of credit	—	135,500
Repayment of line of credit	—	(135,500)
Net borrowings (repayments) of debt	$(8,217)	$(25,442)
Adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted SMB operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures provides a meaningful presentation of our results from business operations excluding adjustments for a goodwill impairment charge, other asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, the non-cash write-off of debt issuance costs, and income tax expense (benefit) associated with these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously-contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Operations and are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted SMB operating income (loss), adjusted income (loss) from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Consolidated operating income (loss):
As reported	$19,147	$14,886	$33,905	$(26,217)
Goodwill impairment charge	—	—	—	8,845
Other asset impairment charges (recoveries), net	(1,044)	—	(643)	18,458
Restructuring charges and other exit-related activities	93	542	(200)	7,758
Recoveries related to the resale or modification of previously contracted shipments	(171)	(139)	(727)	(139)
Adjusted	$18,025	$15,289	$32,335	$8,705

AMR operating income:
As reported	$29,801	$26,870	$68,579	$2,555
Goodwill impairment charge	—	—	—	8,845
Other asset impairment charges (recoveries), net	(1,044)	—	(1,044)	18,379
Recoveries related to the resale or modification of previously contracted shipments	(171)	(139)	(727)	(139)
Adjusted	$28,586	$26,731	$66,808	$29,640

SMB operating income (loss):
As reported	$411	$1,246	$(4,416)	$2,799
Other asset impairment charges	—	—	401	—
Adjusted	$411	$1,246	$(4,015)	$2,799

Income (loss) from continuing operations attributable to SSI:
As reported	$16,692	$11,116	$26,551	$(34,337)
Goodwill impairment charge	—	—	—	8,845
Other asset impairment charges (recoveries), net	(1,044)	—	(643)	18,458
Restructuring charges and other exit-related activities	93	542	(200)	7,758
Recoveries related to the resale or modification of previously contracted shipments	(171)	(139)	(727)	(139)
Non-cash write-off of debt issuance costs	—	768	—	768
Income tax expense (benefit) allocated to adjustments(1)	3	273	9	829
Adjusted	$15,573	$12,560	$24,990	$2,182

Diluted earnings (loss) per share from continuing operations attributable to SSI:
As reported	$0.60	$0.41	$0.96	$(1.26)
Goodwill impairment charge, per share	—	—	—	0.33
Other asset impairment charges (recoveries), net, per share	(0.04)	—	(0.02)	0.68
Restructuring charges and other exit-related activities, per share	—	0.02	(0.01)	0.29
Recoveries related to the resale or modification of previously contracted shipments, per share	(0.01)	(0.01)	(0.03)	(0.01)
Non-cash write-off of debt issuance costs, per share	—	0.03	—	0.03
Income tax expense (benefit) allocated to adjustments, per share(1)	—	0.01	—	0.03
Adjusted(2)	$0.56	$0.46	$0.90	$0.08
____________________________

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products and ferrous and nonferrous metals including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at May 31, 2017, a 10% decrease in the selling price per ton of finished steel products would have caused an NRV inventory write-down of $4 million at SMB. A 10% decrease in the selling price of inventory would not have had a material NRV impact on AMR as of May 31, 2017.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2016.
Credit Risk
As of May 31, 2017 and August 31, 2016, 36% and 34%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 95% and 94%, respectively, was less than 60 days past due as of May 31, 2017 and August 31, 2016.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of May 31, 2017 and August 31, 2016, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, and below in this Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. Also see Note 6 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.
With respect to the previously reported matter in which the California Office of the Attorney General received a formal enforcement referral relating to a facility that we operate in the State, we are currently engaged in settlement discussions to resolve this matter. This matter grew out of an agency inspection of the facility in November 2013 and subsequent issuance of a Summary of Violations setting forth a number of alleged violations relating to hazardous waste management requirements. Based on the nature of the specific allegations and the fact that the activities in question were conducted several years ago and are not ongoing, as well as the settlement discussions to date and resolution of a similar enforcement proceeding that has recently been concluded in the State, we do not believe the resolution of this threatened enforcement proceeding will be material to our financial position, results of operations, cash flows or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2016, which was filed with the Securities and Exchange Commission on October 25, 2016, except for the change to the "Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity" risk factor reported in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2017, which was filed with the Securities and Exchange Commission on April 6, 2017.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in second half of fiscal 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2017 and 2016, (ii) Unaudited Condensed Consolidated Balance Sheets as of May 31, 2017 and August 31, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended May 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2017 and 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 26, 2017	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 26, 2017	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations