Form 10-K
period 2017-08-31
SCHNITZER STEEL INDUSTRIES INC
filed 2017-10-24
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017
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
Yes ☒ No ☐
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
Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2017 was $623,145,280.
The registrant had 26,862,569 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 20, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the January 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in "Item 1A. Risk Factors" of Part I of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; instability in international markets; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and cost and equity method investment impairment charges; inability to sustain the benefits from productivity and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits or renew facility leases; compliance with greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS
General
Founded in 1906, Schnitzer Steel Industries, Inc. ("SSI"), an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous scrap metal, including end-of-life vehicles, and a manufacturer of finished steel products. Worldwide demand for recycled scrap metal is driven primarily by steel production levels. Steel mill production using electric arc furnace (“EAF”) technology relies on recycled scrap metal as its primary feedstock, and steel manufacturing using blast furnace technology also uses recycled scrap metal for a portion of its raw materials. Steel mills around the world, including those in the North American domestic market in which our own steel mill operates, are the primary end markets for our recycled scrap metal. Our steel mill in Oregon produces finished steel products using internally sourced recycled scrap metal as the primary raw material and sells to industrial customers primarily in North America.
Prior to the fourth quarter of fiscal 2017, our internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with our plan announced in June 2017, we modified our internal organizational and reporting structure to combine our steel manufacturing operations, which had been reported as our SMB segment, with our Oregon metals recycling operations, which had been reported within our AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). The Oregon metals recycling operations include our collection, shredding, and export facilities in Portland, Oregon, and also include four metals recycling feeder yard operations located in Oregon and Southern Washington and one joint venture ownership interest. The Oregon metals recycling operations source substantially all of the scrap raw material needs of our steel manufacturing operations. This change in organizational structure is intended to enhance our flexibility, generate internal synergies, and enable us to more effectively adjust to market changes across our recycling and steel manufacturing operations. We began reporting on this new segment structure in the fourth quarter of fiscal 2017 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
SSI collects and recycles autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 97 auto and metals recycling facilities. We source material through well-developed, regional supply chains that collect scrap from large and small businesses and individuals. Our largest source of autobodies is our own network of 53 retail self-service auto parts stores, which operate under the commercial brand-name Pick-n-Pull. All of our auto parts stores are reported within the AMR segment, and a majority of the stores are located in close geographic proximity to our regional metals recycling operations which have large-scale shredders and deep water port access. The level of vertical integration of our auto parts stores and metals recycling operations provides for efficient processing of salvaged automobiles into recycled metal products for new metal production in steel mills and smelters globally.
We process recycled metals ranging from iron and steel to aluminum, copper, lead, stainless steel and zinc for use in the manufacture of new products. With scrap recycling facilities located in 23 States, Puerto Rico and Western Canada, we are well-positioned to efficiently collect scrap metal throughout North America and deliver recycled metal products to customers around the world from our seven deep water ports, and also to our steel mill in Oregon. In fiscal 2017, we sold our products to customers located in 24 countries, including the United States ("U.S.") and Canada, and we sold to external customers or delivered to our steel mill an aggregate of 3.6 million tons of ferrous recycled scrap metal and sold 585 million pounds of nonferrous recycled scrap metal to external customers.
AMR is our largest segment, representing 80% of our total revenues from sales to external customers in fiscal 2017. AMR generated 91% of its revenues in fiscal 2017 from sales of ferrous and nonferrous scrap metal, with the remainder generated from retail auto parts and other sales. AMR's revenues from sales of recycled scrap metal, disaggregated by major product category, were 68% ferrous scrap metal and 32% nonferrous scrap metal in fiscal 2017. The remainder of our revenues from external scrap metal sales are generated by our metals recycling operations reported within the CSS segment. The significant majority of ferrous scrap metal processed by the CSS metals recycling operations is used by our steel mill to produce finished steel products, and a minority portion is sold to the export market.
CSS produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using ferrous recycled scrap metal and other raw materials. CSS's finished steel products are primarily used in nonresidential and infrastructure construction in North America. In fiscal 2017, CSS sold 496 thousand short tons of finished steel products.

2 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Tabular presentation of our active recycling and steel facilities by geographic region and segment is as follows:

	Auto Parts Stores	Metals Recycling Facilities(1)	Total Recycling Facilities	Large-Scale Shredders(2)	Deep Water Ports	Steel Facilities(3)	Segment
Northwest WA, OR, MT	7	3	10	1	1	—	AMR
	—	5	5	1	1	1	CSS
Southwest and Hawaii CA, NV, UT, HI	22	7	29	2	2	—	AMR
	—	—	—	—	—	1	CSS
Midwest and South IL, IN, OH, MO, KS, TX, AR	15	—	15	—	—	—	AMR
Northeast MA, ME, NH, RI	2	9	11	1	2	—	AMR
Southeast and Puerto Rico GA, AL, TN, FL, VA, PR	3	16	19	1	1	—	AMR
Western Canada BC, AB	4	4	8	—	—	—	AMR
Total	53	44	97	6	7	2
_____________________

(1)	Excludes joint venture facilities.

(2)	All large-scale shredding operations employ advanced nonferrous extraction and separation equipment.

(3)	Includes one steel mini-mill in Oregon and one distribution center in California.
During the past five years, we implemented a number of cost reduction, productivity improvement, and restructuring initiatives to more closely align our business with market conditions. The combined benefit of the measures initiated since the beginning of fiscal 2015 represents a targeted annual improvement to operating performance of approximately $95 million. In fiscal 2017, we achieved approximately $95 million in combined benefits related to these measures, compared to approximately $78 million and $28 million of benefits in fiscal 2016 and 2015, respectively. In total, we have achieved approximately $160 million in combined annual benefits to operating performance since announcing the initial phase of these cost savings and productivity initiatives at the end of fiscal 2012.
We incurred restructuring charges and other exit-related activities during fiscal 2017, 2016, and 2015 in connection with cost reduction, productivity improvement, and restructuring initiatives. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for further discussion of restructuring initiatives, benefits and costs.
See Note 18 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of the primary activities of each reportable segment, total assets by reportable segment, operating results from continuing operations, revenues from external customers and concentration of sales to foreign countries.
AMR
Business
AMR sells and brokers ferrous recycled scrap metal (containing iron) to foreign and domestic steel producers and nonferrous recycled scrap metal (not containing iron) to both foreign and domestic markets. AMR buys, collects, processes and recycles autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 92 auto and metals recycling facilities. Our largest source of autobodies is our own network of retail auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through its 53 self-service auto parts stores located across the U.S. and Western Canada. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we remove remaining major component parts containing ferrous and nonferrous materials such as engines, transmissions and alternators, which are primarily sold to wholesalers. The remaining autobodies are crushed and shipped to our metals recycling facilities to be shredded, or sold to third parties where geographically more economical.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
AMR operates six deep water port locations, five of which are equipped with large-scale shredders. AMR's largest port facilities in Everett, Massachusetts; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. Our port facilities in Salinas, Puerto Rico and Kapolei, Hawaii each operate a shredder with 1,500 to 6,000 horsepower. Our port facility in Providence, Rhode Island does not operate a shredder. Our shredders are designed to provide a denser product and, in conjunction with advanced separation equipment, a more refined form of ferrous scrap metal which is used efficiently by steel mills in the production of new steel. The shredding process reduces autobodies and other scrap metal into fist-size pieces of shredded recycled scrap metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous scrap metal and separate it from the nonferrous scrap metal and other residue found in the shredded material, resulting in a consistent and high-quality shredded ferrous product. The nonferrous scrap metal and residue then pass through a series of additional mechanical sorting systems designed to separate the nonferrous metal from the residue. The remaining nonferrous metal is then further sorted by product and size grade before being sold. AMR invests in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal. AMR also purchases nonferrous metal directly from industrial vendors and other suppliers and prepares this metal for shipment to customers by ship, rail or truck.
Products
AMR's primary products consist of recycled ferrous and nonferrous scrap metal. Ferrous recycled scrap metal is a key feedstock used in the production of finished steel and is largely categorized into heavy melting steel (“HMS”), plate and structural (“bonus”) and shredded scrap (“shred”), although there are various grades of each category depending on metal content and the size and consistency of individual pieces. These attributes affect the product’s relative value. Our nonferrous products include aluminum, copper, stainless steel, nickel, brass, titanium, lead, high temperature alloys and joint products such as zorba (primarily mixed aluminum nonferrous material) and zurik (predominantly stainless steel).
Prior to the shredding process, AMR sells serviceable used auto parts from salvaged vehicles through its self-service auto parts stores located across the U.S. and Western Canada. Each retail self-service store offers an extensive selection of vehicles (including domestic and foreign cars, vans and light trucks) from which customers can remove parts. We employ proprietary information technology systems to centrally manage and operate the geographically diverse network of auto parts stores, and we regularly rotate the inventory to provide customers with greater access to parts. In general, we believe the list prices of auto parts at our self-service stores are significantly lower than those offered at full-service auto dismantlers, retail car parts stores and car dealerships.
Customers
AMR sells its ferrous and nonferrous recycled metal products globally to steel mills, foundries and smelters. AMR's self-service auto parts stores also serve retail customers seeking to obtain serviceable used auto parts at a competitive price. Retail customers remove the parts without the assistance of store employees and pay a listed price for the part. AMR also supplies a small portion of its scrap metal to CSS's shredding operation in Portland, Oregon, the substantial majority of which is processed and delivered to CSS's steel mill.
Presented below are AMR revenues by continent for the last three fiscal years ended August 31 (dollars in thousands):

	2017	% of Revenue	2016	% of Revenue	2015	% of Revenue
North America(1)	$571,620	42%	$429,997	41%	$612,275	41%
Asia	593,332	44%	433,415	41%	586,519	40%
Europe(2)	167,576	12%	174,038	17%	233,970	16%
Africa	11,932	1%	—	—%	61,568	4%
South America	19,158	1%	23,142	2%	18,983	1%
Intercompany sales to CSS	(15,647)	(1)%	(12,081)	(1)%	(33,029)	(2)%
Total (net of intercompany)	$1,347,971		$1,048,511		$1,480,286
 ____________________________

(1)	Includes intercompany sales to CSS.

(2)	Includes sales to customers in Turkey.

4 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

In fiscal 2017, the five countries from which AMR derived its largest revenues from external customers were the United States, China, Turkey, Bangladesh, and India, which collectively accounted for 81% of total AMR external revenues. In fiscal 2016 and 2015, the five countries from which AMR derived its largest revenues from external customers accounted for 85% and 81%, respectively, of total AMR external revenue. We attribute revenues from external customers to individual countries based on the country in which the customer takes delivery of the goods.
AMR’s five largest external ferrous scrap metal customers accounted for 31% of external recycled ferrous metal revenues in fiscal 2017, compared to 37% and 33% in fiscal 2016 and 2015, respectively. AMR had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2017, 2016 and 2015. Total sales volumes of ferrous scrap metal vary from year-to-year due to the level of demand, availability of supply, economic growth, infrastructure spending, relative currency values, availability of credit and other factors. Ferrous scrap metal sales are primarily denominated in U.S. dollars, and nearly all of the large shipments of ferrous scrap metal to foreign customers are supported by letters of credit.
The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by AMR to foreign and domestic customers, including sales to CSS, during the last three fiscal years ended August 31:

Ferrous Recycled Metal	2017		2016		2015
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$608,339	2,197	$452,242	2,040	$653,440	2,183
Domestic	234,883	948	173,275	859	280,617	1,003
Total	$843,222	3,145	$625,517	2,899	$934,057	3,186
 _____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).
AMR sells nonferrous recycled scrap metal to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wholesalers, and wire and cable producers globally. AMR invests in advanced separation technologies in order to extract higher nonferrous yields from the shredding process and to enhance the separation of nonferrous metals in order to maximize the grade and value of the individual metals.
The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by AMR to foreign and domestic customers during the last three fiscal years ended August 31:

Nonferrous Recycled Metal	2017		2016		2015
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$216,362	319,629	$186,989	290,430	$260,209	326,059
Domestic	178,615	221,162	143,362	183,307	189,606	213,791
Total	$394,977	540,791	$330,351	473,737	$449,815	539,850
 ____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in thousands of pounds and volume information excludes PGM metals in catalytic converters.
AMR's retail auto parts sales account for less than 10% of SSI's consolidated revenues in all of the periods presented.
Pricing
Domestic and foreign prices for ferrous and nonferrous recycled scrap metal are generally based on prevailing market rates, which differ by region, and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers as well as by the availability of materials that can be processed into saleable scrap metal, among other factors. Ferrous scrap metal export sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight. Nonferrous scrap metal sales contracts generally provide for shipment within 30 days after the price is agreed to, which also typically includes freight.

5 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

AMR responds to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased material is subject to a number of factors, including differences in the market conditions between the domestic regions where unprocessed scrap metal is acquired and the areas in the world to which the processed materials are sold, market volatility from the time the selling price is agreed upon with the customer until the time the unprocessed material is purchased, and changes in the estimated costs of transportation to the customer's facility. We believe AMR generally benefits from sustained periods of rising recycled scrap metal selling prices, which allow it to better maintain or increase both operating income and unprocessed scrap metal flow into its facilities. When recycled scrap metal selling prices decline for a sustained period, AMR's operating margins typically compress.
The sales prices for auto parts from salvaged vehicles are deeply discounted from prevailing national new and refurbished sales prices offered at full-service auto dismantlers, retail car parts stores and car dealerships. Our stores provide a list price, available at each location and online. Prices for autobodies sold to third parties and for major component parts, such as engines, transmissions, and alternators sold to wholesalers, are based on prevailing scrap market rates which differ by region and are subject to market cycles. Prices for catalytic converters sold to third-party processors are based on prevailing market rates for the extracted metals. By consolidating shipments of component parts and autobodies, we are able to optimize prices by focusing on larger wholesale customers that pay a premium for volume and consistency of shipments.
Markets
Global production of finished steel products drives demand for materials used in the steel-making process, including ferrous recycled scrap metal which is the primary feedstock used in EAFs and can also be used in blast furnaces to manufacture steel. AMR exports ferrous recycled scrap metal primarily to countries in Asia, the Mediterranean region and North, Central and South America. Ferrous exports made up approximately 70% of AMR's total ferrous sales volume in fiscal 2017, 2016, and 2015. In fiscal 2017, the combination of improved U.S. and global economic growth and lower Chinese steel exports driven by higher domestic demand and reductions in less efficient steel-making capacity contributed to improved demand and prices for ferrous recycled scrap metal. We believe long-term demand for recycled metals will continue to be driven by factors including global economic growth and an increased focus on environmental policies promoting natural resource conservation, lower greenhouse gas emissions, and lower energy costs. We believe the significant environmental benefits and production efficiencies associated with EAF steel-making, which uses scrap metal as a primary raw material, compared to blast furnace steel-making, which primarily uses iron ore mined from natural resources, will positively contribute to worldwide long-term demand for ferrous recycled scrap metal.
Nonferrous exports made up approximately 60% of AMR’s total nonferrous sales volumes in fiscal 2017, 2016 and 2015. China and the U.S. have been the largest sales destinations in the nonferrous markets, unlike the ferrous market which is highly diversified with no single country other than the U.S. being the dominant destination for our products from year to year.
Distribution
AMR delivers recycled ferrous and nonferrous scrap metal to foreign customers by ship and to domestic customers by barge, rail and road transportation networks. Cost efficiencies are achieved by operating deep water terminal facilities in Everett, Massachusetts; Oakland, California; Tacoma, Washington; and Providence, Rhode Island, all of which are owned, except for the Providence, Rhode Island facility which is operated under a long-term lease. We also have access to deep water terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks. AMR's deep water terminals enable us to load ferrous material in large vessels capable of holding up to 50,000 tons for trans-oceanic shipments. Additionally, because we own most of the terminal facilities at which we operate, AMR is not normally subject to the same berthing delays often experienced by users of unaffiliated terminals. We believe that AMR’s loading costs are lower than at terminal facilities operated by third parties. From time to time, AMR may enter into contracts of affreightment, which guarantee the availability of ocean going vessels, in order to manage the risks associated with ship availability and freight costs.
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

6 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Sources of Unprocessed Metal
The most common forms of purchased unprocessed metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, waste metal from manufacturing operations and demolition metal from buildings and other infrastructure. Unprocessed metal is acquired from a diverse base of suppliers who unload at our facilities, from drop boxes at suppliers’ industrial sites, and through negotiated purchases from other large suppliers, including railroads, manufacturers, automobile salvage facilities, metal dealers, various government entities and individuals. We typically seek to locate our retail auto parts stores in major population centers with convenient road access. Our auto parts store network spans 15 states in the U.S. and two provinces in Western Canada, with a majority of the stores concentrated in regions where our large shredders are located. Through our network of auto parts stores, we seek to obtain salvaged vehicles from five primary sources: private parties, tow companies, charities, auto auctions and municipal and other contracts. AMR has a program to purchase vehicles from private parties called “Cash for Junk Cars” which is advertised in local markets. Private parties either call a toll-free number and receive a quote for their vehicle or obtain an instant online quote. The private party can either deliver the vehicle to one of our retail locations or arrange for the vehicle to be picked up. AMR also employs car buyers who travel to vendors and bid on vehicles.
The majority of AMR’s scrap metal collection and processing facilities receive unprocessed metal via major railroad routes, waterways or highways. Metals recycling facilities situated near industrial manufacturing and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of AMR’s West Coast facilities provide access to sources of unprocessed metal in the Northern California region, northward to Western Canada and Alaska, and to the East, including Idaho, Montana, Utah, Colorado and Nevada. The locations of the East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada and, from time to time, the Midwest. In the Southeastern U.S., approximately half of AMR’s ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide AMR with metals that are by-products of their manufacturing processes.
The supply of scrap metal from these various sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in scrap metal prices, particularly in the short term. The supply of scrap metal can also fluctuate, to a lesser degree, due to seasonal factors, such as severe weather conditions, which can inhibit scrap metal collections at our facilities and production levels in our yards. Severe weather conditions can also adversely impact the timing of shipments of our products, the level of manufacturing activity utilizing our products, and retail admissions at our auto parts stores.
Backlog
As of September 30, 2017, AMR had a backlog of orders to sell $96 million of export ferrous metal compared to $55 million at the same time in the prior year primarily due to increased selling prices and the timing of sales. Additionally, as of September 30, 2017, AMR had a backlog of orders to sell $34 million of export nonferrous metal compared to $27 million in the prior year primarily due to increased selling prices. We expect to fill the entirety of the backlog of orders for export ferrous and nonferrous metal during fiscal 2018.
Competition
AMR competes in the U.S. and in Western Canada for the purchase of scrap metal with large, well-financed recyclers of scrap metal, steel mills that own scrap yards, and with smaller metal facilities and dealers. AMR's auto stores compete for the purchase of end-of-life vehicles with other auto dismantlers, used car dealers, auto auctions and metal recyclers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the source of scrap metal and end-of-life vehicles. AMR also competes with brokers that buy scrap metal on behalf of domestic and foreign steel mills.
AMR competes globally for the sale of processed recycled metal to finished steel and other metal product producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost), reliability of service, product quality, the relative value of the U.S. dollar and the availability and price of raw material alternatives, including scrap metal substitutes such as pig iron and direct-reduced iron (both derived from iron ore), and semi-finished products, such as steel billets. Commencing in fiscal 2012 and spanning through the first half of fiscal 2016, low-priced steel billets using iron ore as their primary raw material contributed to lower scrap metal demand and prices. These challenging market conditions led to an industry trend of reductions in capacity through idling of equipment and curtailment of operations, including by large and well-capitalized companies, while a number of smaller competitors consolidated or exited the scrap market due to the protracted cyclical downturn. In fiscal 2015, we idled a large-scale shredder in Johnston, Rhode Island and another in Surrey, British Columbia, and in fiscal 2016, we idled a small shredder in Concord, New Hampshire to more closely align our business with the prevalent market conditions. Market conditions improved in fiscal 2017 mainly due to higher demand from steel manufacturers in the domestic and export markets resulting in higher selling prices for raw materials used in steel production and increased supply flows of scrap metal,

7 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

including end-of-life vehicles. Higher average selling prices and supply volumes, in combination with increased sales diversification and the benefits to our operating efficiency from our multi-year cost savings and productivity initiatives, led to significant improvements in our operating performance year over year.
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
AMR's ability to process substantial volumes of scrap metal products, advanced processing equipment, number of locations, access to a variety of different modes of transportation, geographic dispersion and the operating synergies of its integrated platform provide its business with the ability to compete successfully in varying market conditions.
CSS
Business
CSS operates a steel mini-mill in McMinnville, Oregon that produces a range of finished steel long products such as reinforcing bar (rebar) and wire rod. The primary feedstock for the manufacture of its products is recycled scrap metal. CSS's steel mill obtains substantially all of its scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS's metals recycling operations are comprised of a collection, shredding and export operation in Portland, Oregon, four feeder yard operations located in Oregon and Southern Washington, and one metals recycling joint venture ownership interest. Additionally, CSS purchases small volumes of ferrous scrap metal from AMR and sells ferrous and nonferrous recycled scrap metal into the export market. CSS's revenues from external sales of recycled scrap metal account for less than 10% of SSI's consolidated revenues in all of the periods presented.
Manufacturing
CSS’s melt shop includes an EAF, a ladle refining furnace with enhanced steel chemistry refining capabilities, and a five-strand continuous billet caster, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast of the U.S. The melt shop produced 489 thousand, 499 thousand and 600 thousand short tons of steel in the form of billets during fiscal 2017, 2016 and 2015, respectively. The substantial majority of these billets are used by CSS in its rolling mill to produce finished steel products.
Through the end of fiscal 2016, CSS operated two computerized rolling mills. In the first quarter of fiscal 2017, we implemented a plan to shut down and decommission the older rolling mill, which was entered into service over 40 years ago, and which in recent years had been producing only a small proportion of CSS's finished steel products. This action, in conjunction with an initiative to enhance the operating efficiency of the newer and more technologically advanced rolling mill, is expected to improve product quality, while expanding its overall effective annual production capacity. The newer rolling mill has an effective annual production capacity of 580 thousand tons of finished steel products.
Billets produced in CSS’s melt shop are reheated in a natural gas-fueled furnace and are then hot-rolled through the rolling mill to produce finished products. CSS continues to monitor the market for new products and, through discussions with customers, to identify additional opportunities to expand its product lines and sales.
CSS has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based upon an annual production capacity of 950 thousand tons. The permit was first issued in 1998 and has since been renewed through February 1, 2018. The permit renewal process occurs every five years and is underway for the next renewal period.
Products
CSS produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominantly used for CSS’s finished products, but also have been produced for sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire, stucco netting, and pre-stressed concrete strand. Merchant bar consists of rounds and square steel bars used by manufacturers to produce a wide variety of products, including bolts, threaded bars, and dowel bars. CSS is also certified to produce high-quality rebar to support nuclear power plant construction and has a license to produce certain patented high-strength specialty steels.

8 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The table below sets forth, on a revenue and volume basis, the sales of finished steel products during the last three fiscal years ended August 31:

	2017		2016		2015
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Finished steel products	$280,206	495,516	$269,355	488,212	$363,795	539,984
_____________________________

(1)	Revenues stated in thousands of dollars.

(2)	Volume stated in short tons (one short ton = 2,000 pounds).

The metals recycling operations within CSS produce substantially the same recycled scrap metal products as those produced by the metals recycling operations within AMR and are exposed to similar market and competitive forces.
Customers
CSS’s finished steel customers are primarily steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2017, CSS sold its finished steel products to customers located primarily in the Western U.S. and Western Canada. Customers in California accounted for 53%, 48%, and 46% of CSS's steel revenues in fiscal 2017, 2016 and 2015, respectively. CSS’s ten largest steel customers accounted for 51%, 45% and 42% of its steel revenues during fiscal 2017, 2016 and 2015, respectively. No CSS steel customer accounted for 10% or more of consolidated revenues in fiscal 2017, 2016 and 2015.
The metals recycling operations within CSS also sell ferrous and nonferrous recycled metal products, primarily to steel mills, foundries and smelters in Asia.
Distribution
CSS sells finished steel products directly from its mini-mill in McMinnville, Oregon and its owned distribution center in City of Industry, California (Los Angeles area). Finished steel products are shipped from the mini-mill to the distribution center primarily by rail. The distribution center facilitates sales by maintaining an inventory of products close to major customers for just-in-time delivery. CSS communicates regularly with major customers to determine their anticipated needs and plans its rolling mill production schedule accordingly. Finished steel shipments to customers are made by common carrier, primarily truck or rail.
CSS delivers recycled ferrous scrap metal to export customers by bulk ship using its deep water terminal facility in Portland, Oregon, and nonferrous recycled scrap metal to export customers in containers by ship.
Supply of Scrap Metal
We believe CSS operates the only mini-mill in the Western U.S. that obtains its scrap metal requirements from an integrated metals recycler. CSS's metals recycling operations provide its steel mill with a mix of recycled metal grades, which allows the mill to achieve optimum efficiency in its melting operations.
Energy Supply
CSS needs electricity to run its steel manufacturing operations, primarily its EAF. CSS purchases electricity under a long-term contract with McMinnville Water & Light (“MW&L”), which in turn relies on the Bonneville Power Administration (“BPA”). We entered into our current contract with MW&L in October 2011 that will expire in September 2028.
CSS's steel manufacturing operations also need natural gas to run its reheat furnace, which is used to reheat billets prior to running them through the rolling mill. CSS meets this demand through a natural gas agreement with a utility provider that obligates CSS at each month-end to purchase a volume of gas based on its projected needs for the immediately subsequent month on a take-or-pay basis priced using published natural gas indices.
Energy costs represented 5% of CSS’s cost of goods sold in fiscal 2017 and 6% in each of fiscal 2016 and 2015.
Backlog
CSS's steel manufacturing operations generally ship products within days after the receipt of a purchase order. As of September 30, 2017 and 2016, CSS had a backlog of finished steel orders of $19 million and $5 million, respectively.

9 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Competition
The primary domestic competitors of CSS for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah and Washington; Gerdau Long Steel North America’s facility in California; and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, CSS competes with foreign steel producers, principally located in Asia, Canada, Mexico and Central and South America, primarily in shorter length rebar and certain wire rod grades. In recent years, a trend of increasing volumes of imported steel products has occurred in CSS's primary domestic markets, driven by global overcapacity in steel-making production and by the relative strength of the U.S. dollar which increases the competitiveness of imports. The principal competitive factors in CSS’s market are price, quality, service, product availability and the relative value of the U.S. dollar.
Large volumes of low-priced imports have negatively impacted, and have the potential to continue to negatively impact, the ability of CSS to compete. For more than a decade, CSS's steel manufacturing operations, as part of a U.S. industry coalition, has petitioned the U.S. Government under our international trade laws for relief in the form of antidumping and countervailing duties against wire rod and rebar products from a number of foreign countries. Many of those cases have been successful and as of the start of fiscal 2017, antidumping duty orders were in effect related to imports of rebar from Belarus, China, Indonesia, Latvia, Mexico, Moldova, Poland and Ukraine; a countervailing duty order was in effect related to imports of rebar from Turkey; antidumping duty orders were in effect related to imports of wire rod from Brazil, China, Indonesia, Mexico, Moldova and Trinidad and Tobago; and a countervailing duty order was in effect related to imports of wire rod from Brazil. During 2017, following a petition by the U.S. domestic industry and successful resolution, new antidumping duty orders were imposed against rebar from Japan, Taiwan and Turkey.
The duties imposed as part of these orders are periodically reassessed through the administrative review process. In addition, every five years the U.S. government conducts sunset reviews to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative decisions allow the orders to continue for an additional five years. The next sunset reviews for rebar from Belarus, China, Indonesia, Latvia, Moldova, Poland and Ukraine will be in 2018, and for Mexico and Turkey (from the 2014 investigation) will be in 2019. The administrative reviews for rebar from the newest order covering imports from Japan, Taiwan and Turkey will be in 2022. The next sunset reviews for wire rod from all countries will be in 2019.
During fiscal 2017, the antidumping margin on one large Mexican wire rod manufacturer was increased significantly in the administrative review process.
In May 2017, following successful resolution of a petition from the Canadian domestic industry, the Canada Border Services Agency issued antidumping duty orders covering rebar from Belarus, Chinese Taipei, Hong Kong, Japan, Portugal and Spain. Along with the current orders against rebar from China, Korea and Turkey, these orders are expected to generally lead to a reduction in the volume of imports into Canada from these countries.
In March 2017, the U.S. domestic steel manufacturing industry filed a new petition targeting wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, the United Arab Emirates and the United Kingdom. The petition alleges dumping of wire rod from all countries, and additional unfair subsidization of wire rod from Italy and Turkey. The U.S. International Trade Commission made an affirmative preliminary injury determination in May and the case is currently with the Department of Commerce for determination of dumping and subsidization margins.

The long-term effectiveness of existing antidumping and countervailing duty orders related to imports of wire rod and rebar products is largely uncertain and is impacted by the U.S. Government's ability to efficiently identify and respond to violations of U.S. international trade laws affecting CSS's steel manufacturing operations.
In addition to antidumping and countervailing duty activity, in April 2017, the U.S. Department of Commerce self-initiated a national security investigation under Section 232(B) of the Trade Expansion Act of 1962. The purpose of this law is to provide an exemption from normal international trade rules if imports of a product, or products, are harming national security. The Secretary of Commerce has 270 days (or until January 2018) to present the U.S. President with a report and recommendations. If remedies are imposed on steel imports (such as additional tariffs, quotas or a combination of the two), this could result in a decrease in imports and higher prices for those imports which are sold into the U.S.

10 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Strategic Focus
Use of our Operating Platform to Meet Both Domestic and Global Demand
Our operating platform includes a wide-ranging network of locations that allows us to diversify our sales by directly accessing customers domestically and around the world to meet demand for recycled metal wherever it is greatest. Our seven deep water terminal facilities enable us to bulk load large vessels capable of trans-oceanic shipments, thereby allowing us to efficiently ship products globally. We achieve cost efficiencies because we own the majority of these terminal facilities, which reduces the likelihood of berthing delays often experienced by users of unaffiliated terminals, and because we are able to ship bulk cargoes of up to 50,000 tons, which generally have lower freight costs on a per-ton basis than containerized shipments that hold 20 to 30 tons per container. We also use an internal and third-party logistics network to transport both ferrous and nonferrous metals by truck, rail and barge to efficiently meet regional domestic demand in our North American market.
Integrated Operations Maximize Opportunities for Synergies, Cost Efficiencies and Volumes
We have historically focused on, and will continue to emphasize, continuous improvement programs, including productivity initiatives and technology investments which seek to maximize ferrous and nonferrous scrap metal recovery and to improve productivity in our steel manufacturing operations. The objective of these programs is to identify areas in existing processes that could be made more efficient, or where current performance could be improved, and to recommend and implement solutions that could increase revenues or reduce costs by increasing output, recovery and productivity.
In recent years, we undertook a number of productivity improvements and restructuring initiatives designed to reduce operating expenses and improve profitability, including further integration among our operating platforms. In fiscal 2012, we implemented restructuring initiatives which achieved a reduction in annual pre-tax operating costs of $25 million and were completed by the end of fiscal 2013. In fiscal 2014, we implemented productivity improvement and restructuring initiatives which achieved a reduction in annual pre-tax operating costs of $40 million and were completed by the end of fiscal 2015. In fiscal 2015, we initiated and implemented restructuring initiatives including idling underutilized metals recycling assets and closing seven auto parts stores to more closely align our business to the prevalent market conditions. We also implemented measures focused on further reducing our annual operating expenses through headcount reductions, reducing organizational layers, consolidating shared services functions and other non-headcount measures. Additional cost savings and productivity improvement initiatives, including additional reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to our operating capacity through additional facility closures, were identified and initiated in fiscal 2016 as an expansion of the fiscal 2015 restructuring initiatives. Together, these fiscal 2015 and 2016 initiatives targeted an improvement in annual pre-tax operating results of approximately $95 million. In fiscal 2017, we achieved the approximately $95 million in combined benefits related to these measures, compared to $78 million and $28 million of benefits in fiscal 2016 and 2015, respectively. In total, we have achieved approximately $160 million in combined annual benefits to operating performance since announcing the initial phase of these cost savings and productivity initiatives at the end of fiscal 2012. See Note 8 - Discontinued Operations and Note 10 - Restructuring Charges and Other Exit-Related Activities in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further details.
In the fourth quarter of fiscal 2015, we combined our auto parts and metals recycling businesses into a single operating platform, AMR, to further optimize the efficiencies within the platform, enable additional synergies to be captured throughout our supply chain and global sales channel, and more effectively leverage our shared services functions. In the fourth quarter of fiscal 2017, we combined our steel manufacturing operations with our Oregon metals recycling operations, forming CSS, which is intended to enhance our flexibility, generate internal synergies, and enable us to more effectively adjust to market changes across our recycling and steel manufacturing operations. Through our integrated platforms, we seek to generate operational efficiencies through the use of regionally-based supply networks, automation, enhanced logistics, and national commercial market activities.
During fiscal 2017, 2016 and 2015, we spent $45 million, $35 million and $32 million, respectively, on capital improvements. These capital expenditures primarily reflect our significant investments in modern equipment to improve the efficiency and capabilities of our businesses in order to further maximize our economies of scale and to comply with environmental regulations. Our capital expenditures in fiscal 2017 included costs to upgrade our equipment and infrastructure and expand on our investments in environmental and safety-related assets. We currently plan to invest in the range of $55 to $70 million in capital expenditures on similar projects in fiscal 2018, including approximately $20 million on environmental projects.

11 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Although our objective is to maintain compliance with applicable environmental laws and regulations, we have, in the past, been found to be not in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site (see discussion in Risk Factors in Part I, Item 1A and Note 9 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report). In fiscal 2017, capital expenditures related to environmental projects were $17 million, and we expect to spend up to $20 million on capital expenditures related to environmental projects in fiscal 2018.
Indirect Consequences of Future Legislation and Regulation
Future legislation or increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with laws and regulations concerning climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain. Any adopted future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.
GHG legislation and regulation is also expected to have an effect on the price of electricity, especially when generated using carbon-based fuels. Since the electricity supply for CSS includes a significant element of hydro-generated production, CSS’s energy costs are less likely to be impacted than those of competitors using electricity generated by carbon-based fuels. In addition, demand for scrap metal may increase as a result of mills with blast furnaces seeking to maximize the scrap metal component of raw material infeed, as melting scrap metal involves less energy than is required for melting iron ore.

12 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Physical Impacts of Climate Change on Our Costs and Operations
There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. As many of our recycling facilities are located near deep water ports, significantly rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship product to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to AMR and CSS. In addition, sustained periods of increased temperature levels in the summer in areas where our retail auto parts operations are located could result in less customer traffic, thus resulting in reduced admissions and parts sales.
Employees
As of September 30, 2017, we had 3,183 full-time employees, consisting of 2,464 employees at AMR, 546 employees at CSS and 173 corporate administrative and shared services employees. Of these employees, 665 were covered by collective bargaining agreements. The Cascade Steel Rolling Mills contract with the United Steelworkers of America, which covers 289 of these employees, was renewed and ratified in April 2016 and will expire on March 31, 2019. We believe that in general our labor relations are good.
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
Risk Factors Relating to Our Business
Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity
In December 2000, we were notified by the EPA under CERCLA that we are one of the potentially responsible parties (“PRPs”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent we will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site.
While we participated in certain preliminary Site study efforts, we were not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study (“RI/FS”). During fiscal 2007, we and certain other parties agreed to an interim settlement with the LWG under which we made a cash contribution to the LWG RI/FS. The LWG has indicated that it had incurred over $115 million in investigation-related costs over an approximately ten year period working on the RI/FS. Following submittal of draft RI and FS documents which the EPA largely rejected, the EPA took over the RI/FS process.

13 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

We have joined with approximately 100 other PRPs, including the LWG members, in a voluntary process to establish an allocation of costs at the Site, including the costs incurred by the LWG in the RI/FS process. The LWG members have also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.
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
A former Trustee, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit on January 30, 2017 against approximately 30 parties, including us, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. We intend to defend against such claims and do not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to us.
Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site in various drafts of the FS and in the EPA’s final FS issued in June 2016 have varied widely, from approximately $170 million to over $2.5 billion (net present value), depending on the remedy alternative and a number of other factors. In addition, we and certain other stakeholders have identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments and the EPA's cost estimates, scheduling assumptions and conclusions regarding the feasibility, effectiveness and assignment of remediation technologies, including that the EPA’s FS was based on data that are more than a decade old and may not accurately represent site or background conditions.
In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies in the EPA’s FS that expands the scope of the cleanup and has an estimated cost which is significantly more than the Proposed Plan identified by the EPA in the final FS. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. We have identified a number of concerns regarding the EPA's estimated cost and time required for the selected remedy. Because of questions regarding cost-effectiveness and other concerns, such as technical feasibility, use of stale data and the need for new baseline data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD does not determine or allocate the responsibility for remediation costs.
In the ROD, the EPA acknowledged that the assumptions used to estimate costs for the selected remedy were developed based on the existing data and will be finalized during the remedial design, after design level data to refine the baseline conditions are obtained. Moreover, the ROD provides only Site-wide cost estimates and does not provide sufficient detail or ranges of certainty and finality to estimate costs for specific sediment management areas. Accordingly, the EPA has indicated and we anticipate that additional pre-remedial design investigative work, such as new baseline sampling and monitoring, will be conducted in order to provide a re-baseline and delineate particular remedial actions for specific areas within the Site. This re-baselining will need to occur prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA is seeking a new coalition of PRPs to perform the re-baselining and remedial design activities. We are considering whether to become a party to a new Administrative Order on Consent to perform such pre-remedial design investigative activities, if an acceptable consent order can be finalized. We do not believe that our share of the costs of performing such work would be material, and we believe that such costs would be allocable and that they would be reimbursable under the insurance policies discussed below.
Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the remedy will be determined in a separate allocation process. While an allocation process is currently underway as discussed above, the EPA's ROD has raised questions and uncertainty as to when and how that allocation process will proceed. We would not expect the allocation process to proceed until after additional pre-remedial design data is collected.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or how the costs of the investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of

14 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, dividends, share repurchases and acquisitions. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 9 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows
Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used, including global steel manufacturing and residential construction in the U.S., are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, and foreign currency exchange fluctuations. The impact of recent political events, such as the United Kingdom referendum to exit the European Union declared in June 2016, on global economic conditions is currently uncertain. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition and cash flows.
Instability in international markets may adversely affect our business, financial position and results of operations
We generate a substantial portion of our revenues from sales to customers located outside the U.S. including countries in Asia, the Mediterranean region and North, Central and South America. Our ability to sell our products profitably, or at all, to international markets is subject to a number of risks including adverse impacts of political, military, terrorist or major pandemic events; local labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or government agencies.
For example, in fiscal 2017, regulators in China began implementing the National Sword initiative involving inspections of Chinese industrial enterprises, including recyclers, in order to identify rules violations with respect to discharge of pollutants or illegally transferred scrap imports. The scope of the National Sword initiative, which could include import bans on certain recycled products, is still being developed. Based on the most current information available, we believe that a potential impact on our recycling operations could include additional processing of certain nonferrous recycled scrap metal products prior to export to China. If necessary to address additional regulatory developments, we may assess the potential for further investments in nonferrous processing equipment where economically justified.
The occurrence of such events and conditions may adversely affect our business, financial position and results of operations.
Changes in the availability or price of raw materials and end-of-life vehicles could reduce our sales
Our businesses require certain materials that are sourced from third-party suppliers. Although the synergies from our integrated operations allow us to be our own source for some raw materials, particularly with respect to scrap metal for our steel manufacturing operations, we rely on other suppliers for most of our raw material needs, including inputs to steel production such as graphite electrodes and other required consumables. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower scrap metal prices, such as the declining price environment we experienced in fiscal 2015 and the first half of fiscal 2016, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity in the scrap recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials and other inputs to steel production such as alloys, graphite electrodes and other required consumables, could adversely impact our ability to make steel to the specifications of our customers.

15 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Significant decreases in scrap metal prices may adversely impact our operating results
The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled scrap metal are subject to market forces beyond our control. For instance, in fiscal 2015 and the first half of fiscal 2016, scrap metal prices experienced a significant downward trend caused primarily by the weak macroeconomic conditions and global steel-making overcapacity, which was further exacerbated by the impact of lower iron ore prices, a raw material used in steel-making in blast furnaces which compete with EAF steel-making production that uses ferrous scrap as its primary feedstock. While we attempt to respond to changing recycled scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled scrap metal sales prices, which may adversely impact our operating income and cash flows. In fiscal 2015 and the first half of fiscal 2016, lower demand for recycled scrap metal relative to demand and competition for supply of unprocessed scrap metal in the domestic market compressed operating margins due to selling prices decreasing at a faster rate than purchase prices for unprocessed scrap metal. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices and net selling prices.
Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products
Economic expansions and contractions in global economies can result in supply and demand imbalances in the global steel industry that can significantly affect the price of commodities used and sold by our business, as well as the price of and demand for finished steel products. In a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect free market conditions. In recent years, overcapacity and excess steel production in these foreign countries resulted in the export of aggressively priced semi-finished and finished steel products. This led to disruptions in steel-making operations within other countries, negatively impacting demand for our recycled scrap metal products used by EAF mills globally as their primary feedstock. Further, the import of foreign steel products into the U.S. at similarly aggressive prices adversely impacted finished steel sales prices and sales volumes at CSS. Existing trade laws and regulations may be inadequate to prevent disadvantageous trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict or impose duties on the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, global demand for our recycled scrap metal products could decline and imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for our recycled metal products and finished steel products.
Goodwill impairment charges may adversely affect our operating results
Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We have a substantial amount of goodwill on our balance sheet, all of which was carried by a single reporting unit within AMR as of August 31, 2017. We test the goodwill balance for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit may be below its carrying amount. When testing goodwill for impairment, we may be required to measure the fair value of the reporting unit in order to determine the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our single reporting unit with allocated goodwill, a decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, are indicators that the carrying value of our goodwill may not be recoverable. We may be required to record a goodwill impairment charge that, if incurred, could have a material adverse effect on our financial condition and results of operations. For example, in the second quarter of fiscal 2015, management identified a triggering event requiring an interim impairment test of goodwill, which resulted in impairment of a reporting unit's goodwill totaling $141 million, and in the second quarter of fiscal 2016, management identified a triggering event requiring an interim impairment test of goodwill, which resulted in impairment of a different reporting unit's goodwill totaling $9 million. Both of these impairment charges are reported within the results of AMR in this report.

16 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Impairment of long-lived assets and cost and equity method investments may adversely affect our operating results
Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations. We recorded impairment charges on long-lived tangible and intangible assets associated with certain regional metals recycling operations and used auto parts store locations in the amount of $8 million and $44 million during fiscal 2016 and 2015, respectively. With respect to our investments in unconsolidated entities accounted for under the cost and equity methods, a loss in value of an investment that is other than a temporary decline is recognized. Once we determine that an other-than-temporary impairment exists, we may incur an impairment charge that could have a material adverse effect on our results of operations. We recorded impairment charges of $1 million and $2 million during fiscal 2017 and 2016, respectively, related to investments in joint ventures accounted for under the equity method. See Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail on long-lived asset and joint venture investment impairment charges.
Inability to sustain the benefits from productivity and restructuring initiatives may adversely impact our operating results
We have undertaken a number of productivity improvement and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. These initiatives included idling underutilized assets and closing facilities to more closely align our business to market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and further reducing our annual operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions, savings from procurement activities, streamlining of administrative and supporting services functions, and other non-headcount measures. We incurred restructuring charges and other exit-related activities in fiscal 2017, 2016 and 2015 as a result of these initiatives. Failure to sustain the expected cost reductions and other benefits related to these productivity and restructuring initiatives could have a material adverse effect on our results of operations and cash flows.
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
Changing economic conditions may result in customers not fulfilling their contractual obligations
We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its payment obligation under the contract prior to our shipment of the cargo. Although not considered normal course of business, in times of changing economic conditions, including during periods of sharply falling scrap metal prices such as those experienced in fiscal 2015 and the first half of fiscal 2016, there is an increased risk that customers may not be willing or able to fulfill their contractual obligations or open letters of credit. For example, in fiscal 2015, the resale or modification of the terms, each at significantly lower prices, of certain previously contracted bulk shipments had a $7 million negative impact on our operating results. As of August 31, 2017 and 2016, 33% and 34%, respectively, of our trade accounts receivable balance were covered by letters of credit.

17 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products
A significant portion of our recycled scrap metal revenues is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, Africa and Europe. A strengthening U.S. dollar, as experienced during fiscal 2015 and fiscal 2016, makes our products more expensive for non-U.S. customers, which may negatively impact export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products thereby reducing demand for our products.
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
Potential limitations on our ability to access capital resources may restrict our ability to operate
Our operations are capital intensive. Our business also requires substantial expenditures for routine maintenance. While we expect that our cash requirements, including the funding of capital expenditures, debt service, dividends, share repurchases and investments, will be financed by internally generated funds or from borrowings under our secured committed bank credit facilities, there can be no assurance that this will be the case. Additional acquisitions could require financing from external sources. Although we believe we have adequate access to contractually committed borrowings, we could be adversely affected if our banks were unable to honor their contractual commitments or ceased lending. Failure to access our credit facilities could restrict our ability to fund operations, make capital expenditures or execute acquisitions.
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
Consolidation in the steel industry may reduce demand for our products
There has been a significant amount of consolidation in the steel industry in recent years that has included steel mills acquiring steel fabricators to ensure demand for their products. If any of our steel mill's significant remaining customers were to be acquired by competing steel mills, this could reduce the demand for our products and force us to lower our prices, reducing our revenues, or to reduce production, which could increase our unit costs and have a material adverse effect on our financial condition and results of operations.

18 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
Reliance on third party shipping companies may restrict our ability to ship our products
We generally rely on third parties to handle and transport raw materials to our production facilities and products to customers. Despite our practice of utilizing a diversified group of suppliers of transportation, factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability, carrier bankruptcy, shipping industry consolidation and disruptions in transportation infrastructure, may adversely impact our ability to ship our products. These impacts could include delays or other disruptions in shipments in transit or third party shipping companies increasing their charges for transportation services or otherwise reducing or eliminating the availability of their vehicles or ships. As a result, we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.
Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns
Our recycling and manufacturing processes depend on critical pieces of equipment, including shredders, nonferrous sorting technology, furnaces and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. For instance, our metals recycling operations in Puerto Rico were briefly interrupted in September 2017 as a result of Hurricane Maria, although the damages to and losses incurred by the operations were not material. We have insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance and there can be no assurance that insurance will continue to be available on acceptable terms. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity
We spend substantial resources ensuring that we comply with domestic and foreign regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade and governmental matters that arise in the course of our business and in our industry. For example, legal proceedings can include those arising from accidents involving Company-owned vehicles, including Company tractor trailers. In some instances, such accidents and the related litigation involve accidents that have resulted in third party fatalities. A negative outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this report.

19 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Climate change may adversely impact our facilities and our ongoing operations
The potential physical impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present, for example rising sea levels at our deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our mega-shredders and ship products to our customers. Periods of extended adverse weather conditions may inhibit the supply of scrap metal to our recycling facilities, which could have an adverse effect on our sales or cause us to fail to meet our sales commitments. In addition, sustained periods of increased temperature levels in the summer in areas where our auto store operations are located could result in reduced customer traffic, thus resulting in lower admissions and parts sales.
We may not realize our deferred tax assets in the future
The assessment of recoverability of our deferred tax assets is based on an evaluation of existing positive and negative evidence as to whether it is more likely than not that they will be realized. If negative evidence outweighs positive evidence, a valuation allowance is required. Impairment of deferred tax assets may result from significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income, adverse changes in laws or regulations and a variety of other factors. Impairment of deferred tax assets could have a material adverse impact on our results of operations and financial condition and could result in not realizing the deferred tax assets. In recent years, we have recorded significant valuation allowances against our deferred tax assets, and our low annual effective tax rates in the fiscal years presented in this report are primarily the result of our full valuation allowance position. Deferred tax assets generated in future periods may require further valuation allowances if it is not more likely than not that the deferred tax assets will be realized.
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
One or more cybersecurity incidents may adversely impact our financial condition, results of operations and reputation
We face global cybersecurity risks and threats on a continual and ongoing basis. These risks and threats range from inadvertent release of sensitive information to sophisticated and targeted measures directed at us. Our operations involve use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results and strategies. While we are not aware of any material cyber-attacks or breaches of our systems to date, we have and continue to implement measures to safeguard our systems and mitigate potential risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.
Risk Factors Relating to the Regulatory Environment
Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations
Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state and federal environmental laws and regulations in the U.S. and other countries relating to, among other matters:

•	Waste disposal;

•	Air emissions;

•	Waste water and storm water management and treatment;

•	Soil and groundwater contamination remediation;

•	Global climate change;

•	Discharge, storage, handling and disposal of hazardous materials; and

•	Employee health and safety.

20 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. Future environmental compliance costs may increase because of new laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues related to global climate change.
Our operations use, handle and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims, including government fines and penalties, costs for investigation and clean-up activities, claims for natural resources damages and claims by third parties for personal injury and property damage, under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. In addition, we have been notified that we are or may be a potentially responsible party for actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition, results of operations and cash flows. See also the risk factor “Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity” in this Item 1A.
Governmental agencies may refuse to grant or renew our licenses and permits, and we may be unable to renew facility leases, thus restricting our ability to operate
We conduct certain of our operations subject to licenses, permits and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including auto parts facilities. In addition, from time to time, both the U.S. and foreign governments impose regulations and restrictions on trade in the markets in which we operate. In some countries, governments can require us to apply for certificates or registration before allowing shipment of recycled metal to customers in those countries. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to obtain these approvals could cause us to limit or discontinue operations in these locations or prevent us from developing or acquiring new facilities, which could have a material adverse effect on our financial condition and results of operations.
We lease a significant portion of our facilities, including the substantial majority of our auto parts facilities. Failure to renew these leases may impact our ability to continue operations within certain geographic areas, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Compliance with existing and new greenhouse gas emission laws and regulations may adversely impact our operating results
Future legislation or increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain and the future of these programs or measures is unknown. Any adopted future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. Until the timing, scope and extent of any future laws or regulations becomes known, we cannot predict the effect on our financial condition, operating performance or ability to compete. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products. See “Business - Environmental Matters” in Part I, Item 1 of this report for further detail.
Risk Factors Relating to Our Employees
Reliance on employees subject to collective bargaining may restrict our ability to operate
Approximately 21% of our full-time employees are represented by unions under collective bargaining agreements, including substantially all of the manufacturing employees at our CSS steel manufacturing facility. As these agreements expire, we may not be able to negotiate extensions or replacements of such agreements on acceptable terms. Any failure to reach an agreement with one or more of our unions may result in strikes, lockouts or other labor actions, including work slowdowns or stoppages, which could have a material adverse effect on our results of operations.

21 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans
As discussed in Note 13 – Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we contribute to the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of CSS. Because we have no current intention of withdrawing from the WISPP, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Our contributions to the WISPP could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to it, the inability or failure of withdrawing employers to pay their withdrawal liabilities, or other funding deficiencies, as we would need to fund the retirement obligations of these employers.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. In 2014, the WISPP obtained relief from the specified funding requirements from the IRS, which requires that the WISPP meet a minimum funded percentage on each valuation date and achieve a funded percentage of 100% as of October 1, 2029. Based on the actuarial valuation for the WISPP as of October 1, 2016, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 76.4%, which satisfies the minimum funded percentage requirements of the IRS.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. PROPERTIES
Our facilities and administrative offices by type, including their total acreage, were as follows as of August 31, 2017:

Division	No. of Facilities	Acreage
		Leased	Owned	Total
Corporate offices – Domestic	1	—	—	—
Auto and Metals Recycling:
Domestic:(1)
Administrative offices	3	—	—	—
Collection and processing	31	47	445	492
Collection	4	5	14	19
Auto parts stores	49	583	166	749
Non-operating sites(4)	17	47	160	207
Foreign:(2)
Collection and processing	3	28	4	32
Collection	1	6	—	6
Auto parts stores	4	50	—	50
Non-operating sites(4)	7	24	—	24
Cascade Scrap and Steel:
Domestic:
Steel mill and administrative offices	2	—	85	85
Collection and processing	3	—	98	98
Collection	2	—	8	8
Non-operating sites(4)	2	—	50	50
Total company:
Domestic	114	682	1,026	1,708
Foreign(2)	15	108	4	112
Total(3)	129	790	1,030	1,820
_____________________________

(1)	We jointly own 36 acres in California at three of our sites and 19 acres in Indiana at one of our sites with minority interest partners.

(2)	All foreign facilities are located in Canada.

(3)	For long-lived assets by geography, see Note 18 – Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

(4)	Non-operating sites are comprised of owned and leased real properties, some of which are sublet to external parties.

We consider all properties, both owned and leased, to be well-maintained, in good operating condition and suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters that arise in the ordinary course of business involving normal and routine claims, including environmental compliance matters. Such proceedings include, but are not limited to, proceedings relating to our status as a potentially responsible party with respect to the Portland Harbor Superfund Site, proceedings relating to other legacy environmental issues, and proceedings arising from accidents involving Company-owned vehicles, including Company tractor trailers. For additional information regarding such matters, see Note 9 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report. Except as described in such Note, we currently believe that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

23 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

In fiscal 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We actively engaged in discussions with the Commonwealth's representatives, which resulted in a settlement agreement to resolve the alleged violations. A consent judgment was jointly filed with and entered by the Superior Court for the County of Suffolk, Commonwealth of Massachusetts on September 24, 2015. The settlement involved a $450,000 cash payment, an additional $450,000 in suspended payments to be waived upon completion of a shredder emission control system and certain other specified milestones, and $350,000 in supplemental environmental projects that we have completed.
The Alameda County District Attorney and the California Office of the Attorney General, the latter on behalf of certain state agencies, are jointly investigating alleged violations of environmental requirements, including but not limited to those related to hazardous waste management and water quality, at one of our operations in the California. We are currently engaged in extensive discussions with the governmental representatives concerning the nature, extent and schedule for implementation of various facility upgrades and remedial activities that have been completed or that are underway and are included in our capital expenditure budget and that we believe will resolve the underlying environmental concerns identified by the agencies. We have also continued to dispute certain of the allegations that have been raised and maintain that the operational practices giving rise to those allegations were in compliance with applicable laws. To date, no complaint has been filed by the District Attorney or the State of California although we anticipate that the settlement of this matter will ultimately involve the simultaneous filing of a complaint and a stipulation (settlement) that involves a commitment to complete agreed-upon actions, payment of a civil penalty, and reimbursement of the agencies’ enforcement costs. Completion of a Supplemental Environmental Project may offset some portion of the penalty. The government has not yet presented a penalty demand or disclosed its enforcement costs, but based on similar enforcement proceedings that have recently been concluded in the State of California and the government’s positive response to the facility improvements that have been completed or are underway, we do not believe that the potential penalty or enforcement costs associated with resolution of this enforcement proceeding will be material to our financial position, results of operations, cash flows or liquidity.
The California Office of the Attorney General has also received a formal enforcement referral relating to another facility that we operate in California. This matter grew out of an agency inspection of the facility and subsequent issuance of a Summary of Violations setting forth a number of alleged violations relating to hazardous waste management requirements. We were notified by the agency that our response to the Summary of Violations was not accepted and that the matter had been referred to the Attorney General. We are currently engaged in settlement discussions to resolve this matter. Based on the nature of the specific allegations and the fact that the activities in question were conducted several years ago and are not ongoing, as well as the settlement discussions to date and resolution of a similar enforcement proceeding that has recently been concluded in California, we do not believe the resolution of this threatened enforcement proceeding will be material to our financial position, results of operations, cash flows or liquidity.
In addition, we were informed in late July 2017 that the New Hampshire Office of the Attorney General is contemplating bringing a civil action in connection with a legacy environmental issue at a closed facility in New Hampshire owned and previously operated by New England Metal Recycling LLC (NEMR), an indirectly wholly-owned subsidiary. This matter had been formally referred to the New Hampshire Office of Attorney General and relates to subsurface automotive shredder residue (ASR) located at the site that we discovered and self-reported in response to findings from a routine inspection of the site by the New Hampshire Department of Environmental Services (NHDES) in May 2015. It appears that this subsurface ASR dates back to 2006 or before and may have resulted from the failure to complete a corrective action plan in 2006, although a former NEMR employee reported at the time that the work had been completed. In April 2017, NEMR received a letter of deficiency alleging violations of environmental requirements relating to the characterization and disposal of hazardous waste in connection with the subsurface ASR. We are continuing to work with the NHDES to prepare and implement a remedial action plan and have accrued for our expected cost of such work. We expect to enter into settlement negotiations with the Attorney General’s Office prior to filing of any petition in the event they proceed with an enforcement case. Based on the nature of the specific allegations and the fact that the activities in question were conducted over ten years ago, as well as our self-reporting of the matter and cooperation to date in pro-actively pursuing a remediation action plan, we do not believe the resolution of this threatened enforcement proceeding will be material to our financial position, results of operations, cash flows or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.

24 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 192 holders of record of Class A common stock on October 20, 2017. Our Class A common stock has been trading since November 16, 1993. The following table sets forth the high and low trading stock prices reported on NASDAQ and the dividends paid per share for the periods indicated.

	Fiscal 2017
	High Price	Low Price	Dividends Per Share
First Quarter	$30.33	$17.30	$0.1875
Second Quarter	$30.60	$22.55	$0.1875
Third Quarter	$25.00	$17.50	$0.1875
Fourth Quarter	$27.70	$18.65	$0.1875

	Fiscal 2016
	High Price	Low Price	Dividends Per Share
First Quarter	$17.81	$12.64	$0.1875
Second Quarter	$16.93	$11.70	$0.1875
Third Quarter	$21.57	$14.49	$0.1875
Fourth Quarter	$20.65	$14.83	$0.1875

Our Class B common stock is not publicly traded. There was one holder of record of Class B common stock on October 20, 2017.
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program as amended in 2001 and 2006, we were authorized to repurchase up to 6 million shares of our Class A common stock when management deems such repurchases to be appropriate. In November 2008, our Board of Directors approved an increase in the shares authorized for repurchase by 3 million, to 9 million. As of the beginning of fiscal 2015, we had repurchased approximately 6.9 million shares of our Class A common stock under the program. We repurchased approximately 68 thousand shares for a total of $1 million and 203 thousand shares for a total of $3 million in open-market transactions in fiscal 2015 and 2016, respectively. We did not repurchase any shares in fiscal 2017. As of August 31, 2017, there were approximately 1.8 million shares available for repurchase under the program.
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

25 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Performance Graph
The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2012 through August 31, 2017, with the cumulative total return for the same period of (i) the S&P 500 Index, (ii) the S&P Steel Index and (iii) the NASDAQ Composite Index. These comparisons assume an investment of $100 at the commencement of the period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

	Year Ended August 31,
	2012	2013	2014	2015	2016	2017
Schnitzer Steel Industries(1)	$100	$94	$106	$69	$78	$116
NASDAQ	100	119	153	162	179	223
S&P 500	100	119	149	149	168	195
S&P Steel Index	100	99	125	97	108	123
_____________________________

(1)	Because we operate in two distinct but related businesses, we have no direct market peer issuers.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for each of the five years in the period ended August 31, 2017. The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended August 31,
	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share and dividend data)
Revenues	$1,687,591	$1,352,543	$1,915,399	$2,534,926	$2,616,792
Operating income (loss)(1)	$56,013	$(7,842)	$(195,529)	$24,364	$(323,178)
Income (loss) from continuing operations	$47,368	$(16,240)	$(187,849)	$12,400	$(275,781)
Loss from discontinued operations, net of tax(2)	$(390)	$(1,348)	$(7,227)	$(2,809)	$(4,242)
Net income (loss) attributable to SSI	$44,511	$(19,409)	$(197,009)	$5,924	$(281,442)
Income (loss) per share from continuing operations attributable to SSI (diluted)	$1.60	$(0.66)	$(7.03)	$0.32	$(10.40)
Net income (loss) per share attributable to SSI (diluted)	$1.58	$(0.71)	$(7.29)	$0.22	$(10.56)
Dividends declared per common share	$0.750	$0.750	$0.750	$0.750	$0.750
OTHER DATA:
Sales volumes (in thousands)(3):
AMR recycled ferrous metal (tons)(4)	3,145	2,899	3,186	3,591	3,666
AMR recycled nonferrous metal (pounds)	540,791	473,737	539,850	563,530	528,846
CSS finished steel products (tons)	496	488	540	533	488
Average net selling price(3)(5):
AMR recycled ferrous metal (per ton)	$242	$193	$264	$347	$351
AMR recycled nonferrous metal (per pound)	$0.63	$0.60	$0.74	$0.82	$0.89
CSS finished steel products (per ton)	$534	$522	$639	$677	$680

	August 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA (in thousands):
Total assets	$933,755	$891,429	$962,299	$1,355,210	$1,405,512
Long-term debt, net of current maturities	$144,403	$184,144	$227,572	$318,842	$372,663
_____________________________

(1)
Operating income in fiscal 2017 includes other asset impairment charges (recoveries), net, of $(1) million and a net gain from restructuring charges and other exit-related activities of less than $1 million. Operating loss in fiscal 2016 includes a goodwill impairment charge of $9 million, other asset impairment charges of $21 million, and restructuring charges and other exit-related activities of $7 million. Operating loss in fiscal 2015 includes a goodwill impairment charge of $141 million, other asset impairment charges of $45 million, and restructuring charges and other exit-related activities of $13 million. Operating income in fiscal 2014 includes other asset impairment charges of $1 million and restructuring charges and other exit-related activities of $7 million. Operating loss in fiscal 2013 includes a goodwill impairment charge of $321 million, other asset impairment charges of $13 million and restructuring charges and other exit-related activities of $8 million.

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

(4)
The Company sold to external customers or delivered to its steel mill an aggregate of 3,628 thousand, 3,289 thousand, 3,708 thousand, 4,309 thousand, and 4,506 thousand tons of ferrous recycled scrap metal in fiscal 2017, 2016, 2015, 2014 and 2013, respectively. Company-wide ferrous volumes include total ferrous sales volumes for AMR, ferrous tons sold externally by CSS, and ferrous tons delivered by CSS's metals recycling operations to its steel mill, net of inter-segment eliminations.

(5)
In accordance with generally accepted accounting principles, the Company reports revenues that include amounts billed for freight to customers; however, average net selling prices are shown net of amounts billed for freight.

27 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three fiscal years ended August 31, 2017, 2016, and 2015. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

Business
We are one of North America’s largest recyclers of ferrous and nonferrous scrap metal, including end-of-life vehicles, and a manufacturer of finished steel products.
Prior to the fourth quarter of fiscal 2017, our internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with our plan announced in June 2017, we modified our internal organizational and reporting structure to combine our steel manufacturing operations, which had been reported as our SMB segment, with our Oregon metals recycling operations, which had been reported within our AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). The Oregon metals recycling operations include our shredding and export facilities in Portland, Oregon, and also include four metals recycling feeder yard operations located in Oregon and Southern Washington and one metals recycling joint venture ownership interest. The Oregon metals recycling operations source substantially all of the scrap raw material needs of our steel manufacturing operations. This change in organizational structure is intended to enhance our flexibility, generate internal synergies, and enable us to more effectively adjust to market changes across our recycling and steel manufacturing operations. We began reporting on this new segment structure in the fourth quarter of fiscal 2017 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
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
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. We believe we generally benefit from sustained periods of rising recycled scrap metal selling prices, which allow us to better maintain or increase both operating income and unprocessed scrap metal flow into our facilities. When recycled scrap metal selling prices decline for a sustained period, our operating margins typically compress.
Our deep water port facilities on both the East and West Coasts of the United States (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Tacoma, Washington; and Portland, Oregon) and access to public deep water port facilities (in Kapolei, Hawaii; and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by shipping bulk cargoes to steel manufacturers located in Europe, Africa, the Middle East, Asia, and North, Central and South America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities and to meet regional domestic demand.
Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for ferrous and nonferrous recycled metal and finished steel products, the supply of scrap metal in our domestic markets, and varying demand for used auto parts from our self-service retail stores. These factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection at our facilities, and retail admissions at our auto parts stores.

28 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Strategic Priorities
As we continue to closely monitor economic conditions, we remain focused on the following core strategies and plans to meet our business goals and objectives:

•	Long-term expansion of ferrous scrap metal supply and processing, sales volumes and operating margins;

•	Use of our seven deep water ports and ground-based logistics network to directly access customers domestically and internationally to meet demand for our products wherever it is greatest;

•	Further optimization of our integrated operating platform to maximize opportunities for synergies, cost efficiencies and volumes;

•	Continuous improvement initiatives to increase production efficiency, enhance effectiveness in our commercial activities and reduce operating expense;

•	Technology and process improvement investments to increase the separation and recovery of recycled materials from our shredding process and to generate more value-added products; and

•	Increase market share through initiatives to maximize volumes and through selective partnerships, alliances and acquisitions.
Our auto parts stores are key suppliers to our metal recycling facilities, and we look to enhance the geographic proximity of operations among those facilities. We have a recycling presence in the Northwestern U.S., in Northern California and in the Northeastern U.S., near our export facilities in Tacoma, Washington, Portland, Oregon, Oakland, California and Everett, Massachusetts, which enhances our access to regional supplies of scrap metal and end-of-life vehicles.
In fiscal 2015, we initiated and implemented restructuring initiatives consisting of idling underutilized metals recycling assets, including a shredder in Johnston, Rhode Island and another shredder in Surrey, British Columbia, and closing seven auto parts stores at AMR to more closely align our business to market conditions. Additional cost savings and productivity improvement initiatives, including adjustments to our operating capacity through additional facility closures, were identified and initiated in fiscal 2016. Facility closures in fiscal 2016 included a small shredding facility in Concord, New Hampshire. Six of the auto parts stores closed in fiscal 2015 qualified for discontinued operations reporting beginning in fiscal 2015. See Note 8 - Discontinued Operations and Note 10 - Restructuring Charges and Other Exit-Related Activities in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Key economic factors and trends affecting the industries in which we operate
We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. and Western Canada. Global economic conditions, changes in supply and demand conditions, the strength of the U.S. dollar, and the availability and price of raw material alternatives affect market prices for and sales volumes of recycled ferrous and nonferrous metal in global markets and steel products in the Western U.S. and Western Canada and can have a significant impact on the results of operations for our reportable segments.
Commencing in fiscal 2012 and spanning through the first half of fiscal 2016, our markets were adversely impacted by a slowdown of economic activity globally. The macroeconomic uncertainty, combined with global steel-making overproduction and a strengthening of the U.S. dollar had resulted in deteriorating market conditions for global steel manufacturers and volatile pricing swings. The weak price environment for recycled metals in fiscal 2015 and the first half of fiscal 2016 was exacerbated by a decline in iron ore prices, a raw material used in steel-making blast furnaces which compete with EAF mills that use ferrous scrap metal as their primary feedstock. Low-priced steel billets which use iron ore as their primary raw material, and which are direct substitutes for ferrous scrap metal in the manufacture of finished steel, also contributed to lower scrap metal demand and prices during these years. The low economic growth in the U.S. and the lower scrap metal price environment contributed to constrained scrap flows in the domestic supply markets which led to significantly lower margins in our AMR business during fiscal 2015 and the first half of fiscal 2016 before prices and margins recovered during the second half of fiscal 2016. In fiscal 2017, the combination of improved U.S. and global economic growth and lower Chinese steel exports driven by higher domestic demand and reductions in less efficient steel-making capacity contributed to improved demand and prices for ferrous recycled scrap metal, positively impacting our operating results.

29 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Our operating results in fiscal 2017 benefited from improved market conditions, increased sales diversification, improved supply volumes, expanded nonferrous metal recovery, and additional benefits from our multi-year cost reduction and productivity improvement measures compared to the prior two years. The higher price environment for scrap metal during fiscal 2017 together with benefits from commercial initiatives to improve supply channels and an improved trend in U.S. economic conditions led to an increase in the supply of scrap metal in our domestic market, including end-of-life vehicles, resulting in higher processed volumes compared to fiscal 2016. The higher price environment also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal compared to the prior year.
Executive Overview of Financial Results
We generated consolidated revenues of $1.7 billion in fiscal 2017, an increase of 25% from the $1.4 billion of consolidated revenues generated in fiscal 2016, primarily due to improved market conditions for recycled metals in the domestic and export markets resulting in higher average net selling prices and increased sales volumes compared to the prior year, including benefits from increased sales diversification.
Consolidated operating income was $56 million in fiscal 2017, compared to consolidated operating loss of $8 million in fiscal 2016. Adjusted consolidated operating income in fiscal 2017 was $54 million, compared to $28 million in the prior year. Adjusted results in fiscal 2017 exclude net recoveries on previously impaired assets of $1 million, a net gain from restructuring and exit-related activities of less than $1 million, and recoveries related to the resale or modification of previously contracted shipments of $1 million. Adjusted results in fiscal 2016 exclude the impact of a goodwill impairment charge of $9 million, other asset impairment charges of $21 million, restructuring charges and other exit-related activities of $7 million, and recoveries related to the resale or modification of previously contracted shipments of $1 million. See the reconciliation of adjusted consolidated operating income (loss) in Non-GAAP Financial Measures at the end of this Item 7.
Operating results in fiscal 2017 benefited from better market conditions, increased sales diversification, improved supply volumes, expanded nonferrous metal recovery, and additional benefits from cost savings and productivity improvement initiatives compared to fiscal 2016. The higher price environment for scrap metal in fiscal 2017 together with benefits from commercial initiatives to improve supply channels and an improved trend in U.S. economic conditions also led to an increase in the supply of scrap metal, including end-of-life vehicles, resulting in higher processed volumes and improved operating results, primarily at AMR, compared to the prior year. The stronger price environment also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for fiscal 2017 expanding by approximately 10% compared to the prior year. Operating results in fiscal 2016 were adversely impacted by a lower price environment which included sharp declines in commodity selling prices during the first half of fiscal 2016 resulting in an unfavorable impact from average inventory accounting during the year. This compares to a favorable impact from average inventory accounting in fiscal 2017 which, relative to performance benefits from other drivers, was not a major contributor to the improvement in operating results year over year. CSS's operating results improved, with operating income of just over $5 million for fiscal 2017, compared to just under $5 million for the prior year. CSS's operating results included a net recovery on previously impaired assets of $1 million in fiscal 2017, compared to asset impairments of $4 million in fiscal 2016. The benefits to CSS from higher finished steel selling prices and sales volumes in fiscal 2017 were more than offset by continued pressure from low-priced imports and the adverse impact of the downtime and costs associated with major equipment upgrades at our steel mill during the first quarter of fiscal 2017.
Operating results in fiscal 2016 were also adversely impacted by a non-cash goodwill impairment charge of $9 million in a reporting unit within AMR and non-cash other asset impairment charges of $21 million primarily at AMR. See Results of Operations, Asset Impairment Charges (Recoveries), net in this Item 7 for further details on asset impairment charges.
Consolidated selling, general and administrative ("SG&A") expense in fiscal 2017 increased by $23 million, or 15%, compared to the prior year primarily due to higher employee-related expenses, including an increase in incentive compensation accruals resulting from improved financial performance, other expenses related to higher volumes, and increased environmental liabilities. This increase was partially offset by incremental benefits from cost savings and productivity improvement measures. SG&A expense in fiscal 2016 included a $6 million benefit from an insurance reimbursement.
In recent years, we implemented a number of cost reduction and productivity improvement measures to more closely align our business to market conditions. The combined benefit of the measures initiated since the beginning of fiscal 2015 represents a targeted annual improvement to operating performance of approximately $95 million. In fiscal 2017, we achieved the full $95 million in combined benefits related to these measures, compared to $78 million and $28 million of benefits in fiscal 2016 and 2015, respectively. In total, we have achieved approximately $160 million in combined annual benefits to operating performance since announcing the initial phase of these cost savings and productivity initiatives at the end of fiscal 2012. Charges incurred in connection with the foregoing initiatives are discussed in Results of Operations, Restructuring Charges and Other Exit-Related Activities in this Item 7.

30 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Net income from continuing operations attributable to SSI in fiscal 2017 was $45 million, or $1.60 per diluted share, compared to net loss from continuing operations attributable to SSI of $18 million, or $(0.66) per diluted share, in the prior year. Adjusted net income from continuing operations attributable to SSI in fiscal 2017 was $43 million, or $1.53 per diluted share, compared to $19 million, or $0.69 per diluted share, in the prior year. See the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of this Item 7.
The following items further highlight selected liquidity and capital structure metrics:

•	Net cash provided by operating activities of $100 million in fiscal 2017, compared to $99 million in the prior year;

•	Debt of $145 million as of August 31, 2017, compared to $193 million as of the prior year-end; and

•
Debt, net of cash, of $138 million as of August 31, 2017, compared to $166 million as of the prior year-end (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 7).

31 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Year Ended August 31,
				% Increase / (Decrease)
($ in thousands)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Revenues:
Auto and Metals Recycling	$1,363,618	$1,060,592	$1,513,315	29%	(30)%
Cascade Steel and Scrap	339,620	304,032	435,113	12%	(30)%
Intercompany revenue eliminations(1)	(15,647)	(12,081)	(33,029)	30%	(63)%
Total revenues	1,687,591	1,352,543	1,915,399	25%	(29)%
Cost of goods sold:
Auto and Metals Recycling	1,158,154	905,863	1,372,456	28%	(34)%
Cascade Steel and Scrap	322,013	283,006	402,374	14%	(30)%
Intercompany cost of goods sold eliminations(1)	(15,659)	(12,881)	(32,152)	22%	(60)%
Total cost of goods sold	1,464,508	1,175,988	1,742,678	25%	(33)%
Selling, general and administrative expense:
Auto and Metals Recycling	116,461	106,691	122,279	9%	(13)%
Cascade Steel and Scrap	14,321	12,571	12,998	14%	(3)%
Corporate(2)	40,788	29,646	35,315	38%	(16)%
Total selling, general and administrative expense	171,570	148,908	170,592	15%	(13)%
(Income) from joint ventures:
Auto and Metals Recycling	(2,218)	(386)	(696)	475%	(45)%
Cascade Steel and Scrap	(1,456)	(433)	(794)	236%	(45)%
Total (income) from joint ventures	(3,674)	(819)	(1,490)	349%	(45)%
Goodwill impairment charges:
Auto and Metals Recycling	—	8,845	141,021	NM	(94)%
Other asset impairment charges (recoveries), net:
Auto and Metals Recycling	(184)	16,411	44,374	NM	(63)%
Cascade Steel and Scrap	(533)	4,192	—	NM	NM
Corporate	—	79	745	NM	(89)%
Total other asset impairment charges (recoveries), net	(717)	20,682	45,119	NM	(54)%
Operating income (loss):
Auto and Metals Recycling	91,405	23,168	(166,119)	295%	(114)%
Cascade Steel and Scrap	5,275	4,696	20,535	12%	(77)%
Segment operating income (loss)	96,680	27,864	(145,584)	247%	(119)%
Restructuring charges and other exit-related activities(3)	109	(6,781)	(13,008)	NM	(48)%
Corporate expense(2)	(40,788)	(29,725)	(36,060)	37%	(18)%
Change in intercompany profit elimination(4)	12	800	(877)	(99)%	NM
Total operating income (loss)	$56,013	$(7,842)	$(195,529)	NM	(96)%
_____________________________
NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

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

32 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

We operate our business across two reportable segments: AMR and CSS. Additional financial information relating to these reportable segments is contained in Note 18 - Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Auto and Metals Recycling

	For the Year Ended August 31,
				% Increase / (Decrease)
($ in thousands, except for prices)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Ferrous revenues	$843,222	$625,517	$934,057	35%	(33)%
Nonferrous revenues	394,977	330,351	449,815	20%	(27)%
Retail and other revenues	125,419	104,724	129,443	20%	(19)%
Total segment revenues	1,363,618	1,060,592	1,513,315	29%	(30)%
Cost of goods sold	1,158,154	905,863	1,372,456	28%	(34)%
Selling, general and administrative expense	116,461	106,691	122,279	9%	(13)%
(Income) from joint ventures	(2,218)	(386)	(696)	475%	(45)%
Goodwill impairment charges	—	8,845	141,021	NM	(94)%
Other asset impairment charges (recoveries), net	(184)	16,411	44,374	NM	(63)%
Segment operating income (loss)	$91,405	$23,168	$(166,119)	295%	NM
Average recycled ferrous metal sales prices ($/LT):(1)
Domestic	$236	$188	$261	26%	(28)%
Foreign	$244	$196	$265	24%	(26)%
Average	$242	$193	$264	25%	(27)%
Ferrous sales volume (LT, in thousands):
Domestic	948	859	1,003	10%	(14)%
Foreign	2,197	2,040	2,183	8%	(7)%
Total ferrous sales volume (LT, in thousands)	3,145	2,899	3,186	9%	(9)%
Average nonferrous sales price ($/pound)(1)(2)	$0.63	$0.60	$0.74	5%	(19)%
Nonferrous sales volumes (pounds, in thousands)(2)	540,791	473,737	539,850	14%	(12)%
Cars purchased (in thousands)(3)	411	319	337	29%	(5)%
Number of auto parts stores at period end	53	52	55	2%	(5)%
Outbound freight included in cost of goods sold	$97,400	$77,477	$110,789	26%	(30)%
_____________________________
LT = Long Ton, which is 2,240 pounds
NM = Not meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Average sales price and volume information excludes platinum group metals ("PGMs") in catalytic converters.

(3)	Cars purchased by auto parts stores only.
Fiscal 2017 compared with fiscal 2016
AMR Segment Revenues
Revenues in fiscal 2017 increased by 29% compared to fiscal 2016 primarily due to improved market conditions for recycled metals in the domestic and export markets resulting in higher average net selling prices and increased sales volumes compared to the prior year, including benefits from increased sales diversification. Average net selling prices for shipments of ferrous scrap metal in fiscal 2017 increased by 25% compared to the prior year. Ferrous sales volumes in fiscal 2017 also increased by 9% compared to the prior year due to higher export and domestic shipments in fiscal 2017. Additionally, nonferrous sales volumes in fiscal 2017 were higher by 14% compared to the prior year, and nonferrous average net selling prices were higher by 5%.

33 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Operating Income
Operating income for fiscal 2017 was $91 million, compared to $23 million in fiscal 2016. Adjusted operating income in fiscal 2017 was $90 million, compared to $48 million in the prior year. See the reconciliation of AMR adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 7.
Operating results in fiscal 2017 benefited from better market conditions, increased sales diversification, improved supply volumes, expanded nonferrous metal recovery, and additional benefits from cost savings and productivity improvement initiatives compared to fiscal 2016. The higher price environment for scrap metal in fiscal 2017 together with benefits from commercial initiatives to improve supply channels and an improved trend in U.S. economic conditions also led to an increase in the supply of scrap metal, including end-of-life vehicles, resulting in higher processed volumes compared to the prior year. The stronger price environment also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for fiscal 2017 expanding by approximately 10% compared to the prior year. Operating results in fiscal 2016 were adversely impacted by a lower price environment which included sharp declines in commodity selling prices during the first half of fiscal 2016 resulting in an unfavorable impact from average inventory accounting during the year. This compares to a favorable impact from average inventory accounting in fiscal 2017 which, relative to performance benefits from other drivers, was not a major contributor to the improvement in AMR's operating results year over year.
In the second quarter of fiscal 2016, we identified a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $9 million at a reporting unit within AMR. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets at AMR of $16 million primarily related to certain regional metals recycling operations and used auto parts store locations and certain previously-idled recycling equipment assets. See Results of Operations, Asset Impairment Charges (Recoveries), net in this Item 7 for further details on asset impairment charges.
AMR SG&A expense in fiscal 2017 increased by $10 million, or 9%, compared to the prior year primarily due to higher employee-related expenses, including an increase in incentive compensation accruals resulting from improved financial performance, other expenses related to higher volumes, and increased environmental liabilities. This increase was partially offset by incremental benefits from cost savings and productivity improvement measures to reduce direct costs of production and SG&A expense. AMR operating results in fiscal 2017 were positively impacted by $11 million of incremental benefits from these measures.
AMR's results of operations do not include operating results from discontinued operations. See Note 8 – Discontinued Operations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Fiscal 2016 compared with fiscal 2015
AMR Segment Revenues
The 33% decrease in ferrous revenues and 27% decrease in nonferrous revenues in fiscal 2016 were primarily due to significantly lower average net selling prices for ferrous and nonferrous scrap metal, as well as reduced sales volumes compared to the prior year. After experiencing sharp declines in the first half of fiscal 2016, net selling prices for shipments of ferrous scrap metal increased significantly during the third quarter of fiscal 2016, primarily due to improved demand, before decreasing in the fourth quarter and returning to the levels seen at the beginning of the fiscal year. Overall demand for recycled metals in our end-markets was weaker than in the prior year primarily due to continued low global economic growth, the relative strength of the U.S. dollar and the impact of lower iron ore prices during most of the fiscal year. This resulted in significantly lower average net selling prices for ferrous and nonferrous scrap metal and reduced sales volumes in fiscal 2016 compared to the prior year.
AMR Segment Operating Income (Loss)
Operating income for fiscal 2016 was $23 million , compared to operating loss of $166 million in the prior year. Adjusted operating income in fiscal 2016 was $48 million, which excludes a goodwill impairment charge of $9 million, other asset impairment charges of $16 million and benefits from contract settlements of $1 million. Adjusted operating income in fiscal 2015 was $26 million, which excludes a goodwill impairment charge of $141 million, other asset impairment charges of $44 million and the impact of reselling or modifying the terms of certain previously contracted bulk ferrous shipments of $7 million. See the reconciliation of AMR adjusted operating income (loss) in Non-GAAP Financial Measures at the end of this Item 7.
Operating results during fiscal 2016 and 2015 were adversely impacted by the lower price environment which included sharp declines in commodity selling prices during the first half of each year and asset impairment charges recorded in each year. Operating results in the second half of fiscal 2016 benefited from an increase in ferrous average net selling prices after experiencing sharp declines during the first half of the fiscal year which resulted in the adverse impact from average inventory accounting in fiscal 2016 being significantly less than the adverse impact in fiscal 2015. Operating results in fiscal 2016 also benefited from cost savings and productivity improvement measures initiated in fiscal 2015, and further expanded in fiscal 2016, to reduce direct costs of production and SG&A expense. Excluding the adverse impact of asset impairment charges, these benefits contributed to higher

34 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

operating margins per ferrous ton sold at AMR compared to fiscal 2015 despite lower average net selling prices and sales volumes. SG&A expense in fiscal 2016 decreased by $16 million, or 13%, compared to fiscal 2015 primarily resulting from reduced employee-related expenses.
In the second quarter of fiscal 2016, we identified a triggering event requiring an interim impairment test of goodwill allocated to our reporting units. The impairment test resulted in a non-cash goodwill impairment charge of $9 million at a reporting unit within the AMR operating segment. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets at AMR of $16 million primarily related to certain regional metals recycling operations and used auto parts store locations and certain recycling equipment assets which were previously idled.
In the second quarter of fiscal 2015, we identified a triggering event requiring an interim impairment test of goodwill which resulted in a non-cash goodwill impairment charge of $141 million. We also recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets at AMR of $44 million primarily in connection with certain strategic actions we undertook to improve our operating performance which included reducing shredding capacity and closing auto parts stores.
Cascade Steel and Scrap

	For the Year Ended August 31,
				% Increase / (Decrease)
($ in thousands, except for price)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Steel revenues(1)	$280,767	$269,905	$375,037	4%	(28)%
Recycling revenues(2)	58,853	34,127	60,076	72%	(43)%
Total segment revenues	339,620	304,032	435,113	12%	(30)%
Cost of goods sold	322,013	283,006	402,374	14%	(30)%
Selling, general and administrative expense	14,321	12,571	12,998	14%	(3)%
(Income) from joint ventures	(1,456)	(433)	(794)	236%	(45)%
Other asset impairment charges (recoveries), net	(533)	4,192	—	NM	NM
Segment operating income	$5,275	$4,696	$20,535	12%	(77)%
Finished steel average sales price ($/ST)(3)	$534	$522	$639	2%	(18)%
Finished steel products sold (ST, in thousands)	496	488	540	2%	(10)%
Rolling mill utilization(4)	83%	63%	73%	32%	(14)%
_____________________________
ST = Short Ton, equivalent to 2,000 pounds

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.

(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(4)
Rolling mill utilization for fiscal 2017 is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products, reflecting a decrease in the effective finished steel production capacity resulting from the decommissioning of the older rolling mill during the first quarter of fiscal 2017.

Fiscal 2017 compared with fiscal 2016
CSS Segment Revenues
Revenues in fiscal 2017 increased by $36 million, or 12%, compared to fiscal 2016 primarily due to increased export sales of ferrous recycled scrap metal, higher average selling prices for our finished steel products reflecting the impact of higher steel-making raw material costs, and higher sales volumes for finished steel products due to stronger demand in the West Coast markets.
CSS Segment Operating Income
Operating income for fiscal 2017 was just over $5 million, compared to operating income of just under $5 million in the prior year. Adjusted operating income in fiscal 2017 was $5 million, compared to adjusted operating income of $9 million in fiscal 2016. Adjusted results in fiscal 2017 exclude a net recovery on previously impaired assets of $1 million. Adjusted results in fiscal 2016 exclude other asset impairment charges of $4 million. See the reconciliation of CSS adjusted operating income in Non-GAAP Financial Measures at the end of this Item 7.

35 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Operating results in fiscal 2017 benefited from stronger demand for our finished steel products in the West Coast markets during the fourth quarter and improved market conditions for ferrous and nonferrous recycled scrap metal in the export markets. The benefits from the improved conditions were partially offset by continued pressure from low-priced imports and costs of $2 million associated with a major equipment upgrade at our steel mill in the first quarter of fiscal 2017. Operating results for both fiscal years were adversely impacted by selling prices for finished steel products falling faster than cost of goods sold, primarily during the first half of each year, resulting in compressed operating margins. Operating results in fiscal 2016 were adversely affected by impairment charges of $2 million on steel mill supplies inventory and $2 million on an investment in a metals recycling joint venture. Fiscal 2017 operating results included a net recovery on previously impaired assets of $1 million consisting primarily of a gain on the sale of a previously impaired metals recycling joint venture investment.
Fiscal 2016 compared with fiscal 2015
CSS Segment Revenues
Revenues decreased by $131 million, or 30%, for fiscal 2016 compared to the prior year. This decrease was primarily due to reduced average selling prices and sales volumes for our finished steel products driven by increased competition from lower-priced imports of finished steel products and the impact on selling prices of reduced steel-making raw material costs primarily during the first half of fiscal 2016. Finished steel sales volumes improved in the second half of fiscal 2016 compared to the first half of the fiscal year primarily due to the impact of seasonally stronger construction activity, but remained lower than levels achieved in fiscal 2015. Weaker demand in the export markets for ferrous and nonferrous recycled scrap metal contributed to reduced recycled metal revenues compared to the prior year.
CSS Segment Operating Income
Operating income for fiscal 2016 was $5 million, a decrease of $16 million compared to $21 million in the prior year. Adjusted operating income in fiscal 2016, excluding other asset impairment charges of $4 million, was $9 million, compared to adjusted operating income of $21 million in fiscal 2015. See the reconciliation of CSS adjusted operating income in Non-GAAP Financial Measures at the end of this Item 7.
The year-over-year reduction in operating results was primarily due to the declining price environment for our finished steel products during the first half of fiscal 2016 which led to selling prices falling faster than cost of goods sold. Additionally, finished steel sales volumes decreased primarily due to increased competition from imported steel products. The rolling mill utilization rate decreased primarily due to lower sales volumes compared to the prior year and the optimization of inventory levels.

36 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Asset Impairment Charges (Recoveries), net
During the periods presented, we recorded non-cash impairment charges and accelerated depreciation on certain long-lived and other assets, as well as recoveries on certain previously impaired assets. The following asset impairment charges and subsequent recoveries, excluding goodwill impairment charges, were recorded in the Consolidated Statements of Operations (in thousands):

	Year Ended August 31,
	2017	2016	2015
Reported within other asset impairment charges (recoveries), net:
Auto and Metals Recycling
Long-lived assets	$—	$7,336	$41,676
Accelerated depreciation	—	6,208	—
Investments in joint ventures	860	—	—
Assets held for sale	(1,044)	1,659	2,558
Other assets	—	1,208	140
Total Auto and Metals Recycling	(184)	16,411	44,374
Cascade Steel and Scrap
Accelerated depreciation	401	—	—
Investments in joint ventures	(934)	1,968	—
Supplies inventory	—	2,224	—
Total Cascade Steel and Scrap	(533)	4,192	—
Corporate - Other assets	—	79	745
	(717)	20,682	45,119
Reported within restructuring charges and other exit-related activities:
Long-lived assets	—	468	—
Accelerated depreciation	96	630	3,836
Supplies inventory	—	1,047	—
Other assets	62	35	—
Exit-related gains	(565)	(1,337)	—
	(407)	843	3,836
Reported within discontinued operations:
Long-lived assets	—	673	2,666
Accelerated depreciation	—	274	—
	—	947	2,666
Total	$(1,124)	$22,472	$51,621
Corporate
Corporate expense is comprised almost entirely of unallocated SG&A expense for management and certain administrative services that benefit both reportable segments. Corporate SG&A expense was $41 million, $30 million and $35 million for the fiscal years 2017, 2016, and 2015, respectively. The higher level of expense for fiscal 2017 is due to an increase in incentive compensation accruals resulting from improved financial performance and the inclusion of a $6 million benefit from an insurance reimbursement in fiscal 2016.

37 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Restructuring Charges and Other Exit-Related Activities
Consolidated operating results in fiscal 2017 also included a net benefit from restructuring charges and other exit-related activities of less than $1 million, compared to charges of $7 million in fiscal 2016 and $13 million in fiscal 2015. Additional restructuring charges and other exit-related activities of less than $1 million were included in the results of discontinued operations in fiscal 2017, compared to charges of $1 million for fiscal 2016 and $4 million for fiscal 2015. Restructuring charges consisted of severance, contract termination and other restructuring costs. Other exit-related activities of less than $1 million in fiscal 2017 included a gain recorded in connection with the disposition of business assets related to the elimination of a metals recycling feeder yard operation, resulting in a net benefit from restructuring charges and other exit-related activities for the period. Other exit-related activities of $2 million and $7 million in fiscal 2016 and 2015, respectively, consisted of asset impairments and accelerated depreciation of assets in connection with the closure of certain operations, net of gains on exit-related disposals. The charges incurred during the periods presented primarily pertain to restructuring initiatives announced in the second quarter of fiscal 2015 and expanded in subsequent periods (the "Q2'15 Plan"). Consolidated operating results for the periods presented also reflect benefits from cost reduction and productivity improvement measures initiated prior to the second quarter of fiscal 2015 and an immaterial amount of associated costs.
Since the beginning of fiscal 2015, we have initiated and implemented a number of additional cost reduction and productivity improvement measures with a combined targeted annual benefit of approximately $95 million. These initiatives included those announced in the first quarter of fiscal 2015 ( the "Q1'15 Plan") followed by further cost-saving and exit-related measures as part of the Q2'15 Plan targeting a combined benefit to annual operating performance of approximately $60 million, subsequently increased by $5 million in the first quarter of fiscal 2016. In the second quarter of fiscal 2016, we expanded the Q2'15 Plan initiatives by an additional $30 million.
The cost reduction and productivity improvements associated with the Q1'15 Plan were driven by a combination of revenue drivers and production and SG&A cost reduction initiatives with a targeted aggregate annual improvement of $14 million, which was achieved in fiscal 2016. The improvements to performance associated with the Q2'15 Plan included two components. The first component reflected strategic actions initiated in the second quarter of fiscal 2015 consisting of idling shredding equipment and closing seven auto parts stores at AMR to align our business to market conditions, targeting a benefit to annual operating performance of approximately $18 million, of which approximately one-third was from reduced depreciation expense. As part of the second component of the Q2'15 Plan, in April 2015, we initiated measures, and also announced the integration of the former Metals Recycling Business and Auto Parts Business into the combined AMR platform, in order to achieve operational synergies and further reduce our annual operating expenses, primarily SG&A expense, by approximately $28 million through personnel reductions, eliminating organizational layers, consolidating shared service functions and reducing other administrative costs. We expanded the Q2'15 Plan and target by initiating measures primarily in the first and second quarters of fiscal 2016 with an additional $35 million in expected benefits primarily through further reductions in personnel, savings from procurement activities, streamlining of administrative and supporting services functions, and adjustments to our operating capacity through additional facility closures, with approximately two-thirds of the target coming from a reduction in SG&A expense and the rest from a reduction in production costs, primarily at AMR. In fiscal 2017, we achieved the approximately $95 million in combined benefits related to these measures, compared to $78 million and $28 million of benefits in fiscal 2016 and 2015, respectively.
In total, we have achieved approximately $160 million in combined annual benefit to operating performance since announcing the first cost savings and productivity initiatives at the end of fiscal 2012, which includes approximately $95 million of the benefits described above.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Restructuring charges and other exit-related activities incurred in connection with cost reduction and productivity improvement plans for the last three fiscal years ended August 31 were comprised of the following (in thousands):

	2017			2016			2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(24)	$(24)	$—	$4,915	$4,915	$391	$5,330	$5,721
Contract termination costs	255	139	394	311	796	1,107	377	1,245	1,622
Other restructuring costs	—	—	—	—	—	—	1,223	2,048	3,271
Total restructuring charges	255	115	370	311	5,711	6,022	1,991	8,623	10,614
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	3,127	3,127	—	6,502	6,502
Gains on exit-related disposals	—	(565)	(565)	—	(1,337)	(1,337)	—	—	—
Total other exit-related activities	—	(407)	(407)	—	1,790	1,790	—	6,502	6,502
Total restructuring charges and exit-related activities	$255	$(292)	$(37)	$311	$7,501	$7,812	$1,991	$15,125	$17,116

Restructuring charges and other exit-related activities included in continuing operations			$(109)			$6,781			$13,008
Restructuring charges and other exit-related activities included in discontinued operations			$72			$1,031			$4,108
We do not include restructuring charges and other exit-related activities in the measurement of the performance of our reportable segments. The significant majority of restructuring charges require us to make cash payments.
See Note 10 - Restructuring Charges and Other Exit-Related Activities in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Other Income, net
Other income, net was $1 million, $1 million and $4 million for fiscal 2017, 2016 and 2015, respectively. The change between fiscal 2015 and 2016 was primarily due to changes in foreign currency gains and losses on transactions denominated in Canadian dollars. For more information about our foreign currency transactions, see Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Interest Expense
Interest expense was $8 million, $9 million and $9 million for fiscal 2017, 2016 and 2015, respectively. The impact on fiscal 2017 interest expense of reduced average borrowings under our bank credit facilities compared to fiscal 2016 was offset by higher interest rates. The impact on fiscal 2016 interest expense of reduced average borrowings compared to fiscal 2015 was offset by higher interest rates and the write-off of debt issuance costs of $1 million. For more information about our outstanding debt balances, see Note 7 – Debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Income Tax (Expense) Benefit

	Year Ended August 31,
	2017	2016	2015
Income (loss) from continuing operations before income taxes	$48,690	$(15,505)	$(200,464)
Income tax (expense) benefit	$(1,322)	$(735)	$12,615
Effective tax rate	2.7%	(4.7)%	6.3%
Income tax (expense) benefit from continuing operations was $(1) million, $(1) million and $13 million for fiscal 2017, 2016 and 2015, respectively.

39 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Our effective tax rate from continuing operations in fiscal 2017 was an expense of 2.7%, which was lower than the U.S. federal statutory rate of 35% primarily due to our full valuation allowance positions and federal income tax refund claims, partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions. The valuation allowances on our deferred tax assets are the result of negative objective evidence, including the effects of historical losses in our tax jurisdictions, outweighing positive objective and subjective evidence, indicating that it is more likely than not that the associated tax benefit will not be realized.
Our effective tax rate from continuing operations in fiscal 2016 was an expense of 4.7%, which was lower than the U.S. federal statutory rate of 35%. The effective tax rate was reduced for valuation allowances on deferred tax assets and the aggregate impact of foreign income taxed at different rates. Those reductions were partially offset by the realization of deductible foreign investment basis for tax purposes. Our income tax expense is comprised primarily of the increase in deferred tax liabilities from indefinite-lived assets plus certain state cash tax expenses. The increase in valuation allowance on deferred tax assets was recognized as a result of negative evidence, including recent losses in all tax jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized.
Our effective tax rate from continuing operations in fiscal 2015 was a benefit of 6.3%, which was lower than the U.S. federal statutory rate of 35%. The effective tax rate was reduced by 33% for valuation allowances on deferred tax assets and the aggregate impact of excluding foreign income taxed at different rates. Those expenses were partially offset by the recognition of a $13 million benefit related to the realization of deductible foreign investment basis for tax purposes. The increase in valuation allowance on deferred tax assets was recognized as a result of negative evidence, including recent losses in all tax jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized.
Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses. We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed. It is reasonably possible that sufficient positive evidence required to release a portion of our valuation allowance within the next twelve months may result in a reduction to the valuation allowance, which could be material.
See Note 15 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
Discontinued Operations
In fiscal 2015, we ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the AMR reportable segment. In fiscal 2016 and 2015, we recorded impairment charges and accelerated depreciation of $1 million and $3 million, respectively, on the long-lived assets of discontinued auto parts stores. Impaired assets in fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.
The results of discontinued operations were comprised of the following (in thousands):

	Year Ended August 31,
	2017	2016	2015
Revenues	$—	$—	$8,263

Loss from discontinued operations before income taxes	$(390)	$(1,348)	$(7,227)
Income tax benefit	—	—	—
Loss from discontinued operations, net of tax	$(390)	$(1,348)	$(7,227)

See Note 8 - Discontinued Operations in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

40 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $7 million and $27 million as of August 31, 2017 and 2016, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2017, debt was $145 million, compared to $193 million as of August 31, 2016, and debt, net of cash, was $138 million, compared to $166 million as of August 31, 2016 (refer to Non-GAAP Financial Measures below). Debt, net of cash, decreased by $28 million primarily as a result of the positive cash flows generated by operating activities.
Operating Activities
Net cash provided by operating activities in fiscal 2017 was $100 million, compared to $99 million in fiscal 2016 and $145 million in fiscal 2015.
Net cash provided by operating activities in fiscal 2017 primarily benefited from improved operating performance compared to the prior year. Sources of cash in fiscal 2017 included a $33 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, and a $12 million increase in accrued payroll and related liabilities due to increases in incentive compensation accruals resulting from improved financial performance. Uses of cash in fiscal 2017 included a $22 million increase in inventory due to higher raw material purchase prices, higher volumes on hand and the impact of timing of purchases and sales, and a $36 million increase in accounts receivable primarily due to increases in recycled metal selling prices and sales volumes, and the timing of sales and collections.
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
Investing Activities
Net cash used in investing activities in fiscal 2017 was $45 million, compared to $30 million in fiscal 2016 and $28 million in fiscal 2015.
Cash used in investing activities in fiscal 2017, 2016 and 2015 included $45 million, $35 million and $32 million, respectively, in capital expenditures to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related assets. For all fiscal years presented, the significant majority of capital expenditures were associated with projects at AMR.
Financing Activities
Net cash used in financing activities for fiscal 2017 was $75 million, compared with $65 million in fiscal 2016 and $119 million in fiscal 2015.
Cash used in financing activities in fiscal 2017, 2016 and 2015 included $20 million for cash dividends in each fiscal year and $48 million, $36 million and $91 million, respectively, in net repayments of debt. Refer to Non-GAAP Financial Measures below.

41 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Debt
Following is a summary of our outstanding balances and availability on credit facilities and long-term debt, exclusive of capital lease obligations (in thousands):

	Outstanding as of 8/31/2017	Remaining Availability
Bank secured revolving credit facilities(1)	$140,000	$197,040
Other debt obligations	$706	N/A
_____________________________

(1)	Remaining availability is net of $10 million of outstanding stand-by letters of credit as of August 31, 2017.
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
We had borrowings outstanding under the credit facilities of $140 million and $180 million as of August 31, 2017 and 2016, respectively. The weighted average interest rate on amounts outstanding under this facility was 3.48% and 3.01% as of August 31, 2017 and 2016, respectively.
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
As of August 31, 2017, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.16 to 1.00 as of August 31, 2017. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.22 to 1.00 as of August 31, 2017. The asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.80 to 1.00 as of August 31, 2017.
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
As of August 31, 2016, we had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, we exercised our option to redeem the bonds prior to maturity. We repaid the bonds in full in September 2016. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the year ended August 31, 2017 on the Consolidated Statement of Cash Flows.

42 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures
Capital expenditures totaled $45 million, $35 million and $32 million for fiscal 2017, 2016 and 2015, respectively. Capital expenditures in each of these years were primarily to upgrade our equipment and infrastructure and for additional investments in environmental and safety-related projects. We currently plan to invest in the range of $55 million to $70 million in capital expenditures in fiscal 2018, an increase from the expenditures made in fiscal 2017 and 2016 primarily due to increased equipment replacement and upgrades, further investment in nonferrous processing technologies, and environmental projects using cash generated from operations and available credit facilities.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $17 million, $14 million and $10 million for environmental projects in fiscal 2017, 2016 and 2015, respectively. We plan to invest up to $20 million in capital expenditures for environmental projects in fiscal 2018. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
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
Share Repurchase Program
Pursuant to our amended share repurchase program, we have existing authorization to repurchase up to approximately 1.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. As of the beginning of fiscal 2015, we had repurchased approximately 6.9 million shares of our Class A common stock under the program. We repurchased approximately 68 thousand shares for a total of $1 million and 203 thousand shares for a total of $3 million in open-market transactions in fiscal 2015 and 2016, respectively. We did not repurchase any shares in fiscal 2017.
Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.
We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, share repurchases, dividends, joint ventures, debt service requirements, environmental obligations, investments and acquisitions. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
Off-Balance Sheet Arrangements
None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

43 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Contractual Obligations and Commitments
We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2017 (in thousands):

	Payment Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual Obligations
Long-term debt(1)	$41	$153	$92	$140,050	$53	$317	$140,706
Interest payments on long-term debt(2)	4,904	4,914	4,900	3,135	26	61	17,940
Capital leases, including interest	1,169	1,043	1,022	885	753	1,824	6,696
Operating leases	19,572	16,824	13,333	7,894	5,317	22,410	85,350
Purchase obligations(3)	73,230	15,143	14,985	3,591	2,067	5,600	114,616
Other(4)	217	314	311	308	305	3,325	4,780
Total	$99,133	$38,391	$34,643	$155,863	$8,521	$33,537	$370,088
_____________________________

(1)	Long-term debt represents the principal amounts of all outstanding long-term debt, maturities of which extend to 2027.

(2)
Interest payments on long-term debt are based on interest rates in effect as of August 31, 2017. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.

(3)
Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, including purchases of inventory items to be sold in the ordinary course of business.

(4)	Other contractual obligations consist of pension funding obligations and other accrued liabilities.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2017, we had $10 million outstanding under these arrangements.

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
As of the beginning of the third quarter of fiscal 2017, we early-adopted an accounting standard update that revises the quantitative goodwill impairment test with no impact to the Consolidated Financial Statements. Under the revised guidance, we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

44 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

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
In the fourth quarter of fiscal 2017, we performed the annual goodwill impairment test as of July 1, 2017. As of the testing date, the balance of the Company's goodwill of $167 million was carried by a single reporting unit within the AMR operating segment. We elected to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. As a result of the qualitative assessment, we concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying value as of the testing date and, therefore, no further impairment testing was required.
Long-Lived Assets
We test long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. For our metals recycling operations reported within AMR, an asset group is generally comprised of the regional shredding and export operation along with surrounding feeder yards. For regions with no shredding and export operations, each metals recycling yard is an asset group. For our auto parts operations, generally each auto parts store is an asset group. The combined steel manufacturing and metals recycling operations within CSS are a single asset group. Prior to their combination into CSS in the fourth quarter of fiscal 2017, our steel manufacturing operations and Oregon metals recycling operations were distinct asset groups. We test our asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined primarily using the cost and market approaches.
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

45 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Our accrued environmental liabilities as of August 31, 2017 included $1 million related to third party investigation costs for the Portland Harbor Superfund site. Because there has not been a determination of the total cost of the investigations, the remediation that will be required, the amount of natural resource damages or how the costs of the ongoing investigations and any remedy and natural resource damages will be allocated among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which are likely or reasonably possible that we may incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Therefore, no additional amounts have been accrued. See Contingencies – Environmental in Note 9 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Inventories
Our inventories consist of processed and unprocessed scrap metal (ferrous, nonferrous, and nonferrous recovered joint product arising from the manufacturing process), semi-finished steel products (billets), finished steel products (primarily rebar, merchant bar and wire rod), used and salvaged vehicles, and supplies. Inventories are stated at the lower of cost or market. We consider estimated future selling prices when determining the estimated net realizable value for our inventory. As we generally sell our recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, we utilize the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand.
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
Revenue Recognition
We recognize revenue when we have a contract or purchase order from a customer with a fixed or determinable price, the title and risk of loss transfer to the buyer and collectibility is reasonably assured. Title for both metal and finished steel products transfers based on contract terms. A significant portion of our ferrous export sales of recycled metal are made with letters of credit, reducing

46 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

credit risk. However, domestic recycled ferrous metal sales, nonferrous sales and sales of finished steel are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectibility prior to revenue recognition. Additionally, when contractual terms support revenue recognition based on transfer of title and risk of loss we recognize revenues on partially loaded shipments, which requires an estimate of the product weight involved in any partial shipments at period end. Retail revenues are recognized when customers pay for parts. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our Consolidated Balance Sheets until remitted. See the discussion on credit risk contained in Item 7A of this report.
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
The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2017	August 31, 2016	August 31, 2015
Short-term borrowings	$721	$8,374	$584
Long-term debt, net of current maturities	144,403	184,144	227,572
Total debt	145,124	192,518	228,156
Less: cash and cash equivalents	7,287	26,819	22,755
Total debt, net of cash	$137,837	$165,699	$205,401
Net borrowings (repayment) of debt
Net borrowings (repayment) of debt is the sum of borrowings from long-term debt, repayments of long-term debt, proceeds from line of credit, and repayment of line of credit. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Borrowings from long-term debt	$433,336	$152,311	$140,536
Proceeds from line of credit	—	135,500	266,500
Repayment of long-term debt	(481,757)	(187,951)	(231,103)
Repayment of line of credit	—	(135,500)	(266,500)
Net repayments of debt	$(48,421)	$(35,640)	$(90,567)

47 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Adjusted consolidated operating income (loss), adjusted AMR operating income (loss), adjusted CSS operating income, adjusted net income (loss) from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for goodwill impairment charges, other asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, the non-cash write-off of debt issuance costs, and income tax expense (benefit) associated with these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp decline in selling prices, of certain previously contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in fiscal 2016, are reported within SG&A expense in the Consolidated Statements of Operations and are also excluded from the measures.
The following is a reconciliation of adjusted consolidated operating income (loss), adjusted AMR operating income (loss), and adjusted CSS operating income (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Consolidated operating income (loss):
As reported	$56,013	$(7,842)	$(195,529)
Goodwill impairment charges	—	8,845	141,021
Other asset impairment charges (recoveries), net	(717)	20,682	45,119
Restructuring charges and other exit-related activities	(109)	6,781	13,008
Resale or modification of previously contracted shipments, net of recoveries	(1,144)	(694)	6,928
Adjusted	$54,043	$27,772	$10,547

AMR operating income (loss):
As reported	$91,405	$23,168	$(166,119)
Goodwill impairment charges	—	8,845	141,021
Other asset impairment charges (recoveries), net	(184)	16,411	44,374
Resale or modification of previously contracted shipments, net of recoveries	(1,144)	(694)	6,928
Adjusted	$90,077	$47,730	$26,204

CSS operating income (loss):
As reported	$5,275	$4,696	$20,535
Other asset impairment charges (recoveries), net	(533)	4,192	—
Adjusted	$4,742	$8,888	$20,535

48 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted net income (loss) from continuing operations attributable to SSI and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI (in thousands, except per share data):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net income (loss) from continuing operations attributable to SSI:
As reported	$44,901	$(18,061)	$(189,782)
Goodwill impairment charges	—	8,845	141,021
Other asset impairment charges (recoveries), net	(717)	20,682	45,119
Restructuring charges and other exit-related activities	(109)	6,781	13,008
Resale or modification of previously contracted shipments, net of recoveries	(1,144)	(694)	6,928
Non-cash write-off of debt issuance costs	—	768	—
Income tax expense (benefit) allocated to adjustments(1)	—	529	(12,703)
Adjusted	$42,931	$18,850	$3,591

Diluted earnings (loss) per share from continuing operations attributable to SSI:
As reported	$1.60	$(0.66)	$(7.03)
Goodwill impairment charges, per share	—	0.32	5.22
Other asset impairment charges (recoveries), net, per share	(0.03)	0.76	1.67
Restructuring charges and other exit-related activities, per share	—	0.25	0.48
Resale or modification of certain previously contracted shipments, net of recoveries, per share	(0.04)	(0.03)	0.26
Non-cash write-off of debt issuance costs, per share	—	0.03	—
Income tax expense (benefit) allocated to adjustments, per share(1)	—	0.02	(0.47)
Adjusted	$1.53	$0.69	$0.13
 ___________________________

(1)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted net income (loss) from continuing operations attributable to SSI and diluted earnings (loss) per share from continuing operations attributable to SSI is determined based on a tax provision calculated with and without the adjustments.

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

49 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of August 31, 2017 and 2016.
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our revolving credit facility is subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2017 or 2016, the effect on our interest expense and net income would not have been material.
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
We ship nearly all ferrous bulk sales to foreign customers under contracts supported by letters of credit issued or confirmed by banks it deems creditworthy. The letters of credit ensure payment by the customer. As we generally sell export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 60 days after the price is agreed, our customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of significantly declining prices, our customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped.
As of August 31, 2017 and 2016, 33% and 34%, respectively, of our trade accounts receivable balance were covered by letters of credit. Of the remaining balance, 88% and 94% was less than 60 days past due as of August 31, 2017 and 2016, respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we use derivatives to manage some portion of this risk. As of August 31, 2017, we did not have any derivative contracts.

50 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2017.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Chief of Corporate Operations
October 24, 2017	October 24, 2017

51 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Schnitzer Steel Industries, Inc. and its subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Portland, Oregon
October 24, 2017

52 / Schnitzer Steel Industries, Inc. Form 10-K 2017

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,287	$26,819
Accounts receivable, net	138,998	113,952
Inventories	166,942	132,972
Refundable income taxes	2,366	1,254
Prepaid expenses and other current assets	22,357	24,809
Total current assets	337,950	299,806
Property, plant and equipment, net	390,629	392,820
Investments in joint ventures	11,204	13,616
Goodwill	167,835	166,847
Intangibles, net	4,424	4,931
Other assets	21,713	13,409
Total assets	$933,755	$891,429
Liabilities and Equity
Current liabilities:
Short-term borrowings	$721	$8,374
Accounts payable	94,674	58,439
Accrued payroll and related liabilities	41,593	29,116
Environmental liabilities	2,007	1,967
Accrued income taxes	9	—
Other accrued liabilities	37,256	35,758
Total current liabilities	176,260	133,654
Deferred income taxes	19,147	16,682
Long-term debt, net of current maturities	144,403	184,144
Environmental liabilities, net of current portion	46,391	44,383
Other long-term liabilities	10,061	11,134
Total liabilities	396,262	389,997
Commitments and contingencies (Note 9)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized,
26,859 and 26,482 shares issued and outstanding	26,859	26,482
Class B common stock – 25,000 shares $1.00 par value authorized,
200 and 306 shares issued and outstanding	200	306
Additional paid-in capital	38,050	30,948
Retained earnings	503,770	480,100
Accumulated other comprehensive loss	(35,293)	(40,115)
Total SSI shareholders’ equity	533,586	497,721
Noncontrolling interests	3,907	3,711
Total equity	537,493	501,432
Total liabilities and equity	$933,755	$891,429

See Notes to the Consolidated Financial Statements.

53 / Schnitzer Steel Industries, Inc. Form 10-K 2017

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2017	2016	2015
Revenues	$1,687,591	$1,352,543	$1,915,399
Operating expense:
Cost of goods sold	1,464,508	1,175,988	1,742,678
Selling, general and administrative	171,570	148,908	170,592
(Income) from joint ventures	(3,674)	(819)	(1,490)
Goodwill impairment charges	—	8,845	141,021
Other asset impairment charges (recoveries), net	(717)	20,682	45,119
Restructuring charges and other exit-related activities	(109)	6,781	13,008
Operating income (loss)	56,013	(7,842)	(195,529)
Interest expense	(8,081)	(8,889)	(9,191)
Other income, net	758	1,226	4,256
Income (loss) from continuing operations before income taxes	48,690	(15,505)	(200,464)
Income tax (expense) benefit	(1,322)	(735)	12,615
Income (loss) from continuing operations	47,368	(16,240)	(187,849)
Loss from discontinued operations, net of tax	(390)	(1,348)	(7,227)
Net income (loss)	46,978	(17,588)	(195,076)
Net income attributable to noncontrolling interests	(2,467)	(1,821)	(1,933)
Net income (loss) attributable to SSI	$44,511	$(19,409)	$(197,009)

Net income (loss) per share attributable to SSI:
Basic:
Income (loss) per share from continuing operations attributable to SSI	$1.63	$(0.66)	$(7.03)
Loss per share from discontinued operations attributable to SSI	(0.01)	(0.05)	(0.27)
Net income (loss) per share attributable to SSI(1)	$1.62	$(0.71)	$(7.29)
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$1.60	$(0.66)	$(7.03)
Loss per share from discontinued operations attributable to SSI	(0.01)	(0.05)	(0.27)
Net income (loss) per share attributable to SSI(1)	$1.58	$(0.71)	$(7.29)
Weighted average number of common shares:
Basic	27,537	27,229	27,010
Diluted	28,141	27,229	27,010
Dividends declared per common share	$0.750	$0.750	$0.750
 ____________________________

(1)	May not foot due to rounding.
See Notes to the Consolidated Financial Statements.

54 / Schnitzer Steel Industries, Inc. Form 10-K 2017

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2017	2016	2015
Net income (loss)	$46,978	$(17,588)	$(195,076)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,711	(530)	(23,346)
Cash flow hedges, net	—	240	(298)
Pension obligations, net	2,111	(1,303)	(2,237)
Total other comprehensive income (loss), net of tax	4,822	(1,593)	(25,881)
Comprehensive income (loss)	51,800	(19,181)	(220,957)
Less comprehensive income attributable to noncontrolling interests	(2,467)	(1,821)	(1,933)
Comprehensive income (loss) attributable to SSI	$49,333	$(21,002)	$(222,890)

See Notes to the Consolidated Financial Statements.

55 / Schnitzer Steel Industries, Inc. Form 10-K 2017

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2014	26,384	$26,384	306	$306	$19,164	$737,571	$(12,641)	$770,784	$5,193	$775,977
Net income (loss)	—	—	—	—	—	(197,009)	—	(197,009)	1,933	(195,076)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(25,881)	(25,881)	—	(25,881)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,110)	(3,110)
Share repurchases	(68)	(68)	—	—	(1,279)	—	—	(1,347)	—	(1,347)
Restricted stock withheld for taxes	(92)	(92)	—	—	(1,905)	—	—	(1,997)	—	(1,997)
Issuance of restricted stock	250	250	—	—	(250)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,481	—	—	10,481	—	10,481
Cash dividends	—	—	—	—	—	(20,496)	—	(20,496)	—	(20,496)
Balance as of August 31, 2015	26,474	26,474	306	306	26,211	520,066	(38,522)	534,535	4,016	538,551
Net income (loss)	—	—	—	—	—	(19,409)	—	(19,409)	1,821	(17,588)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,593)	(1,593)	—	(1,593)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,126)	(2,126)
Share repurchases	(203)	(203)	—	—	(3,276)	—	—	(3,479)	—	(3,479)
Restricted stock withheld for taxes	(132)	(132)	—	—	(2,081)	—	—	(2,213)	—	(2,213)
Issuance of restricted stock	343	343	—	—	(343)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,437	—	—	10,437	—	10,437
Cash dividends	—	—	—	—	—	(20,557)	—	(20,557)	—	(20,557)
Balance as of August 31, 2016	26,482	26,482	306	306	30,948	480,100	(40,115)	497,721	3,711	501,432
Net income	—	—	—	—	—	44,511	—	44,511	2,467	46,978
Other comprehensive income, net of tax	—	—	—	—	—	—	4,822	4,822	—	4,822
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,271)	(2,271)
Conversion of common stock	106	106	(106)	(106)	—	—	—	—	—	—
Restricted stock withheld for taxes	(148)	(148)	—	—	(3,326)	—	—	(3,474)	—	(3,474)
Issuance of restricted stock	419	419	—	—	(419)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,847	—	—	10,847	—	10,847
Cash dividends	—	—	—	—	—	(20,841)	—	(20,841)	—	(20,841)
Balance as of August 31, 2017	26,859	$26,859	200	$200	$38,050	$503,770	$(35,293)	$533,586	$3,907	$537,493

See Notes to the Consolidated Financial Statements.

56 / Schnitzer Steel Industries, Inc. Form 10-K 2017

SCHNITZER STEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$46,978	$(17,588)	$(195,076)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Goodwill impairment charges	—	8,845	141,021
Other asset impairment charges (recoveries), net	(717)	20,682	45,119
Exit-related (gains), asset impairments and accelerated depreciation, net	(407)	1,790	6,502
Depreciation and amortization	49,840	54,630	67,936
Inventory write-downs	—	710	3,031
Deferred income taxes	2,278	507	(1,988)
Undistributed equity in earnings of joint ventures	(3,674)	(819)	(1,490)
Share-based compensation expense	10,847	10,437	10,481
Loss (gain) on the disposal of assets	448	(465)	(2,875)
Unrealized foreign exchange (gain) loss, net	361	(109)	(1,909)
Bad debt expense (recoveries), net	126	131	(264)
Write-off of debt issuance costs	—	768	—
Excess tax benefit from share-based payment arrangements	—	—	(343)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(36,195)	(10,693)	55,600
Inventories	(22,207)	27,504	69,256
Income taxes	(1,086)	5,861	(5,846)
Prepaid expenses and other current assets	(1,704)	(1,864)	2,403
Other long-term assets	537	266	1,064
Accounts payable	33,062	(763)	(35,638)
Accrued payroll and related liabilities	12,389	3,633	(6,330)
Other accrued liabilities	5,073	(4,362)	(2,710)
Environmental liabilities	1,884	(451)	(702)
Other long-term liabilities	(1,101)	30	(3,384)
Distributed equity in earnings of joint ventures	3,638	560	770
Net cash provided by operating activities	100,370	99,240	144,628
Cash flows from investing activities:
Capital expenditures	(44,940)	(34,571)	(32,297)
Purchase of cost method investment	(6,017)	—	—
Acquisitions, net of cash acquired	—	—	(150)
Joint venture receipts (payments), net	405	(11)	(1)
Proceeds from sale of assets	5,158	4,106	4,270
Net cash used in investing activities	(45,394)	(30,476)	(28,178)
Cash flows from financing activities:
Borrowings from long-term debt	433,336	152,311	140,536
Repayment of long-term debt	(481,757)	(187,951)	(231,103)
Proceeds from line of credit	—	135,500	266,500
Repayment of line of credit	—	(135,500)	(266,500)
Payment of debt issuance costs	(112)	(1,011)	(978)
Repurchase of Class A common stock	—	(3,479)	(1,347)
Taxes paid related to net share settlement of share-based payment arrangements	(3,474)	(2,213)	(1,997)
Excess tax benefit from share-based payment arrangements	—	—	343
Distributions to noncontrolling interests	(2,271)	(2,126)	(3,110)
Contingent consideration paid relating to business acquisitions	—	—	(759)
Dividends paid	(20,396)	(20,444)	(20,336)
Net cash used in financing activities	(74,674)	(64,913)	(118,751)
Effect of exchange rate changes on cash	166	213	(616)
Net increase (decrease) in cash and cash equivalents	(19,532)	4,064	(2,917)
Cash and cash equivalents as of beginning of year	26,819	22,755	25,672
Cash and cash equivalents as of end of year	$7,287	$26,819	$22,755

57 / Schnitzer Steel Industries, Inc. Form 10-K 2017

	Year Ended August 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$7,016	$6,077	$7,138
Income taxes paid (refunds received), net	$148	$(5,691)	$(1,866)
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$11,082	$8,268	$6,086

See Notes to the Consolidated Financial Statements.

58 / Schnitzer Steel Industries, Inc. Form 10-K 2017

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations
Founded in 1906, Schnitzer Steel Industries, Inc. (the “Company”), an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous scrap metal, including end-of-life vehicles, and a manufacturer of finished steel products.
Prior to the fourth quarter of fiscal 2017, the Company's internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with its plan announced in June 2017, the Company modified its internal organizational and reporting structure to combine its steel manufacturing operations, which had been reported as the SMB segment, with its Oregon metals recycling operations, which had been reported within the AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The Company began reporting on this new segment structure in the fourth quarter of fiscal 2017 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
AMR buys and processes ferrous and nonferrous scrap metal for sale to foreign and domestic steel producers or their representatives and procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. These auto parts stores also supply the Company's shredding facilities with autobodies that are processed into saleable recycled scrap metal. CSS operates a steel mini-mill that produces a range of finished steel long products using recycled scrap metal and other raw materials. CSS's steel mill obtains substantially all of its scrap metal raw material requirements from its integrated metals recycling and joint venture operations.
As of August 31, 2017, all of the Company’s facilities were located in the United States ("U.S.") and its territories and Canada.
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. The equity method of accounting is used for investments in joint ventures over which the Company has significant influence but does not have effective control. The cost method of accounting is used for investments in entities over which the Company is not able to exercise significant influence. All significant intercompany account balances, transactions, profits and losses have been eliminated. All transactions and relationships with potential variable interest entities are evaluated to determine whether the Company is the primary beneficiary of the entities, therefore requiring consolidation. The Company does not have any variable interest entities requiring consolidation.
Discontinued Operations
The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. Asset impairments related to the disposed components are also included in the results of discontinued operations. See Note 8 - Discontinued Operations and the Asset Impairment Charges (Recoveries), net section of this Note for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $21 million and $3 million as of August 31, 2017 and 2016, respectively.

59 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, net
Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or credit insurance is in place. In cases where management is aware of circumstances that may impair a customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $2 million as of August 31, 2017 and 2016.
Inventories
The Company’s inventories consist of processed and unprocessed scrap metal (ferrous, nonferrous, and nonferrous recovered joint product arising from the manufacturing process), semi-finished steel products (billets), finished steel products (primarily rebar, wire rod and merchant bar), used and salvaged vehicles, and supplies. Inventories are stated at the lower of cost or market. The Company determines the cost of ferrous and nonferrous scrap metal inventories using the average cost method and capitalizes substantially all direct processing costs and yard costs into inventory. The Company allocates material and production costs to joint products using the gross margin method. AMR determines the cost of used and salvaged vehicle inventory at its auto parts stores, which is reported within finished goods, based on the average price the Company pays for a vehicle and capitalizes the vehicle cost and substantially all production costs into inventory. CSS determines the cost of its semi-finished and finished steel product inventories based on average costs and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance and yard costs. The Company determines the cost of its supplies inventory using the average cost method and reduces the carrying value for losses due to obsolescence. The Company considers estimated future selling prices when determining the estimated net realizable value of its inventory. As the Company generally sells its export recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand that will be shipped under these contracts and orders.
The Company performs periodic physical inventories to verify the quantity of inventory on hand. Due to the inherent nature of the Company's scrap metal inventories, including variations in product density, holding period and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, the Company adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count can more accurately estimate the remaining volume.
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
As of August 31, 2017, the useful lives used for depreciation and amortization were as follows:

Useful Life (In Years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Office equipment	3 to 20
Enterprise Resource Planning (“ERP”) systems	6 to 17

60 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, a cost method investment, debt issuance costs, notes and other contractual receivables from suppliers, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.
Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurance carriers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible.
During fiscal 2017, the Company invested $6 million in a privately-held waste and recycling entity. The Company's influence over the operating and financial policies of the entity is not significant and, thus, the investment is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary impairments, certain distributions, and additional investments. The investment is presented as part of AMR and reported within other assets in the Consolidated Balance Sheets. The Company does not hold any other cost-method investments. As of August 31, 2017, the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment or indicators of other-than-temporary impairment.
Debt issuance costs consist primarily of costs incurred by the Company to enter into or modify its credit facilities. The Company reports deferred debt issuance costs within other assets in the Consolidated Balance Sheets and amortizes them to interest expense on a straight-line basis over the contractual term of the arrangement.
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
An asset is classified as held for sale upon meeting criteria specified in the accounting standards. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell with no further adjustments for depreciation. An impairment loss is recognized for any initial or subsequent write-down of the asset to its fair value less cost to sell. The Company generally determines fair value using Level 3 inputs under the fair value hierarchy consisting of information provided by brokers and other external sources along with management’s own assumptions. See the Asset Impairment Charges (Recoveries), net section of this Note below for tabular presentation of impairment charges recorded by the Company on assets held for sale during the periods presented. In fiscal 2017, the Company sold equipment assets that had been classified as held for sale prior to being fully impaired in fiscal 2015. The Company recorded a gain on the sale of $1 million in fiscal 2017, which is reported within other asset impairment charges (recoveries), net in the Consolidated Statements of Operations. The Company did not have any assets held for sale as of August 31, 2017. As of August 31, 2016, the Company reported less than $1 million of assets held for sale within prepaid expenses and other current assets in the Consolidated Balance Sheets.

61 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets
The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. For the Company's metals recycling operations reported within AMR, an asset group is generally comprised of the regional shredding and export operation along with surrounding feeder yards. For regions with no shredding and export operations, each metals recycling yard is an asset group. For the Company's auto parts operations, generally each auto parts store is an asset group. The combined steel manufacturing and metals recycling operations within CSS are a single asset group. Prior to their combination into CSS in the fourth quarter of fiscal 2017, the Company's steel manufacturing operations and Oregon metals recycling operations were distinct asset groups. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined primarily using the cost and market approaches.
During fiscal 2016 and 2015, the Company recorded impairment charges on long-lived asset groups associated with certain regional metals recycling operations and retail auto parts store locations.
With respect to individual long-lived assets, changes in circumstances may merit a change in the estimated useful lives or salvage values of the assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's current plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During fiscal 2017, the Company recognized accelerated depreciation primarily due to shortening the useful lives of idled and decommissioned machinery and equipment assets. During fiscal 2016 and 2015, the Company recognized accelerated depreciation due to shortened useful lives in connection with site closures and idled equipment.
See the Asset Impairment Charges (Recoveries), net section of this Note for tabular presentation of long-lived asset impairment charges and accelerated depreciation. Long-lived asset impairment charges and accelerated depreciation are reported in the Consolidated Statements of Operations within (1) other asset impairment charges (recoveries), net; (2) restructuring charges and other exit-related activities if related to a site closure not qualifying for discontinued operations reporting; or (3) loss from discontinued operations, if related to a component of the Company qualifying for discontinued operations reporting.
Investments in Joint Ventures
As of August 31, 2017, the Company had four 50%-owned joint venture interests which were accounted for under the equity method of accounting. Three of the joint venture interests are presented as part of AMR operations, and one interest is presented as part of CSS operations. The joint ventures sell recycled metal to AMR and to CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. As of August 31, 2017, the Company’s investments in equity method joint ventures have generated $9 million in cumulative undistributed earnings.
A loss in value of an investment in a joint venture is recognized when the decline is other than temporary. Management considers all available evidence to evaluate the realizable value of its investments including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the joint venture business, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once management determines that an other-than-temporary impairment exists, the investment is written down to its fair value, which establishes a new cost basis. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. During fiscal 2017 and 2016, the Company recorded impairment charges of $1 million and $2 million, respectively, related to its investments in joint ventures, which are reported within other asset impairment charges (recoveries), net in the Consolidated Statements of Operations.
During fiscal 2017, one of the Company's joint venture interests sold real estate resulting in recognition of a $6 million gain by the joint venture, $3 million of which is attributable to the Company's investment. The Company's share of the gain is reported within (income) loss from joint ventures in the Consolidated Statements of Operations. Also during fiscal 2017, the Company sold one of its 50% joint venture interests presented as part of CSS operations, resulting in recognition of a $1 million gain on the sale. The gain represents a recovery of impairments recorded against the investment in prior years and is reported within other asset impairment charges (recoveries), net.

62 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See Note 17 - Related Party Transactions for further detail on transactions with joint ventures.
Asset Impairment Charges (Recoveries), net
The following asset impairment charges and subsequent recoveries, excluding goodwill impairment charges discussed below in this Note, were recorded in the Consolidated Statements of Operations (in thousands):

	Year Ended August 31,
	2017	2016	2015
Reported within other asset impairment charges (recoveries), net:
Auto and Metals Recycling
Long-lived assets	$—	$7,336	$41,676
Accelerated depreciation	—	6,208	—
Investments in joint ventures	860	—	—
Assets held for sale	(1,044)	1,659	2,558
Other assets	—	1,208	140
Total Auto and Metals Recycling	(184)	16,411	44,374
Cascade Steel and Scrap
Accelerated depreciation	401	—	—
Investments in joint ventures	(934)	1,968	—
Supplies inventory	—	2,224	—
Total Cascade Steel and Scrap	(533)	4,192	—
Corporate - Other assets	—	79	745
	(717)	20,682	45,119
Reported within restructuring charges and other exit-related activities:
Long-lived assets	—	468	—
Accelerated depreciation	96	630	3,836
Supplies inventory	—	1,047	—
Other assets	62	35	—
Exit-related gains	(565)	(1,337)	—
	(407)	843	3,836
Reported within discontinued operations:
Long-lived assets	—	673	2,666
Accelerated depreciation	—	274	—
	—	947	2,666
Total	$(1,124)	$22,472	$51,621
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

63 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
As of the beginning of the third quarter of fiscal 2017, the Company adopted an accounting standard update that eliminates the second step of the two-step goodwill impairment test with no impact to the Consolidated Financial Statements. Under the revised guidance, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment.
When the Company is required to perform a quantitative goodwill impairment test, it estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of the reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 6 - Goodwill and Other Intangible Assets, net for further detail including the recognition of goodwill impairment charges of $9 million and $141 million during fiscal 2016 and 2015, respectively.
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
Accrued Workers’ Compensation Costs
The Company is self-insured for the significant majority of workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $10 million for the estimated cost of unpaid workers’ compensation claims as of August 31, 2017 and 2016, which are included in other accrued liabilities in the Consolidated Balance Sheets.

64 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Loss Contingencies
The Company is subject to certain legal proceedings and contingencies in addition to those related to environmental liabilities discussed above in this Note, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates whether a loss contingency arising from litigation or an unasserted claim should be disclosed or recorded. The outcome of legal proceedings and other contingencies is inherently uncertain and often difficult to estimate. As of August 31, 2017 and 2016, accruals for legal contingencies net of corresponding receivables from insurers were not material.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value.
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

65 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Foreign Currency Translation and Transactions
Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income (loss) for the period, but are recorded in accumulated other comprehensive loss, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency. Gains and losses on foreign currency transactions are generally included in determining net income (loss) for the period. The Company reports these gains and losses within other income, net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains and losses were not material for fiscal years 2017, 2016 and 2015.
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
Revenue Recognition
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed or determinable price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured. Title for both recycled scrap metal and finished steel products transfers based on contract terms. Nearly all of the Company’s ferrous export sales are made with letters of credit, reducing credit risk. However, ferrous domestic sales, nonferrous sales and sales of finished steel products are generally made on open account. Nonferrous export sales typically require a deposit prior to shipment. All sales made on open account are evaluated for collectability prior to revenue recognition. Additionally, the Company recognizes revenue on partially loaded shipments of ferrous recycled scrap metal when contractual terms support revenue recognition based on transfer of title and risk of loss. The Company reports revenue net of the payments made to the supplier of scrap metal when the supplier, and not the Company, is responsible for fulfillment, including the acceptability of the products purchased by the customer. Retail auto parts revenue is recognized when the customer pays for the part. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions for returns have been made when sales are

66 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recognized. The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenues and are shown as a liability on the Consolidated Balance Sheets until remitted.
Freight Costs
The Company classifies shipping and handling costs billed to customers as revenue and the related costs incurred as a component of cost of goods sold.
Advertising Costs
The Company expenses advertising costs when incurred. Advertising expense was $6 million in fiscal 2017, and $5 million in each of fiscal 2016 and 2015.
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
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to SSI is computed by dividing net income (loss) attributable to SSI by the weighted average number of outstanding common shares during the periods presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”) meeting certain criteria. Diluted net income (loss) per share attributable to SSI is computed by dividing net income (loss) attributable to SSI by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of performance share, DSU and RSU awards using the treasury stock method. Certain of the Company’s stock options and RSU and performance share awards were excluded from the calculation of diluted net income (loss) per share attributable to SSI because they were antidilutive; however, certain of these RSU and performance share awards could be dilutive in the future. Net income attributable to noncontrolling interests is deducted from income (loss) from continuing operations to arrive at income (loss) from continuing operations attributable to SSI for the purpose of calculating income (loss) per share from continuing operations attributable to SSI. Loss per share from discontinued operations attributable to SSI is presented separately in the Consolidated Statements of Operations. See Note 16 – Net Income (Loss) Per Share for further detail.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Examples include revenue recognition; the allowance for doubtful accounts; estimates of contingencies, including environmental liabilities and other legal liabilities; goodwill, long-lived asset and indefinite-lived intangible asset valuation; valuation of equity method and cost method investments; valuation of certain share-based awards; other asset valuation; inventory valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.

67 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables from suppliers. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of August 31, 2017. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $48 million and $40 million of open letters of credit as of August 31, 2017 and 2016, respectively.
Note 3 – Recent Accounting Pronouncements
In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue from contracts with customers. The update will supersede the existing standard for recognizing revenue. Additional updates have been issued since May 2014 amending aspects of the initial update and providing implementation guidance. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Upon becoming effective, an entity may adopt the standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is in the process of examining its current revenue streams and significant contracts with customers under the requirements of the new standard and, based on the progress of this examination to date, does not believe the standard will have a material impact on its financial position, net income or cash flows. The Company is currently examining certain scrap metal purchase and sale arrangements to determine if it is the principal or the agent in the transaction under the new guidance, the outcome of which could result in a different classification of the cost of scrap metal purchased compared to the Company's treatment under the existing revenue standard. The Company is also analyzing the expanded disclosure requirements under the new standard, the method of adoption, and potential changes to its accounting policies, processes, systems and internal controls that may be required to support the new standard.
In January 2016, an accounting standard update was issued that amends certain aspects of the reporting model for financial instruments. Most prominent among the amendments is the requirement for equity investments, with certain exceptions including those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values, such as certain cost method investments, at cost minus impairment, plus or minus changes resulting from observable price changes. The amendments also require a qualitative assessment to identify impairment of equity investments without readily determinable fair values. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
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

68 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Note 4 – Inventories
Inventories consisted of the following as of August 31 (in thousands):

	2017	2016
Processed and unprocessed scrap metal	$88,441	$49,061
Semi-finished goods (billets)	3,243	8,320
Finished goods	40,462	40,646
Supplies	34,796	34,945
Inventories	$166,942	$132,972

69 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Note 5 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2017	2016
Machinery and equipment	$683,364	$659,641
Land and improvements	260,854	245,266
Buildings and leasehold improvements	111,077	104,121
Office equipment	48,517	49,924
ERP systems	17,884	17,735
Construction in progress	25,427	31,098
Property, plant and equipment, gross	1,147,123	1,107,785
Less: accumulated depreciation	(756,494)	(714,965)
Property, plant and equipment, net	$390,629	$392,820

Depreciation expense for property, plant and equipment, which includes amortization expense for assets under capital leases, was $49 million, $53 million and $66 million for the years ended August 31, 2017, 2016 and 2015, respectively. Depreciation expense of $1 million was reported within discontinued operations for the year ended August 31, 2015. No depreciation expense was reported within discontinued operations for the years ended August 31, 2017 and 2016.
Note 6 – Goodwill and Other Intangible Assets, net
The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. In the second quarter of fiscal 2015, management identified the combination of a significant further weakening in market conditions at such time, continued constrained supply of raw materials due to the lower price environment which negatively impacted volumes, the planned idling or closure of certain production facilities and retail stores, the Company’s financial performance and a decline in the Company’s market capitalization during the first half of fiscal 2015 as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units, which resulted in impairment of the remaining carrying amount of a reporting unit's goodwill totaling $141 million. The impairment charge is reported within the results of AMR in this report.
In the second quarter of fiscal 2016, management identified the combination of sustained weak market conditions at such time, including the adverse effects of lower commodity selling prices and the constraining impact of the lower price environment on the supply of raw materials which negatively impacted volumes, the Company’s financial performance and a decline in the Company’s market capitalization at such time as a triggering event requiring an interim impairment test of goodwill allocated to its reporting units, which resulted in impairment of the entire carrying amount of goodwill allocated to a reporting unit within AMR totaling $9 million.
In the fourth quarter of fiscal 2017, the Company performed the annual goodwill impairment test as of July 1, 2017. As of the testing date, the balance of the Company's goodwill of $167 million was carried by a single reporting unit within AMR. The Company elected to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the estimated fair value of the reporting unit was less than its carrying amount. As a result of the qualitative assessment, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value as of the testing date and, therefore, no further impairment testing was required.
The gross changes in the carrying amount of goodwill by reportable segment for the years ended August 31, 2017 and 2016 were as follows (in thousands):

AMR
Balance as of August 31, 2015	$175,676
Foreign currency translation adjustment	16
Goodwill impairment charge	(8,845)
Balance as of August 31, 2016	166,847
Foreign currency translation adjustment	988
Balance as of August 31, 2017	$167,835

Accumulated goodwill impairment charges were $471 million as of August 31, 2017 and 2016.
The following table presents the Company’s intangible assets as of August 31 (in thousands):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	$6,094	$(3,140)	$2,954	$6,145	$(2,791)	$3,354
Other intangible assets subject to amortization(1)	1,162	(773)	389	1,162	(666)	496
Indefinite-lived intangibles(2)	1,081	—	1,081	1,081	—	1,081
Total	$8,337	$(3,913)	$4,424	$8,388	$(3,457)	$4,931
_____________________________

(1)	Other intangible assets subject to amortization include leasehold interests, permits and licenses.

(2)	Indefinite-lived intangibles include trade names, permits and licenses, and real property options.

Total intangible asset amortization expense was $1 million, $1 million and $2 million for the years ended August 31, 2017, 2016 and 2015, respectively. Amortization expense of less than $1 million was reported within discontinued operations for the year ended August 31, 2015. No amortization expense was reported within discontinued operations for the years ended August 31, 2017 and 2016. Impairments of intangible assets were immaterial for all periods presented.
The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2018	$456
2019	303
2020	274
2021	274
2022	273
Thereafter	1,763
Total	$3,343
Note 7 – Debt
Debt consisted of the following as of August 31 (in thousands):

	2017	2016
Bank revolving credit facilities, interest at LIBOR plus a spread	$140,000	$180,000
Tax-exempt economic development revenue bonds due January 2021, redeemed and repaid in full in September 2016	—	7,700
Capital lease obligations due through February 2028	4,418	4,053
Other debt obligations	706	765
Total debt	145,124	192,518
Less current maturities	(721)	(8,374)
Debt, net of current maturities	$144,403	$184,144
The Company's senior secured revolving credit facilities, which provide for revolving loans of $335 million and C$15 million mature in April 2021 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Subject to the terms and conditions of the agreement, the Company may request that the commitments under the U.S. credit facility be increased by an aggregate amount not exceeding $100 million if certain conditions are met including pre-approval by the lenders and achievement of certain pro forma financial results. As of August 31, 2017 and 2016, borrowings outstanding

71 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

under the credit facilities were $140 million and $180 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 3.48% and 3.01% as of August 31, 2017 and 2016, respectively.
Interest rates on outstanding indebtedness under the credit agreement are based, at the Company’s option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio but no less than 2.50% for the fiscal quarters ended May 31, 2016, August 31, 2016 and November 30, 2016, or the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to the Company’s leverage ratio.
The credit agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to enter into certain types of transactions. Financial covenants include covenants requiring maintenance of a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum asset coverage ratio. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company's and its subsidiaries’ assets, including equipment, inventory and accounts receivable.
As of August 31, 2016, the Company had $8 million of tax-exempt economic development revenue bonds outstanding with the State of Oregon and scheduled to mature in January 2021. In August 2016, the Company exercised its option to redeem the bonds prior to maturity. The Company repaid the bonds in full in September 2016. The obligation is reported as a current liability within short-term borrowings as of August 31, 2016 on the Consolidated Balance Sheet, and the $8 million repayment is reported as a cash outflow from financing activities for the fiscal year ended August 31, 2017 on the Consolidated Statement of Cash Flows.
Principal payments on long-term debt and capital lease obligations during the next five fiscal years and thereafter are as follows (in thousands):

Year Ending August 31,	Long-Term Debt	Capital Lease Obligations	Total
2018	$41	$1,169	$1,210
2019	153	1,043	1,196
2020	92	1,022	1,114
2021	140,050	885	140,935
2022	53	753	806
Thereafter	317	1,824	2,141
Total	140,706	6,696	147,402
Amounts representing interest and executory costs	—	(2,278)	(2,278)
Total less interest	$140,706	$4,418	$145,124

The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. The Company had $10 million outstanding under these arrangements as of August 31, 2017 and $16 million as of August 31, 2016.
The Company also had an unsecured, uncommitted $25 million credit line with Wells Fargo Bank, N.A. that expired on April 1, 2016.

Note 8 - Discontinued Operations
In fiscal 2015, the Company ceased operations at seven auto parts stores, six of which qualified for discontinued operations reporting. The operations of the six qualifying stores had previously been reported within the AMR segment. In fiscal 2016 and 2015, the Company recorded impairment charges and accelerated depreciation of $1 million and $3 million , respectively, on the long-lived assets of discontinued auto parts stores. Impaired assets in fiscal 2016 consisted primarily of capital lease assets associated with the buildings on two leased properties.

72 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating results of discontinued operations were comprised of the following for the years ended August 31 (in thousands):

	2017	2016	2015
Revenues	$—	$—	$8,263

Loss from discontinued operations before income taxes	$(390)	$(1,348)	$(7,227)
Income tax expense	—	—	—
Loss from discontinued operations, net of tax	$(390)	$(1,348)	$(7,227)

Note 9 – Commitments and Contingencies
Commitments
The Company leases a portion of its capital equipment and certain of its facilities under leases that expire at various dates through fiscal 2047. The majority of the Company's facility lease agreements include renewal options and rent escalation clauses. Rent expense was $25 million, $24 million and $26 million for fiscal 2017, 2016 and 2015, respectively.
The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of August 31, 2017 (in thousands):

Year Ending August 31,	Operating Leases
2018	$19,572
2019	16,824
2020	13,333
2021	7,894
2022	5,317
Thereafter	22,410
Total	$85,350

Contingencies – Environmental
Changes in the Company’s environmental liabilities for the years ended August 31, 2017 and 2016 were as follows (in thousands):

Balance 8/31/2015	Liabilities Established (Released), Net	Payments and Other	Ending Balance 8/31/2016	Liabilities Established (Released), Net	Payments and Other	Ending Balance 8/31/2017	Short-Term	Long-Term
$46,793	$480	$(923)	$46,350	$2,560	$(512)	$48,398	$2,007	$46,391

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
While the Company participated in certain preliminary Site study efforts, it was not party to the consent order entered into by the EPA with certain other PRPs, referred to as the “Lower Willamette Group” (“LWG”), for a remedial investigation/feasibility study (“RI/FS”). During fiscal 2007, the Company and certain other parties agreed to an interim settlement with the LWG under which the Company made a cash contribution to the LWG RI/FS. The LWG has indicated that it had incurred over $115 million in investigation-related costs over an approximately 10 year period working on the RI/FS. Following submittal of draft RI and FS documents which the EPA largely rejected, the EPA took over the RI/FS process.

73 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has joined with approximately 100 other PRPs, including the LWG members, in a voluntary process to establish an allocation of costs at the Site, including the costs incurred by the LWG in the RI/FS process. The LWG members have also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.
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
A former Trustee, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit on January 30, 2017 against approximately 30 parties, including the Company, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. The Company intends to defend against such claims and does not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to the Company.
Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site in various drafts of the FS and in the EPA’s final FS issued in June 2016 have varied widely, from approximately $170 million to over $2.5 billion (net present value), depending on the remedy alternative and a number of other factors. In addition, the Company and certain other stakeholders have identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments and the EPA's cost estimates, scheduling assumptions and conclusions regarding the feasibility, effectiveness and assignment of remediation technologies, including that the EPA’s FS was based on data that are more than a decade old and may not accurately represent site or background conditions.
In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies in the EPA’s FS that expands the scope of the cleanup and has an estimated cost which is significantly more than the Proposed Plan identified by the EPA in the final FS. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The Company has identified a number of concerns regarding the EPA's estimated cost and time required for the selected remedy. Because of questions regarding cost-effectiveness and other concerns, such as technical feasibility, use of stale data and the need for new baseline data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD does not determine or allocate the responsibility for remediation costs.
In the ROD, the EPA acknowledged that the assumptions used to estimate costs for the selected remedy were developed based on the existing data and will be finalized during the remedial design, after design level data to refine the baseline conditions are obtained. Moreover, the ROD provides only Site-wide cost estimates and does not provide sufficient detail or ranges of certainty and finality to estimate costs for specific sediment management areas. Accordingly, the EPA has indicated and the Company anticipates that additional pre-remedial design investigative work, such as new baseline sampling and monitoring, will be conducted in order to provide a re-baseline and delineated particular remedial actions for specific areas within the Site. This re-baselining will need to occur prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. The EPA is seeking a new coalition of PRPs to perform the re-baselining and remedial design activities. The Company is considering whether to become a party to a new Administrative Order on Consent to perform such pre-remedial design investigative activities, if an acceptable consent order can be finalized. The Company does not believe that its share of the costs of performing such work would be material, and the Company believes that such costs would be allocable and that they would be reimbursable under the insurance policies discussed below.
Remediation activities are not expected to commence for a number of years and responsibility for implementing and funding the remedy will be determined in a separate allocation process. While an allocation process is currently underway as discussed above, the EPA's ROD has raised questions and uncertainty as to when and how that allocation process will proceed. The Company would not expect the allocation process to proceed until after additional pre-remedial design data is collected.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or how the costs of the investigations and any remedy and natural resource damages will be allocated among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is

74 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Recycling Operations
As of August 31, 2017 and 2016, the Company's auto and metals recycling operations had environmental liabilities of $48 million and $46 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages and were not individually material at any site.
Steel Manufacturing Operations
The Company's steel manufacturing operations had no environmental liabilities as of August 31, 2017 and 2016.
The steel mill's electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to a firm that applies a treatment that allows the EAF dust to be delisted as hazardous waste.
The Company's steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based upon an annual production capacity of 950 thousand tons. The permit was first issued in 1998 and has since been renewed through February 1, 2018.
Legacy Environmental Loss Contingencies
The Company’s environmental loss contingencies as of August 31, 2017 and 2016, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities ("legacy environmental loss contingencies"). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Where investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company's results of operations, financial condition or cash flows.
Summary - Environmental Contingencies
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

75 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contingencies - Other
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

Note 10 - Restructuring Charges and Other Exit-Related Activities
The Company has implemented a number of restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in its operating platform. The restructuring charges incurred by the Company during the periods presented pertain primarily to the plan announced in the second quarter of fiscal 2015 and expanded in subsequent periods (the "Q2'15 Plan").
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
The Company incurred restructuring charges of less than $1 million, $6 million and $11 million in fiscal 2017, 2016 and 2015, respectively. Charges relating to these initiatives were substantially complete by the end of fiscal 2017. However, the Company may incur additional restructuring charges after fiscal 2017 as a result of remeasuring lease contract termination liabilities to reflect changes in contractual lease rentals and sublease rentals that are not currently estimable.
In addition to the restructuring charges recorded related to these initiatives, the Company recognized a net gain from other exit-related activities of less than $1 million during fiscal 2017, primarily related to a gain recorded in connection with the disposition of business assets related to the elimination of a metals recycling feeder yard operation. Other exit-related activities in fiscal 2016 also included $1 million in gains recorded in connection with the disposition of business assets leading to the elimination of certain auto and metals recycling operations. The Company incurred charges associated with other exit-related activities of $2 million and $7 million in fiscal 2016 and 2015, respectively, consisting primarily of asset impairments and accelerated depreciation of assets in connection with site closures.

76 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related activities were comprised of the following (in thousands):

	2017			2016			2015
	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges	All Other Plans	Q2’15 Plan	Total Charges
Restructuring charges:
Severance costs	$—	$(24)	$(24)	$—	$4,915	$4,915	$391	$5,330	$5,721
Contract termination costs	255	139	394	311	796	1,107	377	1,245	1,622
Other restructuring costs	—	—	—	—	—	—	1,223	2,048	3,271
Total restructuring charges	255	115	370	311	5,711	6,022	1,991	8,623	10,614
Other exit-related activities:
Asset impairments and accelerated depreciation	—	158	158	—	3,127	3,127	—	6,502	6,502
Gains on exit-related disposals	—	(565)	(565)	—	(1,337)	(1,337)	—	—	—
Total other exit-related activities	—	(407)	(407)	—	1,790	1,790	—	6,502	6,502
Total restructuring charges and other exit-related activities	$255	$(292)	$(37)	$311	$7,501	$7,812	$1,991	$15,125	$17,116

Restructuring charges and other exit-related activities included in continuing operations			$(109)			$6,781			$13,008
Restructuring charges and other exit-related activities included in discontinued operations			$72			$1,031			$4,108

Q2’15 Plan
Total restructuring charges to date	$14,449
Total expected restructuring charges	$14,480
The following illustrates the reconciliation of the restructuring liability by major type of cost for the years ended August 31, 2017 and 2016 (in thousands):

	Q2’15 Plan
	Balance 8/31/2015	Charges	Payments and Other	Balance 8/31/2016	Charges	Payments and Other	Balance 8/31/2017
Severance costs	$1,226	$4,915	$(5,223)	$918	$(24)	$(859)	$35
Contract termination costs	1,320	796	(957)	1,159	139	(409)	889
Other restructuring costs	—	—	—	—	—	—	—
Total	$2,546	$5,711	$(6,180)	$2,077	$115	$(1,268)	$924

	Total Charges to Date(1)	Total Expected Charges(1)
Severance costs	$10,251	$10,251
Contract termination costs	2,149	2,180
Other restructuring costs	2,049	2,049
Total	$14,449	$14,480
___________________________

(1)	Total charges to date and total expected charges by major type of cost reflect amounts related to the Q2'15 Plan only. Remaining charges related to prior plans are not expected to be material.

77 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges and other exit-related activities by reportable segment were as follows (in thousands):

	Fiscal 2017 Charges	Fiscal 2016 Charges	Fiscal 2015 Charges	Total Charges to Date(2)	Total Expected Charges(2)
Restructuring charges:
AMR and CSS(1)	$250	$4,995	$6,944	$9,488	$9,504
Unallocated (Corporate)	48	943	2,228	3,226	3,226
Discontinued operations	72	84	1,442	1,735	1,750
Total restructuring charges	370	6,022	10,614	14,449	$14,480
Other exit-related activities:
Asset impairments and accelerated depreciation:
AMR	158	2,180	3,836	4,272
Discontinued operations	—	947	2,666	3,613
Total asset impairments and accelerated depreciation	158	3,127	6,502	7,885
Gains on exit-related disposals:
AMR	(565)	(1,337)	—	(1,902)
Total gains on exit-related disposals	(565)	(1,337)	—	(1,902)
Total exit-related activities	(407)	1,790	6,502	5,983
Total restructuring charges and other exit-related activities	$(37)	$7,812	$17,116	$20,432
___________________________

(1)
CSS's steel manufacturing operations, formerly the SMB reportable segment, did not incur restructuring charges during the periods presented. CSS's metals recycling operations, formerly part of the AMR reportable segment, incurred an immaterial amount of restructuring charges during the periods presented. Therefore, the Company presents restructuring charges related to AMR and CSS on a combined basis.

(2)
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

78 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2017, 2016 and 2015 (in thousands):

	Foreign Currency Translation Adjustments	Pension Obligations, net	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance as of August 31, 2014	$(10,663)	$(2,036)	$58	$(12,641)
Other comprehensive loss before reclassifications	(23,346)	(2,874)	(5,310)	(31,530)
Income tax benefit	—	260	428	688
Other comprehensive loss before reclassifications, net of tax	(23,346)	(2,614)	(4,882)	(30,842)
Amounts reclassified from accumulated other comprehensive loss	—	575	4,923	5,498
Income tax benefit	—	(198)	(339)	(537)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	377	4,584	4,961
Net periodic other comprehensive loss	(23,346)	(2,237)	(298)	(25,881)
Balance as of August 31, 2015	(34,009)	(4,273)	(240)	(38,522)
Other comprehensive loss before reclassifications	(530)	(2,139)	—	(2,669)
Income tax benefit	—	167	—	167
Other comprehensive loss before reclassifications, net of tax	(530)	(1,972)	—	(2,502)
Amounts reclassified from accumulated other comprehensive loss	—	688	312	1,000
Income tax benefit	—	(19)	(72)	(91)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	669	240	909
Net periodic other comprehensive income (loss)	(530)	(1,303)	240	(1,593)
Balance as of August 31, 2016	(34,539)	(5,576)	—	(40,115)
Other comprehensive income before reclassifications	2,711	1,477	—	4,188
Income tax expense	—	(194)	—	(194)
Other comprehensive income before reclassifications, net of tax	2,711	1,283	—	3,994
Amounts reclassified from accumulated other comprehensive loss	—	851	—	851
Income tax benefit	—	(23)	—	(23)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	828	—	828
Net periodic other comprehensive income	2,711	2,111	—	4,822
Balance as of August 31, 2017	$(31,828)	$(3,465)	$—	$(35,293)
Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Consolidated Statements of Operations in all periods presented.

79 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Note 12 – Derivative Financial Instruments
Foreign Currency Exchange Rate Risk Management
To manage exposure to foreign exchange rate risk, the Company has entered into foreign currency forward contracts to stabilize the U.S. dollar amount of the transaction at settlement. Prior to fiscal 2016, the Company entered into a series of foreign currency exchange forward contracts to sell U.S. dollars in order to hedge a portion of its exposure to fluctuating rates of exchange on anticipated U.S. dollar-denominated sales by its Canadian subsidiary with a functional currency of the Canadian dollar. The Company did not have any foreign currency exchange forward contracts as of August 31, 2017 and 2016, and the results of contracts that expired during fiscal 2016 were immaterial. Accordingly, the results of foreign currency exchange forward contracts for fiscal 2017 and 2016 are excluded from the tabular disclosures below.
The following table summarizes the results of foreign currency exchange derivatives for the year ended August 31, 2015 (in thousands):

	Derivative Gain (Loss) Recognized in
	Fiscal 2015
	Other Comprehensive Income	Revenues - Effective Portion	Other Income (Expense), net
Foreign currency exchange forward contracts - designated as cash flow hedges	$(5,310)	$(4,923)	$216
Foreign currency exchange forward contracts - not designated as cash flow hedges	—	—	(87)
There was no hedge ineffectiveness with respect to the foreign currency exchange cash flow hedges for the period presented.

Note 13 – Employee Benefits
The Company and certain of its subsidiaries have or contribute to qualified and nonqualified retirement plans covering substantially all employees. These plans include a defined benefit pension plan, a supplemental executive retirement benefit plan (“SERBP”), multiemployer pension plans and defined contribution plans.
Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan
The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits for employee service. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income (loss). The Company amortizes as a component of net periodic pension benefit cost a portion of the net gain or loss reported within accumulated other comprehensive loss if the beginning-of-year net gain or loss exceeds 5% of the greater of the benefit obligation or the market value of plan assets. Net periodic pension benefit cost was not material for the years ended August 31, 2017, 2016 and 2015. The fair value of plan assets was $16 million and $15 million as of August 31, 2017 and 2016, respectively, and the projected benefit obligation was $13 million and $15 million as of August 31, 2017 and 2016, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $3 million and $1 million as of August 31, 2017 and 2016, respectively. Plan assets were comprised entirely of Level 1 investments as of August 31, 2017 and 2016. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. No contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligations was 3.68% and 3.22% as of August 31, 2017 and 2016, respectively. The Company estimates future annual benefit payments to be between $1 million and $2 million per year.

80 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets, the current portion of the pension liability is included in other accrued liabilities, and the noncurrent portion of the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund was valued at $3 million as of August 31, 2017 and 2016. The trust fund assets’ gains and losses are included in other income, net in the Company’s Consolidated Statements of Operations. The benefit obligation and the unfunded amount were $4 million as of August 31, 2017 and 2016. Net periodic pension cost under the SERBP was not material for the years ended August 31, 2017, 2016 and 2015.
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
One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP”, EIN 90-0169564, Plan No. 001) benefiting the union employees of the Company's steel manufacturing operations, which are covered by a collective bargaining agreement that will expire on March 31, 2019. As of October 1, 2016, the WISPP was certified by the plan’s actuaries as being in the Green Zone, as defined by the Pension Protection Act of 2006. The Company contributed $3 million to the WISPP for each of the years ended August 31, 2017, 2016 and 2015. These contributions represented more than 5% of total contributions to the WISPP for each year.
In 2004, the Internal Revenue Service (“IRS”) approved a seven-year extension of the period over which the WISPP may amortize unfunded liabilities, conditioned upon maintenance of certain minimum funding levels. In 2014, the WISPP obtained relief from the specified funding requirements from the IRS, which requires that the WISPP meet a minimum funded percentage on each valuation date and achieve a funded percentage of 100% as of October 1, 2029. Based on the actuarial valuation for the WISPP as of October 1, 2016, the funded percentage (based on the ratio of the market value of assets to the accumulated benefits liability (present value of accrued benefits) using the valuation method prescribed by the IRS) was 76.4%, which satisfies the minimum funded percentage requirements of the IRS.
Company contributions to all of the multiemployer plans were $4 million for the years ended August 31, 2017, 2016 and 2015.
Defined Contribution Plans
The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $3 million for each of the years ended August 31, 2017, 2016 and 2015.

81 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Share-Based Compensation
The Company’s 1993 Stock Incentive Plan, as amended, (“the Plan”) was established for its employees, consultants and directors. There are 12.2 million shares of Class A common stock reserved for issuance under the Plan, of which 4.3 million are available for future grants as of August 31, 2017. Share-based compensation expense was $11 million, $10 million and $10 million for the years ended August 31, 2017, 2016 and 2015, respectively.
Restricted Stock Units
The Plan provides for the issuance of RSUs. The estimated fair value of the RSUs is based on the market closing price of the underlying Class A common stock on the date of grant. The compensation expense associated with RSUs is recognized over the respective requisite service period of the awards, net of estimated forfeitures.
During the years ended August 31, 2017, 2016 and 2015, the Compensation Committee granted 314,862 RSUs, 361,131 RSUs and 287,180 RSUs, respectively, to its key employees, officers and employee directors under the Plan. The RSUs generally vest 20% per year over five years commencing October 31 of the year after grant. In addition, in the first quarter of fiscal 2016 the Compensation Committee granted 48,163 RSUs with a two-year vesting term and no retirement-eligibility provisions under the SIP. The estimated fair value of the RSUs granted during the years ended August 31, 2017, 2016 and 2015 was $7 million, $7 million and $6 million, respectively.
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2014	389	$33.97
Granted	287	$22.58
Vested	(151)	$35.96	$20.34
Forfeited	(40)	$26.59
Outstanding as of August 31, 2015	485	$27.21
Granted	409	$18.28
Vested	(145)	$30.86	$16.36
Forfeited	(14)	$22.61
Outstanding as of August 31, 2016	735	$21.59
Granted	315	$20.95
Vested	(218)	$22.94	$23.50
Forfeited	—	$23.55
Outstanding as of August 31, 2017	832	$21.00
 ____________________________

(1)	Amounts represent the weighted average value of the Company’s Class A common stock on the date that the restricted stock units vested.
The Company recognized compensation expense associated with RSUs of $6 million, $6 million and $7 million for the years ended August 31, 2017, 2016 and 2015, respectively. As of August 31, 2017, total unrecognized compensation costs related to unvested RSUs amounted to $7 million, which is expected to be recognized over a weighted average period of 2.5 years.
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

82 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
The remaining 101,842 performance share awards have a three-year performance period consisting of the Company’s fiscal 2016, 2017 and 2018. The performance targets are based on the Company's cash flow return on investment (“CFROI”) over the three-year performance period, with award payouts ranging from a threshold of 50% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $2 million.
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
Fiscal 2017 – 2019 (November) Performance Share Awards
In the first quarter of fiscal 2017, the Compensation Committee approved performance-based awards under the Plan with a grant date of November 1, 2016. The 134,899 performance share awards granted by the Compensation Committee are comprised of two separate and distinct awards with different vesting conditions.
The Compensation Committee granted 65,506 performance share awards based on a relative TSR metric over a performance period spanning November 1, 2016 to August 31, 2019. Award share payouts range from a threshold of 50% to a maximum of 200% based on the relative ranking of the Company's TSR among a designated peer group of 16 companies. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company's TSR is negative. The TSR awards contain a market condition and, therefore, once the award recipients complete the requisite service period, the related compensation expense based on the grant-date fair value is not changed, regardless of whether the market condition has been satisfied. The estimated fair value of the TSR awards at the date of grant was $2 million. The Company estimated the fair value of the TSR awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company

83 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
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
Fiscal 2017 – 2019 (April) Performance Share Awards
In the third quarter of fiscal 2017, the Compensation Committee approved the second half of the fiscal 2017 performance-based awards with a grant date of April 27, 2017. The Compensation Committee granted 167,358 performance share awards consisting of 81,262 TSR awards and 86,096 CFROI awards to the Company's key employees and officers under the Plan with terms substantially similar to the awards granted in the first quarter of fiscal 2017, as described above in this Note, except that the performance period for the TSR awards started on April 27, 2017, and the performance period for the CFROI awards started on March 1, 2017. The estimated fair value of each of these TSR awards and CFROI awards at the date of grant was $2 million.
A summary of the Company’s performance-based awards activity is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Fair Value(1)
Outstanding as of August 31, 2014	623	$27.93
Granted	269	$24.02
Vested	(98)	$26.27	$23.60
Forfeited	(159)	$26.36
Outstanding as of August 31, 2015	635	$26.92
Granted	364	$19.19
Vested	(194)	$28.82	$16.86
Forfeited	(210)	$28.48
Outstanding as of August 31, 2016	595	$21.02
Granted	302	$21.52
Vested	(163)	$24.02	$24.15
Forfeited	(83)	$24.02
Outstanding as of August 31, 2017	651	$20.12
_____________________________

(1)	Amounts represent the weighted average value of the Company’s Class A common stock on the date that the performance share awards vested.

Compensation expense associated with performance-based awards was calculated using management’s current estimate of the expected level of achievement of the performance targets under the Plan. Compensation expense for anticipated awards based on the Company’s financial performance was $3 million, $4 million and $2 million for the years ended August 31, 2017, 2016 and 2015, respectively. As of August 31, 2017, unrecognized compensation costs related to non-vested performance shares amounted to $7 million, which is expected to be recognized over a weighted average period of 1.6 years.
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

84 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DSUs granted during the years ended August 31, 2017, 2016 and 2015 totaled 42,771 shares, 57,780 shares and 48,590 shares, respectively. The compensation expense associated with DSUs and the total value of shares vested during each of the years ended August 31, 2017, 2016 and 2015, as well as the unrecognized compensation expense as of August 31, 2017, were not material.
Stock Options
No options were granted in fiscal 2017, 2016, and 2015, and all of the options outstanding during the periods presented had expired as of August 31, 2017. Compensation expense associated with stock options, the total proceeds received from option exercises and the tax benefits realized from options exercised was zero for the years ended August 31, 2017, 2016 and 2015.
A summary of the Company’s stock option activity and related information is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of August 31, 2014	526	$32.25	2.2	$335
Granted	—	$—
Exercised	—	$—
Canceled	(122)	$24.95
Outstanding as of August 31, 2015	404	$34.46	1.3	$—
Granted	—	$—
Exercised	—	$—
Canceled	(182)	$34.11
Outstanding as of August 31, 2016	222	$34.75	1.0	$—
Granted	—	$—
Exercised	—	$—
Canceled	(222)	$34.75
Outstanding as of August 31, 2017	—	$—		$—
 ____________________________

(1)
Amounts represent the difference between the exercise price and the closing price of the Company’s stock on the last trading day of the corresponding fiscal year, multiplied by the number of in-the-money options.

85 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Taxes
Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2017	2016	2015
United States	$43,871	$(4,303)	$(113,084)
Foreign	4,819	(11,202)	(87,380)
Total	$48,690	$(15,505)	$(200,464)
Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2017	2016	2015
Current:
Federal	$(1,130)	$23	$(11,275)
State	190	180	(84)
Foreign	(16)	25	732
Total current tax expense (benefit)	$(956)	$228	$(10,627)
Deferred:
Federal	$2,046	$502	$(4,752)
State	232	54	2,805
Foreign	—	(49)	(41)
Total deferred tax expense (benefit)	2,278	507	(1,988)
Total income tax expense (benefit)	$1,322	$735	$(12,615)

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of credits	1.8	1.3	1.1
Foreign income taxed at different rates	(1.9)	(12.0)	(7.7)
Non-deductible officers’ compensation	2.2	(2.0)	(0.1)
Noncontrolling interests	(1.8)	4.1	0.3
Research and development credits	(1.5)	2.4	0.3
Valuation allowance on deferred tax assets	(31.2)	(59.0)	(25.2)
Unrecognized tax benefits	1.3	(3.6)	(0.6)
Non-deductible goodwill	—	(0.9)	(2.5)
Realized foreign investment basis	(0.9)	29.4	6.3
Other	(0.3)	0.6	(0.6)
Effective tax rate	2.7%	(4.7)%	6.3%
The Company's effective tax rate from continuing operations in fiscal 2017 was an expense of 2.7%, which was lower than the U.S. federal statutory rate of 35% primarily due to the Company's full valuation allowance positions and federal income tax refund claims, partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions. The valuation allowances on the Company's deferred tax assets are the result of negative objective evidence, including the effects of historical losses in our tax jurisdictions, outweighing positive objective and subjective evidence, indicating that it is more likely than not that the associated tax benefit will not be realized.

86 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's effective tax rate from continuing operations in fiscal 2016 was an expense of 4.7%, which was lower than the U.S. federal statutory rate of 35%. The effective tax rate was reduced for valuation allowances on deferred tax assets and the aggregate impact of foreign income taxed at different rates. Those reductions were partially offset by the realization of deductible foreign investment basis for tax purposes. The Company’s income tax expense is comprised primarily of the increase in deferred tax liabilities from indefinite-lived assets plus certain state cash tax expenses. The increase in valuation allowance on deferred tax assets was recognized as a result of negative evidence, including recent losses in all tax jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses.
The Company's effective tax rate from continuing operations in fiscal 2015 was a benefit of 6.3% which was lower than the U.S. federal statutory rate of 35%. The effective tax rate was reduced by 33% for valuation allowances on deferred tax assets and the aggregate impact of excluding foreign income taxed at different rates. Those expenses were partially offset by the recognition of a $13 million benefit related to the realization of deductible foreign investment basis for tax purposes. The increase in valuation allowance on deferred tax assets was recognized as a result of negative evidence, including recent losses in all tax jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefit will not be realized.
Deferred tax assets and liabilities were comprised of the following as of August 31 (in thousands):

	2017	2016
Deferred tax assets:
Environmental liabilities	$11,187	$11,048
Employee benefit accruals	13,692	12,620
State income tax and other	7,608	8,518
Net operating loss carryforwards	9,243	19,723
State credit carryforwards	6,678	6,352
Inventory valuation methods	690	—
Amortizable goodwill and other intangibles	41,793	47,023
Valuation allowances	(70,374)	(86,917)
Total deferred tax assets	$20,517	$18,367
Deferred tax liabilities:
Accelerated depreciation and other basis differences	$37,096	$32,528
Prepaid expense acceleration	2,568	2,402
Inventory valuation methods	—	119
Total deferred tax liabilities	39,664	35,049
Net deferred tax liability	$19,147	$16,682
As of August 31, 2017, the Company had federal net operating loss carryforwards of $12 million, which will expire if not used by 2036. Foreign operating loss carryforwards were $27 million, which expire if not used between 2024 and 2037. State credit carryforwards will expire if not used between 2018 and 2025.

87 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes
The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2017	2016	2015
Unrecognized tax benefits, as of the beginning of the year	$4,724	$3,970	$2,780
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(120)	(56)	—
Additions for tax positions of the current year	944	810	1,571
Settlements with tax authorities	—	—	(381)
Unrecognized tax benefits, as of the end of the year	$5,548	$4,724	$3,970
The Company does not anticipate any material changes to the reserve in the next 12 months. Reserves pertaining to positions claimed on the fiscal year 2013 through 2017 tax returns would result in net operating loss offsets in the event the positions were successfully challenged. Pursuant to FASB's Accounting Standards Update 2013-11, the reserves are netted against deferred tax assets related to net operating loss carryforwards. The Company believes that it is reasonably possible that approximately $2 million of its currently remaining unrecognized tax benefits may be recognized by the end of fiscal 2018 as a result of a lapse of the statute of limitations.
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

Note 16 – Net Income (Loss) Per Share
The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI for the years ended August 31 (in thousands):

	2017	2016	2015
Income (loss) from continuing operations	$47,368	$(16,240)	$(187,849)
Net income attributable to noncontrolling interests	(2,467)	(1,821)	(1,933)
Income (loss) from continuing operations attributable to SSI	44,901	(18,061)	(189,782)
Loss from discontinued operations, net of tax	(390)	(1,348)	(7,227)
Net income (loss) attributable to SSI	$44,511	$(19,409)	$(197,009)
Computation of shares:
Weighted average common shares outstanding, basic	27,537	27,229	27,010
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	604	—	—
Weighted average common shares outstanding, diluted	28,141	27,229	27,010

Common stock equivalent shares of 251,899, 1,016,745 and 1,018,858 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share attributable to SSI for the years ended August 31, 2017, 2016 and 2015, respectively.

Note 17 – Related Party Transactions
The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $14 million, $12 million and $22 million for the years ended August 31, 2017, 2016 and 2015, respectively.

88 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Thomas D. Klauer, Jr., who had been President of the Company’s former Auto Parts Business prior to his retirement on January 5, 2015, is the sole shareholder of a corporation that is the 25% minority partner in a partnership in which the Company is the 75% partner and which operates five self-service stores in Northern California. Mr. Klauer’s 25% share of the profits of this partnership, through the date of his retirement, totaled $1 million for the year ended August 31, 2015. The partnership leases properties from entities in which Mr. Klauer has ownership interests under agreements that expire in December 2020 with options to renew the leases, upon expiration, for multiple periods. The rent paid by the partnership to the entities in which Mr. Klauer has ownership interests, through the date of his retirement, was less than $1 million for the year ended August 31, 2015.
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
Prior to the fourth quarter of fiscal 2017, the Company's internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with its plan announced in June 2017, the Company modified its internal organizational and reporting structure to combine its steel manufacturing operations, which had been reported as the SMB segment, with its Oregon metals recycling operations, which had been reported within the AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The Company began reporting on this new segment structure in the fourth quarter of fiscal 2017 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
AMR buys and processes ferrous and nonferrous scrap metal for sale to foreign and domestic steel producers or their representatives and procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. These auto parts stores also supply the Company's shredding facilities with autobodies that are processed into saleable recycled scrap metal. CSS operates a steel mini-mill that produces a range of finished steel long products using recycled scrap metal and other raw materials. CSS's steel mill obtains substantially all of its recycled scrap metal raw material requirements from its integrated metals recycling and joint venture operations.
The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company's allocable portion of the results of these joint ventures is reported within the segment results. Three of the joint venture interests are presented as part of AMR operations, and one interest is presented as part of CSS operations. The joint ventures sell recycled scrap metal to AMR and to CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties.
Intersegment sales from AMR to CSS are made at prices that approximate local market rates. These intercompany sales tend to produce intercompany profits which are not recognized until the finished products are ultimately sold to third parties.

89 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income to its reportable segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. Because of the unallocated income and expense, the operating income of each reportable segment does not reflect the operating income the reportable segment would report as a stand-alone business. In addition, the Company does not allocate restructuring charges and other exit-related activities to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2017	2016
Total assets:
Auto and Metals Recycling(1)	$1,298,757	$1,186,949
Cascade Steel and Scrap	696,269	696,031
Total segment assets	1,995,026	1,882,980
Corporate and eliminations(2)	(1,061,271)	(991,551)
Total assets	$933,755	$891,429
Property, plant and equipment, net (3)	$390,629	$392,820
_____________________________

(1)
AMR total assets include $5 million and $6 million as of August 31, 2017 and 2016, respectively, for investments in joint ventures. CSS total assets include $7 million and $8 million as of August 31, 2017 and 2016, respectively, for investment in joint ventures.

(2)	The substantial majority of Corporate and eliminations total assets is comprised of Corporate intercompany payables to the Company's operating segments and intercompany eliminations.

(3)	Property, plant and equipment, net includes $17 million and $19 million as of August 31, 2017 and 2016, respectively, at our Canadian locations.

90 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the Company’s results from continuing operations by reportable segment for the years ended August 31 (in thousands):

	2017	2016	2015
Auto and Metals Recycling:
Revenues	$1,363,618	$1,060,592	$1,513,315
Less: Intersegment revenues	(15,647)	(12,081)	(33,029)
AMR external customer revenues	1,347,971	1,048,511	1,480,286
Cascade Steel and Scrap:
Revenues	339,620	304,032	435,113
Total revenues	$1,687,591	$1,352,543	$1,915,399
Depreciation and amortization:
Auto and Metals Recycling	$34,853	$39,033	$50,126
Cascade Steel and Scrap	12,525	13,052	14,164
Segment depreciation and amortization	47,378	52,085	64,290
Corporate	2,462	2,545	2,825
Total depreciation and amortization	$49,840	$54,630	$67,115
Capital expenditures:
Auto and Metals Recycling	$34,575	$26,623	$21,845
Cascade Steel and Scrap	10,224	7,044	7,816
Segment capital expenditures	44,799	33,667	29,661
Corporate	141	904	2,636
Total capital expenditures	$44,940	$34,571	$32,297
Reconciliation of the Company’s segment operating income (loss) to income (loss) from continuing operations before income taxes:
Auto and Metals Recycling(1)	$91,405	$23,168	$(166,119)
Cascade Steel and Scrap(2)	5,275	4,696	20,535
Segment operating income (loss)	96,680	27,864	(145,584)
Restructuring charges and other exit-related activities	109	(6,781)	(13,008)
Corporate and eliminations	(40,776)	(28,925)	(36,937)
Operating income (loss)	56,013	(7,842)	(195,529)
Interest expense	(8,081)	(8,889)	(9,191)
Other income, net	758	1,226	4,256
Income (loss) from continuing operations before income taxes	$48,690	$(15,505)	$(200,464)
_____________________________

(1)
AMR operating income (loss) includes $2 million, less than $1 million and $1 million in income from joint ventures accounted for by the equity method in fiscal 2017, 2016 and 2015, respectively. AMR operating income (loss) includes a goodwill impairment charge of $9 million in fiscal 2016, and other asset impairment charges (recoveries), net of less than $(1) million, $16 million and $44 million in fiscal 2017, 2016 and 2015, respectively.

(2)
CSS operating income includes $1 million, less than $1 million and $1 million in income from joint ventures accounted for by the equity method in fiscal 2017, 2016 and 2015, respectively. CSS operating income includes asset impairment charges (recoveries), net of $(1) million and $4 million in fiscal 2017 and 2016, respectively.

91 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Table of Contents              SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following revenues from external customers are presented based on the sales destination and by major product for the years ended August 31 (in thousands):

	2017	2016	2015
Revenues based on sales destination:
Foreign	$894,265	$683,569	$984,910
Domestic	793,326	668,974	930,489
Total revenues from external customers	$1,687,591	$1,352,543	$1,915,399

Major product information:
Ferrous scrap metal	$855,161	$619,060	$922,291
Nonferrous scrap metal	425,989	340,025	488,036
Retail and other	126,235	123,553	130,035
Finished steel products	280,206	269,355	363,795
Semi-finished steel products	—	550	11,242
Total revenues from external customers	$1,687,591	$1,352,543	$1,915,399

In fiscal 2017, 2016 and 2015, there were no external customers that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries to which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2017	% of Revenue	2016	% of Revenue	2015	% of Revenue
China	$216,231	13%	$150,570	11%	$240,279	13%
Turkey(1)	N/A	N/A	163,696	12%	225,040	12%
_____________________________

(1)	N/A = Sales were less than the 10% threshold.

92 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Quarterly Financial Data (Unaudited)
In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary for a fair statement of the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2017
	First	Second	Third	Fourth
Revenues	$334,161	$382,084	$477,088	$494,258
Cost of goods sold	$295,892	$326,804	$411,109	$430,703
Operating income	$587	$14,171	$19,147	$22,108
Loss from discontinued operations, net of tax	$(53)	$(95)	$(127)	$(114)
Net income (loss) attributable to SSI	$(1,326)	$11,037	$16,565	$18,235
Basic net income (loss) per share attributable to SSI	$(0.05)	$0.40	$0.60	$0.66
Diluted net income (loss) per share attributable to SSI	$(0.05)	$0.40	$0.60	$0.64

	Fiscal 2016
	First	Second	Third	Fourth
Revenues	$321,198	$289,077	$351,604	$390,664
Cost of goods sold	$284,854	$259,670	$294,738	$336,726
Operating income (loss)	$(4,028)	$(37,076)	$14,886	$18,376
Loss from discontinued operations, net of tax	$(65)	$(1,024)	$(116)	$(143)
Net income (loss) attributable to SSI	$(5,296)	$(41,245)	$11,000	$16,132
Basic net income (loss) per share attributable to SSI	$(0.20)	$(1.52)	$0.40	$0.59
Diluted net income (loss) per share attributable to SSI	$(0.20)	$(1.52)	$0.40	$0.58
___________________________
The sum of quarterly amounts may not agree to the full-year equivalent due to rounding.
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

93 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Schedule II – Valuation and Qualifying Accounts
For the Years Ended August 31, 2017, 2016 and 2015
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to cost and expenses	Deductions	Balance at end of period
Fiscal 2017
Allowance for doubtful accounts	$2,315	$126	$(161)	$2,280
Deferred tax valuation allowance	$86,917	$690	$(17,233)	$70,374
Fiscal 2016
Allowance for doubtful accounts	$2,496	$131	$(312)	$2,315
Deferred tax valuation allowance	$78,304	$8,613	$—	$86,917
Fiscal 2015
Allowance for doubtful accounts	$2,720	$(280)	$56	$2,496
Allowance for notes and other contractual receivables	$7,602	$—	$(7,602)	$—
Deferred tax valuation allowance	$30,265	$48,039	$—	$78,304

94 / Schnitzer Steel Industries, Inc. Form 10-K 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 9B. OTHER INFORMATION
None.

95 / Schnitzer Steel Industries, Inc. Form 10-K 2017

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
Executive Officers of the Registrant

Name	Age	Office
Tamara L. Lundgren	60	President and Chief Executive Officer
Richard D. Peach	54	Senior Vice President, Chief Financial Officer and Chief of Corporate Operations
Michael Henderson	58	Senior Vice President, Co-President, Auto and Metals Recycling, and Co-President, Cascade Steel and Scrap
Steven Heiskell	48	Senior Vice President and Co-President, Auto and Metals Recycling
Jeffrey Dyck	54	Senior Vice President and Co-President, Cascade Steel and Scrap
Peter Saba	56	Senior Vice President, General Counsel and Corporate Secretary
Stefano Gaggini	46	Vice President, Corporate Controller and Principal Accounting Officer

Tamara L. Lundgren has been our President and Chief Executive Officer since December 2008. She joined the Company in September 2005 as Vice President and Chief Strategy Officer and held roles of increasing responsibility, including Executive Vice President and Chief Operating Officer. Prior to joining us, Ms. Lundgren was an investment banker and lawyer with 25 years of experience in the U.S. and Europe. She was a Managing Director in the Investment Banking Division of JPMorgan Chase, which she joined in 2001, and Deutsche Bank, which she joined in 1996. Earlier she was a partner in the Washington, DC law firm of Hogan Lovells (then Hogan & Hartson, LLP). Ms. Lundgren earned a B.A. degree from Wellesley College and a J.D. degree from the Northwestern University School of Law.
Richard D. Peach joined us in March 2007 and was appointed Chief Financial Officer in December 2007. In September 2016, in addition to his responsibilities as Chief Financial Officer, Mr. Peach assumed the role of Chief of Corporate Operations. Prior to joining us, Mr. Peach was the Chief Financial Officer and Senior Vice President with the Western U.S. energy utility, PacifiCorp, from 2003 to 2006. From 1995 to 2002, he served in senior management positions with ScottishPower, the international energy company, including Group Controller, Managing Director of United Kingdom Customer Services and Director of Energy Supply Finance. Prior to joining ScottishPower, Mr. Peach was a senior manager with Coopers & Lybrand. Mr. Peach is a member of the Institute of Chartered Accountants of Scotland.
Michael Henderson joined us in April 2012 and served as Chief Operating Officer and President of the Metals Recycling Business, prior to his promotion to Co-President of the Auto and Metals Recycling business in April 2015, and then Co-President of the Cascade Steel and Scrap business in June 2017. Prior to joining Schnitzer, he was Eastern Region President for Sims Metal Management where he was responsible for 26 facilities, including four shredders and five port locations. He began his career with Naparano Iron & Metal and has more than 30 years in the scrap industry, including expertise in both the ferrous and nonferrous sides of the business.
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
Jeffrey Dyck joined the Steel Manufacturing Business in February 1994 and served in a variety of positions, including Manager of the Rolling Mills and Director of Operations of the Steel Manufacturing Business, before his promotion to President of SMB in June 2005, and then Co-President of the Cascade Steel and Scrap business in June 2017.

96 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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
Code of Ethics
On April 27, 2017, the Board of Directors approved a revised Company’s Code of Conduct that is applicable to all of its directors and employees. It includes additional provisions that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the “Senior Financial Officers”). This document is posted on the Corporate Governance page of the Company’s internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to satisfy its disclosure obligations with respect to any amendments to or waivers of the Code for directors, executive officers or Senior Financial Officers by posting such information on its internet website set forth above rather than by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be included under “Compensation of Executive Officers,” “Compensation Discussion and Analysis”, “Director Compensation”, “Corporate Governance – Assessment of Compensation Risk” and “Compensation Committee Report” in the Company’s Proxy Statement to be filed for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, will be included under “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans, as required by Item 201(d) of Regulation S-K, will be included under “Compensation Plan Information” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under “Certain Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the Company’s principal accountant fees and services required by Item 9(e) of Schedule 14A will be included under “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

97 / Schnitzer Steel Industries, Inc. Form 10-K 2017

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are filed as part of this report:

The Report of Independent Registered Public Accounting Firm, the Company’s Consolidated Financial Statements, the Notes thereto and the quarterly financial data (unaudited) are on pages 52 through 93 of this report.

2	The following financial statement schedule is filed as part of this report:
Schedule II Valuation and Qualifying Accounts is on page 94 of this report.
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

98 / Schnitzer Steel Industries, Inc. Form 10-K 2017

*10.10
Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.11	Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.12
Summary Sheet for 2017 Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, and incorporated herein by reference.

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

*10.19	Amendment No. 2 dated July 25, 2017 to Amended and Restated Employment Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008.

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

*10.23
Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference.

*10.24
Amendment No. 1 dated November 6, 2012 to the Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 and incorporated herein by reference.

*10.25	Amendment No. 2 dated October 29, 2014 to the Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011.

99 / Schnitzer Steel Industries, Inc. Form 10-K 2017

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

*10.29
Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for award to certain employees on November 1, 2016. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 and incorporated herein by reference.

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

*10.32
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in first half of fiscal 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2016 and incorporated herein by reference.

*10.33
Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in second half of fiscal 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2017 and incorporated herein by reference.

*10.34
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

*10.36
Fiscal 2017 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2016 and incorporated herein by reference.

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

100 / Schnitzer Steel Industries, Inc. Form 10-K 2017

101
The following financial information from Schnitzer Steel Industries, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended August 31, 2017, 2016 and 2015, (ii) Consolidated Balance Sheets as of August 31, 2017 and August 31, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended August 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended August 31, 2017, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

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

101 / Schnitzer Steel Industries, Inc. Form 10-K 2017

ITEM 16. FORM 10-K SUMMARY
None.

102 / Schnitzer Steel Industries, Inc. Form 10-K 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 24, 2017	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 24, 2017 in the capacities indicated.

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

103 / Schnitzer Steel Industries, Inc. Form 10-K 2017

Signature	Title

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WILLIAM D. LARSSON	Director
William D. Larsson

*MICHAEL SUTHERLIN	Director
Michael Sutherlin

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

104 / Schnitzer Steel Industries, Inc. Form 10-K 2017