Form 10-Q
period 2017-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2018-01-09
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2017
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

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
Yes  ☐    No  ☒
The Registrant had 27,003,291 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 5, 2018.

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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company's outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; strategic direction or goals; targets; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits and the impact of the recently enacted federal tax reform; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our most recent Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; instability in international markets; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and cost and equity method investment impairment charges; inability to sustain the benefits from productivity and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits or renew facility leases; compliance with greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	November 30, 2017	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,194	$7,287
Accounts receivable, net of allowance for doubtful accounts of $2,265 and $2,280	144,578	138,998
Inventories	216,365	166,942
Refundable income taxes	692	2,366
Prepaid expenses and other current assets	24,591	22,357
Total current assets	395,420	337,950
Property, plant and equipment, net of accumulated depreciation of $719,192 and $756,494	386,847	390,629
Investments in joint ventures	11,521	11,204
Goodwill	167,203	167,835
Intangibles, net of accumulated amortization of $4,089 and $3,913	4,248	4,424
Other assets	20,674	21,713
Total assets	$985,913	$933,755
Liabilities and Equity
Current liabilities:
Short-term borrowings	$657	$721
Accounts payable	97,176	94,674
Accrued payroll and related liabilities	23,667	41,593
Environmental liabilities	7,214	2,007
Accrued income taxes	2,177	9
Other accrued liabilities	40,593	37,256
Total current liabilities	171,484	176,260
Deferred income taxes	19,712	19,147
Long-term debt, net of current maturities	184,225	144,403
Environmental liabilities, net of current portion	47,444	46,391
Other long-term liabilities	11,431	10,061
Total liabilities	434,296	396,262
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,003 and 26,859 shares issued and outstanding	27,003	26,859
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	40,059	38,050
Retained earnings	516,842	503,770
Accumulated other comprehensive loss	(36,920)	(35,293)
Total SSI shareholders’ equity	547,184	533,586
Noncontrolling interests	4,433	3,907
Total equity	551,617	537,493
Total liabilities and equity	$985,913	$933,755
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2017	2016
Revenues	$483,279	$334,161
Operating expense:
Cost of goods sold	406,251	295,892
Selling, general and administrative	51,043	37,492
(Income) from joint ventures	(450)	(412)
Other asset impairment charges (recoveries), net	(88)	401
Restructuring charges and other exit-related activities	100	201
Operating income	26,423	587
Interest expense	(2,059)	(1,741)
Other income, net	849	437
Income (loss) from continuing operations before income taxes	25,213	(717)
Income tax (expense) benefit	(5,957)	62
Income (loss) from continuing operations	19,256	(655)
Loss from discontinued operations, net of tax	(35)	(53)
Net income (loss)	19,221	(708)
Net income attributable to noncontrolling interests	(857)	(618)
Net income (loss) attributable to SSI	$18,364	$(1,326)

Net income (loss) per share attributable to SSI:
Basic:
Income (loss) per share from continuing operations attributable to SSI	$0.66	$(0.05)
Loss per share from discontinued operations attributable to SSI	—	—
Net income (loss) per share attributable to SSI	$0.66	$(0.05)
Diluted:
Income (loss) per share from continuing operations attributable to SSI	$0.64	$(0.05)
Loss per share from discontinued operations attributable to SSI	—	—
Net income (loss) per share attributable to SSI	$0.64	$(0.05)
Weighted average number of common shares:
Basic	27,695	27,372
Diluted	28,662	27,372
Dividends declared per common share	$0.1875	$0.1875
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended November 30,
	2017	2016
Net income (loss)	$19,221	$(708)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,709)	(1,034)
Pension obligations, net	82	(65)
Total other comprehensive loss, net of tax	(1,627)	(1,099)
Comprehensive income (loss)	17,594	(1,807)
Less comprehensive income attributable to noncontrolling interests	(857)	(618)
Comprehensive income (loss) attributable to SSI	$16,737	$(2,425)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended November 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$19,221	$(708)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	12,522	12,543
Other asset impairment charges (recoveries), net	(88)	401
Exit-related asset impairment charges	—	158
Inventory write-down	38	—
Share-based compensation expense	5,004	3,408
Deferred income taxes	761	(60)
Undistributed equity in earnings of joint ventures	(450)	(412)
Loss on disposal of assets, net	51	45
Unrealized foreign exchange gain, net	(407)	(23)
Bad debt expense (recoveries), net	(14)	17
Changes in assets and liabilities:
Accounts receivable	(8,640)	(1,546)
Inventories	(47,267)	(12,586)
Income taxes	3,842	(150)
Prepaid expenses and other current assets	70	(614)
Other long-term assets	(112)	164
Accounts payable	8,548	14,343
Accrued payroll and related liabilities	(17,894)	(10,080)
Other accrued liabilities	3,504	899
Environmental liabilities	4,034	(29)
Other long-term liabilities	1,487	(193)
Distributed equity in earnings of joint ventures	200	350
Net cash (used in) provided by operating activities	(15,590)	5,927
Cash flows from investing activities:
Capital expenditures	(15,157)	(10,603)
Joint venture receipts (payments), net	11	(55)
Proceeds from sale of assets	1,534	73
Net cash used in investing activities	(13,612)	(10,585)
Cash flows from financing activities:
Borrowings from long-term debt	189,500	102,631
Repayment of long-term debt	(149,713)	(107,491)
Payment of debt issuance costs	—	(53)
Taxes paid related to net share settlement of share-based payment arrangements	(2,851)	(3,301)
Distributions to noncontrolling interests	(331)	(522)
Dividends paid	(5,478)	(5,185)
Net cash provided by (used in) financing activities	31,127	(13,921)
Effect of exchange rate changes on cash	(18)	(140)
Net increase (decrease) in cash and cash equivalents	1,907	(18,719)
Cash and cash equivalents as of beginning of period	7,287	26,819
Cash and cash equivalents as of end of period	$9,194	$8,100
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2017. The results for the three months ended November 30, 2017 and 2016 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
In July 2015, an accounting standard update was issued that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out ("FIFO") or average cost method, at the lower of cost and net realizable value. The accounting standard in effect at the time of issuance of the update required an entity to measure inventory at the lower of cost or market, whereby market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using the last-in, first-out ("LIFO") or retail inventory method. The Company adopted the new requirement, which is to be applied prospectively, as of the beginning of the first quarter of fiscal 2018 with no impact to the Unaudited Condensed Consolidated Financial Statements.
In March 2016, an accounting standard update was issued that amends several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company adopted the new requirements as of the beginning of the first quarter of fiscal 2018 with no impact to the Unaudited Condensed Consolidated Financial Statements, including no cumulative-effect adjustments to retained earnings, as of the date of adoption. On a prospective basis beginning with the date of adoption, the Company records all of the tax effects related to share-based payments through the income statement, subject to normal valuation allowance considerations, and all tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows. The Company has elected to continue the practice of estimating the forfeiture rate for the purpose of recognizing estimated compensation cost over the requisite service period.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $30 million and $21 million as of November 30, 2017 and August 31, 2017, respectively.
Cost Method Investment
In the second quarter of fiscal 2017, the Company invested $6 million in a privately-held waste and recycling entity. The Company's influence over the operating and financial policies of the entity is not significant and, thus, the investment is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary impairments, certain distributions and additional investments. The investment is presented as part of the Auto and Metals Recycling ("AMR") reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The Company does not hold any other cost-method investments. The carrying value of the investment was $6 million as of November 30, 2017 and August 31, 2017. As of November 30, 2017, the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment or indicators of other-than-temporary impairment.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets
Changes in circumstances may merit a change in the estimated useful lives or salvage values of individual long-lived assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the three months ended November 30, 2017 and 2016, the Company recognized accelerated depreciation of $1 million and less than $1 million, respectively, due to shortening the useful lives of decommissioned machinery and equipment assets in the Cascade Steel and Scrap ("CSS") reportable segment, which are reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Operations.
Also during the three months ended November 30, 2017, CSS sold machinery and equipment assets impaired during the first quarter of fiscal 2017 and supplies inventory impaired during fiscal 2016, recognizing a gain of $1 million which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables from suppliers. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2017. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $44 million and $48 million of open letters of credit as of November 30, 2017 and August 31, 2017, respectively.
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
Restructuring Charges
Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. Restructuring charges that directly involve a discontinued operation are included in the results of discontinued operations in all periods presented. See Note 6 - Restructuring Charges and Other Exit-Related Activities for further detail.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue from contracts with customers. The update will supersede the existing standard for recognizing revenue. Additional updates have been issued since May 2014 amending aspects of the initial update and providing implementation guidance. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Upon becoming effective, an entity may adopt the standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is in the process of examining its current revenue streams and significant contracts with customers under the requirements of the new standard and, based on the progress of this examination to date, does not believe the standard will have a material impact on its financial position, net income or cash flows. In particular, the Company is currently examining certain scrap metal purchase and sale arrangements to determine if it is the principal or the agent in the transaction under the new guidance. The outcome of this determination could result in a different classification of the cost of scrap metal purchased compared to the Company's treatment under the existing revenue standard. The Company is also analyzing the expanded disclosure requirements under the new standard, the method of adoption, and potential changes to its accounting policies, processes, systems and internal controls that may be required to support the new standard.
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

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2017	August 31, 2017
Processed and unprocessed scrap metal	$129,635	$88,441
Semi-finished goods (billets)	7,514	3,243
Finished goods	45,332	40,462
Supplies	33,884	34,796
Inventories	$216,365	$166,942

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the three months ended November 30, 2017 requiring an interim goodwill impairment test.
The gross change in the carrying amount of goodwill for the three months ended November 30, 2017 was as follows (in thousands):

AMR
August 31, 2017	$167,835
Foreign currency translation adjustment	(632)
November 30, 2017	$167,203
Accumulated goodwill impairment charges were $471 million as of November 30, 2017 and August 31, 2017.

Note 5 - Commitments and Contingencies

Contingencies - Environmental
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.
Changes in the Company’s environmental liabilities in aggregate for the three months ended November 30, 2017 were as follows (in thousands):

Balance as of August 31, 2017	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2017	Short-Term	Long-Term
$48,398	$7,021	$(761)	$54,658	$7,214	$47,444
Recycling Operations
As of November 30, 2017 and August 31, 2017, the Company's recycling operations had environmental liabilities of $55 million and $48 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.
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
In January 2008, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustee Council and the PRPs, funding and participation agreements were negotiated under which the participating PRPs, including the Company, agreed to fund the first phase of the three-phase natural resource damage assessment. Phase 1, which included the development of the Natural Resource Damage Assessment Plan ("AP") and implementation of several early studies, was substantially completed in 2010. The Company recently joined with other participating PRPs in agreeing to fund Phase 2 of the natural resource damage assessment, which includes the implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. Phase 3, which has not yet commenced, will involve the full implementation of the AP and the final injury and damage determination. The Company has not yet commenced discussions with the Trustee Council regarding early settlements under Phase 2, and therefore it is uncertain whether it will enter into an early settlement for natural resource damages or what costs it may incur in any such early settlement.
On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including the Company, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. The Company intends to defend against such claims and does not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to the Company.
Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site have varied widely in various drafts of the FS and in the EPA’s final FS issued in June 2016 from approximately $170 million to over $2.5 billion (net present value), depending on the remedial alternative and a number of other factors. In comments submitted to the EPA, the Company and certain other stakeholders identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments, cost estimates, scheduling assumptions and conclusions regarding the feasibility and effectiveness of remediation technologies.
In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies evaluated in the EPA’s FS that was expanded to include additional work at a greater cost. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The Company has identified a number of concerns regarding the remedy described in the ROD, which is based on data more than a decade old, and the EPA's estimates for the costs and time required to implement the selected remedy. Because of ongoing questions regarding cost effectiveness, technical feasibility, and the use of stale data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.
In the ROD, the EPA acknowledged that much of the data used in preparing the ROD was more than a decade old and would need to be updated with a new round of “baseline” sampling to be conducted prior to the remedial design phase. Accordingly, the ROD provided for additional pre-remedial design investigative work and baseline sampling to be conducted in order to provide a baseline of current conditions and delineate particular remedial actions for specific areas within the Site. This additional sampling needs to occur prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

technical drawings and specifications developed for the subsequent remedial action. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. Following issuance of the ROD, EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work identified in the ROD under a new consent order.
In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. The Company estimates that its share of the costs of performing such work will be approximately $2 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the first quarter of fiscal 2018. The Company believes that such costs will be fully covered by existing insurance coverage and, thus, has also recorded an insurance receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to the Company's consolidated results of operations.
Except for certain early action projects in which the Company is not involved, remediation activities are not expected to commence for a number of years. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a separate allocation process. The Company does not expect the allocation process to proceed until after the additional pre-remedial design data is collected.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense (including the pre-remedial design investigative activities), remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. As of November 30, 2017, the Company's total liability for its estimated share of the costs of the investigation was $3 million.
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
Other Legacy Environmental Loss Contingencies
The Company’s environmental loss contingencies as of November 30, 2017 and August 31, 2017, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities ("legacy environmental loss contingencies"). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Where investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company's results of operations, financial condition or cash flows.
During the first quarter of fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company estimates a range of reasonably possible losses in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Steel Manufacturing Operations
The Company's steel manufacturing operations had no environmental liabilities as of November 30, 2017 and August 31, 2017.
The steel mill's electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to firms that apply treatments that allow for the ultimate disposal of the EAF dust.
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
Summary - Environmental Contingencies
Other than the Portland Harbor Superfund site and legacy environmental loss contingencies, which are discussed separately above, management currently believes that adequate provision has been made for the potential impact of these issues and that the ultimate outcomes will not have a material adverse effect on the Company's consolidated financial statements as a whole. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material in any given period.
Contingencies - Other
The Company is a party to various legal proceedings arising in the normal course of business. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Legal proceedings include those arising from accidents involving Company-owned vehicles, including Company tractor trailers. In some instances, such accidents and the related litigation involve accidents that have resulted in third party fatalities. It is reasonably possible that the Company may recognize additional losses in connection with such lawsuits at the time such losses are probable and can be reasonably estimated. Such losses may be material to the Company's consolidated financial statements. At this time, the amount of such additional reasonably possible losses cannot be reasonably estimated. To the extent that circumstances change and the Company determines that a loss is reasonably possible, can be reasonably estimated, and is material, the Company would then disclose an estimate of the possible loss or range of loss. The Company believes that such losses, if incurred, would be substantially covered by existing insurance coverage. The Company does not anticipate that the resolution of legal proceedings arising in the normal course of business, after taking into consideration expected insurance recoveries, will have a material adverse effect on its results of operations, financial condition, or cash flows.

Note 6 - Restructuring Charges and Other Exit-Related Activities

The Company incurred restructuring charges of less than $1 million during the three months ended November 30, 2017 and 2016. These charges primarily relate to initiatives announced in the second quarter of fiscal 2015 and expanded in subsequent periods, which were designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in the Company's operating platform. Charges related to these initiatives were substantially complete by the end of fiscal 2017. However, the Company incurred and may continue to incur additional restructuring charges primarily as a result of remeasuring lease contract termination liabilities to reflect changes in contractual lease rentals and estimated sublease rentals.
In addition to the restructuring charges recorded related to these initiatives, the Company incurred charges associated with other exit-related activities of less than $1 million during the three months ended November 30, 2016, consisting of asset impairments and accelerated depreciation of assets in connection with site closures and idled equipment.

Note 7 - Changes in Equity

Changes in equity were comprised of the following (in thousands):

	Three Months Ended November 30, 2017			Three Months Ended November 30, 2016
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$533,586	$3,907	$537,493	$497,721	$3,711	$501,432
Net income (loss)	18,364	857	19,221	(1,326)	618	(708)
Other comprehensive loss, net of tax	(1,627)	—	(1,627)	(1,099)	—	(1,099)
Distributions to noncontrolling interests	—	(331)	(331)	—	(522)	(522)
Restricted stock withheld for taxes	(2,851)	—	(2,851)	(3,301)	—	(3,301)
Share-based compensation	5,004	—	5,004	3,408	—	3,408
Dividends	(5,292)	—	(5,292)	(5,143)	—	(5,143)
Balance - November 30 (End of period)	$547,184	$4,433	$551,617	$490,260	$3,807	$494,067

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were comprised of the following (in thousands):

	Three Months Ended November 30, 2017			Three Months Ended November 30, 2016
	Foreign Currency Translation Adjustments	Pension Obligations, net	Total	Foreign Currency Translation Adjustments	Pension Obligations, net	Total
Balances - September 1 (Beginning of period)	$(31,828)	$(3,465)	$(35,293)	$(34,539)	$(5,576)	$(40,115)
Other comprehensive income (loss) before reclassifications	(1,709)	(185)	(1,894)	(1,034)	49	(985)
Income tax expense	—	227	227	—	(194)	(194)
Other comprehensive income (loss) before reclassifications, net of tax	(1,709)	42	(1,667)	(1,034)	(145)	(1,179)
Amounts reclassified from accumulated other comprehensive loss	—	63	63	—	125	125
Income tax benefit	—	(23)	(23)	—	(45)	(45)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	40	40	—	80	80
Net periodic other comprehensive income (loss)	(1,709)	82	(1,627)	(1,034)	(65)	(1,099)
Balances - November 30 (End of period)	$(33,537)	$(3,383)	$(36,920)	$(35,573)	$(5,641)	$(41,214)

Reclassifications from accumulated other comprehensive loss, both individually and in the aggregate, were immaterial to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations for all periods presented.

Note 9 - Share-Based Compensation

In the first quarter of fiscal 2018, as part of the annual awards under the Company's Long-Term Incentive Plan, the Compensation Committee of the Company's Board of Directors ("Compensation Committee") granted 252,865 restricted stock units ("RSUs") and 246,161 performance share awards to the Company's key employees and officers under the Company's 1993 Amended and Restated Stock Incentive Plan ("SIP"). The RSUs have a five-year term and vest 20% per year commencing October 31, 2018. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.
The performance share awards are comprised of two separate and distinct awards with different vesting conditions.
The Compensation Committee granted 119,763 performance share awards based on a relative Total Shareholder Return ("TSR") metric over a performance period spanning November 14, 2017 to August 31, 2020. Award share payouts range from a threshold of 50% to a maximum of 200% based on the relative ranking of the Company's TSR among a designated peer group of 16 companies. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company's TSR is negative. The TSR awards contain a market condition and, therefore, once the award recipients complete the requisite service period, the related compensation expense based on the grant-date fair value is not changed, regardless of whether the market condition has been satisfied. The estimated fair value of the TSR awards at the date of grant was $3 million. The Company estimated the fair value of the TSR awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
The remaining 126,398 performance share awards have a three-year performance period consisting of the Company’s 2018, 2019 and 2020 fiscal years. The performance targets are based on the Company's return on capital employed over the three-year performance period, with award payouts ranging from a threshold of 50% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $3 million.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The compensation expense associated with performance share awards is recognized over the requisite service period, net of forfeitures. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2020.

Note 10 - Income Taxes

The effective tax rate for the Company’s continuing operations for the three months ended November 30, 2017 was an expense of 23.6% compared to a benefit of 8.6% for the three months ended November 30, 2016.
A reconciliation of the difference between the federal statutory rate and the Company’s effective rate is as follows:

	Three Months Ended November 30,
	2017	2016
Federal statutory rate	35.0%	35.0%
State taxes, net of credits	0.1	2.1
Foreign income taxed at different rates	(1.2)	(3.4)
Valuation allowance on deferred tax assets	(6.8)	(25.0)
Unrecognized tax benefits	0.6	1.9
Non-deductible officers’ compensation	1.5	2.7
Research and development credits	(0.5)	(1.4)
Section 199 deduction	(1.9)	—
Other non-deductible expenses	—	1.3
Other	(1.3)	(0.2)
Noncontrolling interests	(1.9)	(4.4)
Effective tax rate(1)	23.6%	8.6%
_____________________________

(1)	For periods with reported pre-tax losses, the effect of reconciling items with positive signs is a tax benefit in excess of applying the federal statutory rate to the pre-tax loss.
The effective tax rate from continuing operations for the first quarter of fiscal 2018 and 2017 was lower than the federal statutory rate of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The lower projected annual effective tax rate is the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2017 remain subject to examination under the statute of limitations. The Company's U.S. federal income tax return for fiscal 2015 is currently under examination.
Subsequent Event
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, the Company will not be subject to the majority of the tax law provisions until fiscal year 2019; however, there are certain significant items of impact that will be recognized in fiscal year 2018 resulting from the retroactive reduction in the statutory tax rate. Because a change in tax law is accounted for in the period of enactment, the effects (including retroactive effects) will be reflected in the second quarter of fiscal 2018.
The TCJA’s primary change is a reduction in the Federal statutory corporate tax rate from 35.0% to 21.0%, including a pro rata reduction from 35.0% to 25.7% for the Company in fiscal 2018. As a result, the Company expects to recognize a benefit in its tax provision as of the beginning of the second quarter of fiscal 2018 due to the revaluation of the Company's net deferred tax liability to reflect the lower statutory rate. The Company also expects to record a benefit in its tax provision for fiscal 2018 to account for the effect of the retroactive rate reduction on fiscal 2018 tax expense. The Company continues to assess the effects of the TCJA on its consolidated financial statements. Because of the ongoing assessment of the effects of the TCJA, the Company is not yet in a position to estimate the projected effective tax rate for fiscal 2018.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended November 30,
	2017	2016
Income (loss) from continuing operations	$19,256	$(655)
Net income attributable to noncontrolling interests	(857)	(618)
Income (loss) from continuing operations attributable to SSI	18,399	(1,273)
Loss from discontinued operations, net of tax	(35)	(53)
Net income (loss) attributable to SSI	$18,364	$(1,326)
Computation of shares:
Weighted average common shares outstanding, basic	27,695	27,372
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	967	—
Weighted average common shares outstanding, diluted	28,662	27,372

Common stock equivalent shares of 1,086,335 were considered antidilutive and were excluded from the calculation of diluted net loss per share for the three months ended November 30, 2016. No common stock equivalent shares were considered antidilutive for the three months ended November 30, 2017.

Note 12 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million for the three months ended November 30, 2017 and 2016, respectively.

Note 13 - Segment Information

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
Prior to the fourth quarter of fiscal 2017, the Company's internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with its plan announced in June 2017, the Company modified its internal organizational and reporting structure to combine its steel manufacturing operations, which had been reported as the SMB segment, with its Oregon metals recycling operations, which had been reported within the AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The Company began reporting under this new segment structure in the fourth quarter of fiscal 2017 as reflected in its Annual Report on Form 10-K for the year ended August 31, 2017. The segment data for the comparable periods presented herein has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
AMR buys and processes ferrous and nonferrous scrap metal for sale to foreign and domestic steel producers or their representatives and procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. These auto parts stores also supply the Company's shredding facilities with autobodies that are processed into saleable recycled scrap metal. CSS operates a steel mini-mill that produces a range of finished steel long products using recycled scrap metal and other raw materials. CSS's steel mill obtains substantially all of its recycled scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS's metals recycling operations also sell recycled metal to external customers primarily in export markets.

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
The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income and expense to its reportable segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. Because of the unallocated income and expense, the operating income of each reportable segment does not reflect the operating income the reportable segment would report as a stand-alone business. In addition, the Company does not allocate restructuring charges and other exit-related activities and charges related to certain legacy environmental liabilities to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended November 30,
	2017	2016
Revenues:
Auto and Metals Recycling:
Revenues	$398,054	$271,773
Less: Intersegment revenues	(4,759)	(3,635)
AMR external customer revenues	393,295	268,138
Cascade Steel and Scrap
Revenues	89,984	66,023
Total revenues	$483,279	$334,161

The table below illustrates the reconciliation of the Company’s segment operating income to income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended November 30,
	2017	2016
Auto and Metals Recycling	$35,172	$12,606
Cascade Steel and Scrap	8,476	(2,628)
Segment operating income	43,648	9,978
Restructuring charges and other exit-related activities	(100)	(201)
Corporate and eliminations	(17,125)	(9,190)
Operating income	26,423	587
Interest expense	(2,059)	(1,741)
Other income, net	849	437
Income (loss) from continuing operations before income taxes	$25,213	$(717)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	November 30, 2017	August 31, 2017
Auto and Metals Recycling(1)	$1,331,468	$1,298,757
Cascade Steel and Scrap(1)	703,262	696,269
Total segment assets	2,034,730	1,995,026
Corporate and eliminations(2)	(1,048,817)	(1,061,271)
Total assets	$985,913	$933,755
_____________________________

(1)
AMR total assets included $5 million for investments in joint ventures as of November 30, 2017 and August 31, 2017. CSS total assets included $7 million for investments in joint ventures as of November 30, 2017 and August 31, 2017.

(2)	The substantial majority of Corporate and eliminations total assets is comprised of Corporate intercompany payables to the Company's operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2017 and 2016. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2017 and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General
Founded in 1906, Schnitzer Steel Industries, Inc. ("SSI"), an Oregon corporation, is one of North America's largest recyclers of ferrous and nonferrous scrap metal, including end-of-life vehicles, and a manufacturer of finished steel products.
Our internal organizational and reporting structure supports two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Cascade Steel and Scrap business ("CSS").
Prior to the fourth quarter of fiscal 2017, our internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with our plan announced in June 2017, we modified our internal organizational and reporting structure to combine our steel manufacturing operations, which had been reported as our SMB segment, with our Oregon metals recycling operations, which had been reported within our AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). The Oregon metals recycling operations include our shredding and export facilities in Portland, Oregon, and also include four metals recycling feeder yard operations located in Oregon and Southern Washington and one metals recycling joint venture ownership interest. The Oregon metals recycling operations source substantially all of the scrap raw material needs of our steel manufacturing operations. This change in organizational structure is intended to enhance our flexibility, generate internal synergies, and enable us to more effectively adjust to market changes across our recycling and steel manufacturing operations. We began reporting under this new segment structure in the fourth quarter of fiscal 2017 as reflected in our Annual Report on Form 10-K for the year ended August 31, 2017. The segment data for the comparable period presented herein has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
AMR sells and brokers ferrous recycled scrap metal (containing iron) to foreign and domestic steel producers and nonferrous recycled scrap metal (not containing iron) to both foreign and domestic markets. AMR procures scrap supply from salvaged vehicles, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 92 auto and metals recycling facilities. Our largest source of autobodies is our own network of auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through 53 self-service auto parts stores located across the United States and Western Canada. The remaining portions of the vehicles, primarily autobodies and major parts containing ferrous and nonferrous materials, are shipped to our metal recycling facilities, or sold to wholesalers when economically advantageous. AMR then processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs.
CSS operates a steel mini-mill in McMinnville, Oregon that produces a range of finished steel long products such as reinforcing bar (rebar) and wire rod and sells to industrial customers primarily in North America. The primary feedstock for the manufacture of its products is recycled scrap metal. CSS's steel mill obtains substantially all of its scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS's metals recycling operations are comprised of a collection, shredding and export operation in Portland, Oregon, four feeder yard operations located in Oregon and Southern Washington, and one metals recycling joint venture ownership interest. Additionally, CSS purchases small volumes of ferrous scrap metal from AMR and sells ferrous and nonferrous recycled scrap metal into the export market.
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
For further information regarding our reportable segments, see Note 13 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Executive Overview of Financial Results for the First Quarter of Fiscal 2018
We generated consolidated revenues of $483 million in the first quarter of fiscal 2018, an increase of 45% from the $334 million of consolidated revenues in the first quarter of fiscal 2017, reflecting significantly improved market conditions for recycled metals in the domestic and export markets, and for our finished steel products, compared to the prior year quarter. The improved conditions resulted in higher average net selling prices and increased sales volumes for AMR’s ferrous and nonferrous recycled metal products and for CSS’s finished steel products.
Consolidated operating income was $26 million in the first quarter of fiscal 2018, compared to $1 million in the first quarter of fiscal 2017. AMR reported operating income in the first quarter of fiscal 2018 of $35 million, compared to $13 million in the prior year period. Operating results at AMR in the first quarter of fiscal 2018 benefited from stronger market conditions for recycled metals and an improving trend in U.S. economic conditions which led to higher average net selling prices and sales volumes, and increased supply of scrap metal, including end-of-life vehicles, compared to the prior year quarter. The higher price environment positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for the first quarter of fiscal 2018 expanding by approximately 50% compared to the prior year quarter. AMR's operating results also benefited from cost efficiencies resulting from higher processed volumes and improved yields of nonferrous material from the shredding process. CSS reported operating income of $8 million in the first quarter of 2018, compared to an operating loss of $3 million in the prior year period, reflecting steady demand for finished steel products in the West Coast markets, improved metal margins, a reduced impact from lower-priced rebar imports, and operational synergies gained through the integration of our steel manufacturing and Oregon metals recycling operations in the fourth quarter of fiscal 2017, forming the new CSS division. CSS's operating results in the first quarter of 2017 were adversely impacted by pressure from lower-priced rebar imports and the adverse impact of the production downtime and other costs associated with major equipment upgrades at our steel mill. Consolidated selling, general and administrative ("SG&A") expense in the first quarter of fiscal 2018 increased by $14 million, or 36%, compared to the prior year period primarily due to an increase in environmental liabilities, higher incentive compensation accruals as a result of improved operating performance, and other expenses related to higher volumes. This increase was partially offset by incremental benefits from cost savings and productivity improvement measures.
Net income from continuing operations attributable to SSI in the first quarter of fiscal 2018 was $18 million, or $0.64 per diluted share, compared to net loss from continuing operations attributable to SSI of $1 million, or $(0.05) per diluted share, in the prior year period.
The following items further highlight selected liquidity and capital structure metrics for the first quarter of fiscal 2018:

•	Net cash used in operating activities of $16 million, compared to net cash provided by operating activities of $6 million in the prior year period;

•	Debt of $185 million as of November 30, 2017, compared to $145 million as of August 31, 2017; and

•
Debt, net of cash, of $176 million as of November 30, 2017, compared to $138 million as of August 31, 2017 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2017	2016	% Change
Revenues:
Auto and Metals Recycling	$398,054	$271,773	46%
Cascade Steel and Scrap	89,984	66,023	36%
Intercompany revenue eliminations(1)	(4,759)	(3,635)	31%
Total revenues	483,279	334,161	45%
Cost of goods sold:
Auto and Metals Recycling	331,949	233,855	42%
Cascade Steel and Scrap	78,580	65,464	20%
Intercompany cost of goods sold eliminations(1)	(4,278)	(3,427)	25%
Total cost of goods sold	406,251	295,892	37%
Selling, general and administrative expense:
Auto and Metals Recycling	30,933	25,547	21%
Cascade Steel and Scrap	3,466	2,963	17%
Corporate(2)	16,644	8,982	85%
Total selling, general and administrative expense	51,043	37,492	36%
(Income) from joint ventures:
Auto and Metals Recycling	—	(235)	(100)%
Cascade Steel and Scrap	(450)	(177)	154%
Total (income) from joint ventures	(450)	(412)	9%
Other asset impairment charges (recoveries), net:
Cascade Steel and Scrap	(88)	401	NM
Total other asset impairment charges (recoveries), net	(88)	401	NM
Operating income (loss):
Auto and Metals Recycling	35,172	12,606	179%
Cascade Steel and Scrap	8,476	(2,628)	NM
Segment operating income	43,648	9,978	337%
Restructuring charges and other exit-related activities(3)	(100)	(201)	(50)%
Corporate expense(2)	(16,644)	(8,982)	85%
Change in intercompany profit elimination(4)	(481)	(208)	131%
Total operating income	$26,423	$587	4,401%
_____________________________
NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

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
We operate our business across two reportable segments: AMR and CSS. Additional financial information relating to these reportable segments is contained in Note 13 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Auto and Metals Recycling

	Three Months Ended November 30,
($ in thousands, except for prices)	2017	2016	% Change
Ferrous revenues	$254,983	$157,178	62%
Nonferrous revenues	110,343	84,386	31%
Retail and other revenues	32,728	30,209	8%
Total segment revenues	398,054	271,773	46%
Segment operating income	$35,172	$12,606	179%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$259	$169	53%
Foreign	$306	$203	51%
Average	$292	$194	51%
Ferrous sales volume (LT, in thousands):
Domestic	238	197	21%
Foreign	559	520	8%
Total ferrous sales volume (LT, in thousands)	797	717	11%
Average nonferrous sales price ($/pound)(1)(2)	$0.73	$0.58	26%
Nonferrous sales volumes (pounds, in thousands)(3)	129,137	125,817	3%
Cars purchased (in thousands)(3)	108	94	15%
Number of auto parts stores at period end	53	52	2%
Outbound freight in cost of goods sold	25,745	21,529	20%
_____________________________
LT = Long Ton equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Average sales price and volume information excludes platinum group metals ("PGMs") in catalytic converters.

(3)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the first quarter of fiscal 2018 increased by 46% compared to the prior year period primarily due to stronger market conditions for recycled metals in the domestic and export markets resulting in higher average net selling prices and increased sales volumes compared to the prior year period. Average net selling prices for shipments of ferrous scrap metal in the first quarter of fiscal 2018 increased by 51% compared to the prior year period. Ferrous sales volumes in the first quarter of fiscal 2018 increased by 11% compared to the prior year period. Additionally, nonferrous average net selling prices and sales volumes in the first quarter of fiscal 2018 were higher by 26% and 3%, respectively, compared to the prior year period.
AMR Segment Operating Income
Operating income in the first quarter of fiscal 2018 was $35 million, compared to $13 million in the first quarter of fiscal 2017. Operating results at AMR in the first quarter of fiscal 2018 benefited from stronger market conditions for recycled metals and an improving trend in U.S. economic conditions which led to higher average net selling prices and sales volumes, and increased supply of scrap metal, including end-of-life vehicles, compared to the prior year quarter. The higher price environment positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for the first quarter of fiscal 2018 expanding by approximately 50% compared to the prior year quarter. AMR's operating results also benefited from cost efficiencies resulting from higher processed volumes and improved yields of nonferrous material from the shredding process. AMR selling, general and administrative ("SG&A") expense in the first quarter of fiscal 2018 increased by $5 million, or 21%, compared to the prior year period primarily due to higher employee-related expenses and other expenses related to higher volumes.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Cascade Steel and Scrap

	Three Months Ended November 30,
($ in thousands, except for price)	2017	2016	% Change
Steel revenues(1)	$80,446	$52,596	53%
Recycling revenues(2)	$9,538	$13,427	(29)%
Total segment revenues	$89,984	$66,023	36%
Segment operating income (loss)	$8,476	$(2,628)	NM
Finished steel average sales price ($/ST)(3)	$599	$492	22%
Finished steel products sold (ST, in thousands)	127	101	26%
Rolling mill utilization(4)	95%	65%	46%
___________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.

(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.
CSS Segment Revenues
Revenues in the first quarter of fiscal 2018 increased by $24 million, or 36%, compared to the prior year period primarily due to higher average selling prices for our finished steel products, reflecting the impact of higher steel-making raw material costs, and higher sales volumes for our finished steel products due to steady demand in the West Coast markets and a reduced impact from rebar imports compared to the prior year quarter. Revenues in the first quarter of fiscal 2017 were adversely impacted by lower selling prices for finished steel products and reduced sales volumes reflecting competition from lower-priced rebar imports and customer de-stocking.
CSS Segment Operating Income (Loss)
Operating income in the first quarter of fiscal 2018 was $8 million, compared to operating loss of $3 million in the prior year period, reflecting steady demand for finished steel products in the West Coast markets, a reduced impact from lower-priced rebar imports, and operational synergies gained through the integration of our steel manufacturing and Oregon metals recycling operations in the fourth quarter of fiscal 2017, forming the new CSS division. Operating margins at CSS in the first quarter of fiscal 2018 were also positively impacted by selling prices for finished steel products rising faster than cost of goods sold.
CSS's operating results in the first quarter of 2017 were adversely impacted by pressure from lower-priced rebar imports and costs of $2 million associated with a major equipment upgrade at our steel mill during that quarter. Additionally, in the first quarter of fiscal 2017, we recognized accelerated depreciation of less than $1 million due to shortening the useful lives of decommissioned machinery and equipment assets, which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Operations.
Corporate
Corporate expense consists primarily of unallocated SG&A expense for management and certain administrative services that benefit both reportable segments. Corporate SG&A expense for the first quarter of fiscal 2018 was $17 million compared to $9 million for the prior year period. The higher level of expense for the first three months of fiscal 2018 was primarily due to increased environmental liabilities and higher incentive compensation accruals as a result of improved operating performance.
Income Tax
Our effective tax rate from continuing operations for the first quarter of fiscal 2018 was an expense of 23.6%, compared to a benefit of 8.6% for the prior year period.
The effective tax rate from continuing operations for the first quarter of fiscal 2018 was lower than the federal statutory rate of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The lower projected annual effective tax rate is the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions. The increase in the effective tax rate from continuing operations compared to the prior year period primarily reflects the projected recognition of tax expense on pre-tax book income generated after the reversal during fiscal 2018 of deferred tax assets related to net operating losses.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The effective tax rate from continuing operations for the first quarter of fiscal 2017 was lower than the federal statutory rate of 35% primarily due to the low projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate was the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
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
On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, we will not be subject to the majority of the tax law provisions until fiscal 2019; however, there are significant items of impact that will be recognized in fiscal year 2018 resulting from the retroactive reduction in the statutory tax rate. Because a change in tax law is accounted for in the period of enactment, the effects (including retroactive effects) cannot be recognized in fiscal 2018 first quarter financial results.
We continue to assess the effects of the TCJA on our consolidated financial statements. Overall, we anticipate the TCJA will favorably affect our effective tax rate, exclusive of the impact of valuation allowances, and cash flows in fiscal 2018 and in future fiscal years compared to current Federal tax laws. The TCJA’s primary change is a reduction in the Federal statutory corporate tax rate from 35.0% to 21.0%, including a pro rata reduction from 35.0% to 25.7% for our fiscal 2018. As a result, we expect to recognize a benefit in our tax provision as of the beginning of the second quarter of fiscal 2018 due to the revaluation of our net deferred tax liability to reflect the lower statutory rate. We also expect to record a benefit in our tax provision for fiscal 2018 to account for the effect of the retroactive rate reduction on fiscal 2018 tax expense. Further, the TCJA provides changes to a number of permanent and temporary book-to-tax differences, many of which will be effective starting in fiscal 2019, that are generally variable in nature and may be material to our future effective tax rate and cash flows, with impacts that are both beneficial and detrimental compared to the current Federal tax laws. Because of the ongoing assessment of the effects of the TCJA, we are not yet in a position to estimate the projected effective tax rate for fiscal 2018.
Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $9 million and $7 million as of November 30, 2017 and August 31, 2017, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2017, debt was $185 million, compared to $145 million as of August 31, 2017, and debt, net of cash, was $176 million, compared to $138 million as of August 31, 2017 (refer to Non-GAAP Financial Measures at the end of this Item 2). Debt, net of cash, increased by $38 million primarily due to increased investment in working capital related to higher sales and purchase volumes.
Operating Activities
Net cash used in operating activities in the first three months of fiscal 2018 was $16 million, compared to net cash provided by operating activities of $6 million in the first three months of fiscal 2017.
Uses of cash in the first three months of fiscal 2018 included a $47 million increase in inventory due to higher raw material purchase prices, higher volumes on hand and the impact of timing of purchases and sales, a $9 million increase in accounts receivable primarily due to increases in recycled metal selling prices and sales volumes and the timing of sales and collections, and a $18 million decrease in accrued payroll and related liabilities due to incentive compensation payments. Sources of cash in the first three months of fiscal 2018 included a $9 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Sources of cash in the three months of fiscal 2017 included a $14 million increase in accounts payable due to the timing of payments. Uses of cash in the first three months of fiscal 2017 included a $13 million increase in inventory due to higher volumes on hand and the impact of timing of purchases and sales, and a $10 million decrease in accrued payroll and related liabilities primarily due to incentive compensation payments.
Investing Activities
Net cash used in investing activities was $14 million in the first three months of fiscal 2018, compared to $11 million in the first three months of fiscal 2017.
Cash used in investing activities in the first three months of fiscal 2018 included capital expenditures of $15 million to upgrade our equipment and infrastructure and for additional investments in environmental-related assets, compared to $11 million in the prior year period.
Financing Activities
Net cash provided by financing activities in the first three months of fiscal 2018 was $31 million, compared to net cash used in financing activities of $14 million in the first three months of fiscal 2017.
Cash flows from financing activities in the first three months of fiscal 2018 included $40 million in net borrowing of debt, compared to $5 million in net repayment of debt in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three months of fiscal 2018 and 2017 also included $5 million for dividends.
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
We had borrowings outstanding under the credit facilities of $180 million as of November 30, 2017 and $140 million as of August 31, 2017. The weighted average interest rate on amounts outstanding under this facility was 3.26% and 3.48% as of November 30, 2017 and August 31, 2017, respectively.
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
As of November 30, 2017, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.31 to 1.00 as of November 30, 2017. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.26 to 1.00 as of November 30, 2017. The asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.55 to 1.00 as of November 30, 2017.
The Company's obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Capital Expenditures
Capital expenditures totaled $15 million for the first three months of fiscal 2018, compared to $11 million for the prior year period. We currently plan to invest in the range of $55 million to $70 million in capital expenditures on equipment replacement and upgrades, further investment in nonferrous processing technologies, and environmental-related projects in fiscal 2018 using cash generated from operations and available credit facilities.
Dividends
On October 27, 2017, our Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 27, 2017.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $2 million in capital expenditures for environmental projects in the first three months of fiscal 2018, and plan to invest up to $20 million for such projects in fiscal 2018. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
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
Off-Balance Sheet Arrangements
None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2017, we had $10 million outstanding under these arrangements.
Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2017, except for the following:
Inventories
Our inventories consist of processed and unprocessed scrap metal (ferrous, nonferrous, and nonferrous recovered joint product arising from the manufacturing process), semi-finished steel products (billets), finished steel products (primarily rebar, merchant bar and wire rod), used and salvaged vehicles, and supplies. As of the beginning of the first quarter of fiscal 2018, we adopted an accounting standard update that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out (FIFO) or average cost method, at the lower of cost and net realizable value. Prior to adoption, we measured such inventories at the lower of cost or market, whereby market generally reflected the inventories' estimated net realizable value, which is consistent with the requirements of the updated standard. Therefore, adoption of the new requirements had no impact on the Unaudited Condensed Consolidated Financial Statements. We consider estimated future selling prices when determining the estimated net realizable value for our inventory. As we generally sell our recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, we utilize the selling prices under committed contracts and sales orders for determining the estimated market price of quantities on hand.
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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2017	August 31, 2017
Short-term borrowings	$657	$721
Long-term debt, net of current maturities	184,225	144,403
Total debt	184,882	145,124
Less: cash and cash equivalents	9,194	7,287
Total debt, net of cash	$175,688	$137,837
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2017	2016
Borrowings from long-term debt	$189,500	$102,631
Repayment of long-term debt	(149,713)	(107,491)
Net borrowings (repayments) of debt	$39,787	$(4,860)
Adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures provides a meaningful presentation of our results from business operations excluding adjustments for other asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and income tax expense (benefit) associated with these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously-contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Operations and are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income (loss), adjusted net income (loss) from continuing operations attributable to SSI, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended November 30,
	2017	2016
Consolidated operating income:
As reported	$26,423	$587
Other asset impairment charges (recoveries), net	(88)	401
Restructuring charges and other exit-related activities	100	201
Recoveries related to the resale or modification of previously contracted shipments	(417)	(139)
Adjusted	$26,018	$1,050

AMR operating income:
As reported	$35,172	$12,606
Recoveries related to the resale or modification of previously contracted shipments	(417)	(139)
Adjusted	$34,755	$12,467

CSS operating income (loss):
As reported	$8,476	$(2,628)
Other asset impairment charges (recoveries), net	(88)	401
Adjusted	$8,388	$(2,227)

Net Income (loss) from continuing operations attributable to SSI:
As reported	$18,399	$(1,273)
Other asset impairment charges (recoveries), net	(88)	401
Restructuring charges and other exit-related activities	100	201
Recoveries related to the resale or modification of previously contracted shipments	(417)	(139)
Income tax expense (benefit) allocated to adjustments(1)	131	(40)
Adjusted	$18,125	$(850)

Diluted earnings (loss) per share from continuing operations attributable to SSI:
As reported	$0.64	$(0.05)
Other asset impairment charges (recoveries), net, per share	—	0.01
Restructuring charges and other exit-related activities, per share	—	0.01
Recoveries related to the resale or modification of previously contracted shipments, per share	(0.01)	(0.01)
Income tax expense (benefit) allocated to adjustments, per share(1)	—	—
Adjusted(2)	$0.63	$(0.03)
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products and ferrous and nonferrous metals including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at November 30, 2017, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of November 30, 2017.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2017.
Credit Risk
As of November 30, 2017 and August 31, 2017, 30% and 33%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 94% and 88%, respectively, was less than 60 days past due as of November 30, 2017 and August 31, 2017.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of November 30, 2017 and August 31, 2017, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, and below in this Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.
In November 2017, the Company received a pre-filing negotiation letter from the United States Environmental Protection Agency (“EPA”) with respect to alleged violations of environmental requirements stemming from industrial stormwater and hazardous waste management inspections at two of our facilities in Kansas City. We have already completed facility improvements that we believe address the concerns identified in the EPA inspection reports. Accordingly, we expect to negotiate a settlement with EPA and do not believe that the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2017, which was filed with the Securities and Exchange Commission on October 24, 2017, except for the following:

Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity

In December 2000, we were notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that we are one of the potentially responsible parties (“PRPs”) that owns or operates or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of any cleanup of the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent we will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site.
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
In January 2008, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) invited us and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustee Council and the PRPs, funding and participation agreements were negotiated under which the participating PRPs, including us, agreed to fund the first phase of the three-phase natural resource damage assessment. Phase 1, which included the development of the Natural Resource Damage Assessment Plan ("AP") and implementation of several early studies, was substantially completed in 2010. We recently joined with other participating PRPs in agreeing to fund Phase 2 of the natural resource damage assessment, which includes the implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. Phase 3, which has not yet commenced, will involve the full implementation of the AP and the final injury and damage determination. We have not yet commenced discussions with the Trustee Council regarding early settlements under Phase 2, and therefore it is uncertain whether we will enter into an early settlement for natural resource damages or what costs we may incur in any such early settlement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including us, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. We intend to defend against such claims and do not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to us.
Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site have varied widely in various drafts of the FS and in the EPA’s final FS issued in June 2016 from approximately $170 million to over $2.5 billion (net present value), depending on the remedial alternative and a number of other factors. In comments submitted to the EPA, we and certain other stakeholders identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments, cost estimates, scheduling assumptions and conclusions regarding the feasibility and effectiveness of remediation technologies.
In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies evaluated in the EPA’s FS that was expanded to include additional work at a greater cost. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. We have identified a number of concerns regarding the remedy described in the ROD, which is based on data more than a decade old, and the EPA's estimates for the costs and time required to implement the selected remedy. Because of ongoing questions regarding cost effectiveness, technical feasibility, and the use of stale data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.
In the ROD, the EPA acknowledged that much of the data used in preparing the ROD was more than a decade old and would need to be updated with a new round of “baseline” sampling to be conducted prior to the remedial design phase. Accordingly, the ROD provided for additional pre-remedial design investigative work and baseline sampling to be conducted in order to provide a baseline of current conditions and delineate particular remedial actions for specific areas within the Site. This additional sampling needs to occur prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. Following issuance of the ROD, EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work identified in the ROD under a new consent order.
In December 2017, we and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. We estimate that our share of the costs of performing such work will be approximately $2 million, which we recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the first quarter of fiscal 2018. We believe that such costs will be fully covered by existing insurance coverage and, thus, has also recorded an insurance receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to our consolidated results of operations.
Except for certain early action projects in which we are not involved, remediation activities are not expected to commence for a number of years. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a separate allocation process. We do not expect the allocation process to proceed until after the additional pre-remedial design data is collected.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which we are reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense (including the pre-remedial design investigative activities), remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, dividends, share repurchases and acquisitions. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 5 – Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2018.

10.2*	Amendment No. 3, dated October 25, 2017, to the Amended and Restated Agreement for Services by and between the Registrant and John D. Carter dated June 29, 2011.

10.3*	Fiscal 2018 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2017 and 2016, (ii) Unaudited Condensed Consolidated Balance Sheets as of November 30, 2017 and August 31, 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended November 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2017 and 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 9, 2018	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 9, 2018	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations