Form 10-Q
period 2018-02-28
SCHNITZER STEEL INDUSTRIES INC
filed 2018-04-05
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one)

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
Yes  ☐    No  ☒
The Registrant had 26,906,345 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 3, 2018.

SCHNITZER STEEL INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS
Statements and information included in this Quarterly Report on Form 10-Q by Schnitzer Steel Industries, Inc. (the "Company") that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Except as noted herein or as the context may otherwise require, all references to "we," "our," "us," and "SSI" refer to the Company and its consolidated subsidiaries.
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company's outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; strategic direction or goals; targets; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits and the impact of the recently enacted federal tax reform; the impact of tariffs and other trade actions; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as "outlook," "target," "aim," "believes," "expects," "anticipates," "intends," "assumes," "estimates," "evaluates," "may," "will," "should," "could," "opinions," "forecasts," "projects," "plans," "future," "forward," "potential," "probable," and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in "Item 1A. Risk Factors" in Part I of our most recent Annual Report on Form 10-K and Part II of subsequent Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; uncertainty in global markets; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and cost and equity method investment impairment charges; inability to sustain the benefits from productivity and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits or renew facility leases; compliance with greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	February 28, 2018	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,007	$7,287
Accounts receivable, net of allowance for doubtful accounts of $2,295 and $2,280	194,338	138,998
Inventories	221,945	166,942
Refundable income taxes	1,795	2,366
Prepaid expenses and other current assets	26,977	22,357
Total current assets	460,062	337,950
Property, plant and equipment, net of accumulated depreciation of $722,576 and $756,494	386,680	390,629
Investments in joint ventures	11,454	11,204
Goodwill	168,384	167,835
Intangibles, net of accumulated amortization of $3,459 and $3,913	4,669	4,424
Other assets	20,448	21,713
Total assets	$1,051,697	$933,755
Liabilities and Equity
Current liabilities:
Short-term borrowings	$793	$721
Accounts payable	106,588	94,674
Accrued payroll and related liabilities	33,051	41,593
Environmental liabilities	6,537	2,007
Accrued income taxes	1,130	9
Other accrued liabilities	42,220	37,256
Total current liabilities	190,319	176,260
Deferred income taxes	4,722	19,147
Long-term debt, net of current maturities	210,031	144,403
Environmental liabilities, net of current portion	47,915	46,391
Other long-term liabilities	11,614	10,061
Total liabilities	464,601	396,262
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. ("SSI") shareholders' equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,906 and 26,859 shares issued and outstanding	26,906	26,859
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	39,609	38,050
Retained earnings	552,977	503,770
Accumulated other comprehensive loss	(37,029)	(35,293)
Total SSI shareholders' equity	582,663	533,586
Noncontrolling interests	4,433	3,907
Total equity	587,096	537,493
Total liabilities and equity	$1,051,697	$933,755
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Revenues	$559,443	$382,084	$1,042,722	$716,245
Operating expense:
Cost of goods sold	472,462	326,804	878,713	622,696
Selling, general and administrative	53,638	43,823	104,681	81,315
(Income) from joint ventures	(106)	(2,220)	(556)	(2,632)
Other asset impairment charges (recoveries), net	—	—	(88)	401
Restructuring charges and other exit-related activities	91	(494)	191	(293)
Operating income	33,358	14,171	59,781	14,758
Interest expense	(2,281)	(2,097)	(4,340)	(3,838)
Other income, net	101	357	950	794
Income from continuing operations before income taxes	31,178	12,431	56,391	11,714
Income tax (expense) benefit	10,577	(637)	4,620	(575)
Income from continuing operations	41,755	11,794	61,011	11,139
Income (loss) from discontinued operations, net of tax	164	(95)	129	(148)
Net income	41,919	11,699	61,140	10,991
Net income attributable to noncontrolling interests	(903)	(662)	(1,760)	(1,280)
Net income attributable to SSI	$41,016	$11,037	$59,380	$9,711

Net income per share attributable to SSI:
Basic:
Income per share from continuing operations attributable to SSI	$1.47	$0.40	$2.14	$0.36
Income (loss) per share from discontinued operations attributable to SSI	0.01	—	—	(0.01)
Net income per share attributable to SSI	$1.48	$0.40	$2.14	$0.35
Diluted:
Income per share from continuing operations attributable to SSI	$1.42	$0.40	$2.06	$0.35
Income (loss) per share from discontinued operations attributable to SSI	0.01	—	—	(0.01)
Net income per share attributable to SSI(1)	$1.42	$0.40	$2.07	$0.35
Weighted average number of common shares:
Basic	27,797	27,524	27,745	27,447
Diluted	28,805	27,864	28,737	27,814
Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750
 ____________________________

(1)	May not foot due to rounding.
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net income	$41,919	$11,699	$61,140	$10,991
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	117	240	(1,592)	(794)
Pension obligations, net	(226)	80	(144)	15
Total other comprehensive income (loss), net of tax	(109)	320	(1,736)	(779)
Comprehensive income	41,810	12,019	59,404	10,212
Less comprehensive income attributable to noncontrolling interests	(903)	(662)	(1,760)	(1,280)
Comprehensive income attributable to SSI	$40,907	$11,357	$57,644	$8,932
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended February 28,
	2018	2017
Cash flows from operating activities:
Net income	$61,140	$10,991
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
Depreciation and amortization	24,682	25,141
Other asset impairment charges (recoveries), net	(88)	401
Exit-related (gains), asset impairments and accelerated depreciation, net	—	(404)
Inventory write-down	38	—
Share-based compensation expense	8,095	5,570
Deferred income taxes	(14,014)	529
Undistributed equity in earnings of joint ventures	(556)	(2,632)
Loss on disposal of assets, net	252	74
Unrealized foreign exchange gain, net	(297)	(55)
Bad debt expense, net	15	56
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(62,049)	(24,506)
Inventories	(49,432)	(30,423)
Income taxes	1,692	(188)
Prepaid expenses and other current assets	2,947	4,407
Other long-term assets	(82)	18
Accounts payable	15,186	17,058
Accrued payroll and related liabilities	(8,507)	(2,122)
Other accrued liabilities	4,534	(1,021)
Environmental liabilities	3,620	1,274
Other long-term liabilities	1,673	(875)
Distributed equity in earnings of joint ventures	520	2,939
Net cash provided by (used in) operating activities	(10,631)	6,232
Cash flows from investing activities:
Capital expenditures	(26,762)	(21,542)
Purchase of cost method investment	—	(6,017)
Acquisition	(2,300)	—
Joint venture receipts, net	3	273
Proceeds from sale of assets	1,639	1,577
Net cash used in investing activities	(27,420)	(25,709)
Cash flows from financing activities:
Borrowings from long-term debt	314,483	245,633
Repayment of long-term debt	(249,916)	(228,673)
Payment of debt issuance costs	—	(109)
Repurchase of Class A common stock	(3,601)	—
Taxes paid related to net share settlement of share-based payment awards	(2,888)	(3,301)
Distributions to noncontrolling interests	(817)	(852)
Purchase of noncontrolling interest	(600)	—
Dividends paid	(10,633)	(10,122)
Net cash provided by financing activities	46,028	2,576
Effect of exchange rate changes on cash	(257)	(88)
Net increase (decrease) in cash and cash equivalents	7,720	(16,989)
Cash and cash equivalents as of beginning of period	7,287	26,819
Cash and cash equivalents as of end of period	$15,007	$9,830
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the "Company") have been prepared pursuant to generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The results for the three and six months ended February 28, 2018 and 2017 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
In July 2015, an accounting standards update was issued that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out ("FIFO") or average cost method, at the lower of cost and net realizable value. The accounting standard in effect at the time of issuance of the update required an entity to measure inventory at the lower of cost or market, whereby market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using the last-in, first-out ("LIFO") or retail inventory method. The Company adopted the new requirement, which is to be applied prospectively, as of the beginning of the first quarter of fiscal 2018 with no impact to the Unaudited Condensed Consolidated Financial Statements.
In March 2016, an accounting standards update was issued that amends several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company adopted the new requirements as of the beginning of the first quarter of fiscal 2018 with no impact to the Unaudited Condensed Consolidated Financial Statements, including no cumulative-effect adjustments to retained earnings, as of the date of adoption. On a prospective basis beginning with the date of adoption, the Company records all of the tax effects related to share-based payments through the income statement, subject to normal valuation allowance considerations, and all tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows. Cash payments to taxing authorities made on behalf of Company employees for withheld shares are reported as financing activities in the statement of cash flows, consistent with the Company's practice prior to adopting the new requirements. The Company has elected to continue the practice of estimating the forfeiture rate for the purpose of recognizing estimated compensation cost over the requisite service period.
In February 2018, an accounting standards update was issued that allows for a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act") enacted on December 22, 2017. Stranded tax effects result from adjusting deferred tax liabilities and assets for the effect of a change in tax laws or rates to income from continuing operations, as required under existing accounting guidance, even in situations in which the adjustments relate to income tax effects reported within AOCI. If an entity elects to reclassify the stranded tax effects of the Tax Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act related to items remaining in AOCI, and other income tax effects of the Tax Act on items remaining in AOCI that an entity elects to reclassify. The Company early-adopted the foregoing accounting standard update in the second quarter and has elected to reclassify to retained earnings the effect of the change in the U.S. federal corporate income tax rate on items remaining in AOCI at the date of enactment of the Tax Act. The resulting aggregate reclassification from AOCI to retained earnings recorded in the second quarter of fiscal 2018 was $1 million. See Note 7 - Changes in Equity and Note 8 - Accumulated Other Comprehensive Loss for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $20 million and $21 million as of February 28, 2018 and August 31, 2017, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments in Joint Ventures
During the second quarter of fiscal 2017, one of the Company's joint venture interests sold real estate resulting in recognition of a $6 million gain by the joint venture, $3 million of which was attributable to the Company's investment. The Company's share of the gain is reported within (income) from joint ventures in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended February 28, 2017. Based on the Company's equity in the earnings of the joint venture for the six months ended February 28, 2017, the joint venture qualified as a significant unconsolidated subsidiary within the criteria of Regulation S-X, thereby requiring separate summarized income statement information for the joint venture for the applicable periods presented. The joint venture's principal business activity is real estate holdings and the foregoing real estate sale was its only significant transaction during the periods presented for fiscal 2017. For the three and six months ended February 28, 2017, the joint venture had substantially no revenues or gross profit, and it had net income of $6 million, $3 million of which was attributable to the Company's investment. The joint venture had substantially no activity during the three and six months ended February 28, 2018.
Cost Method Investment
In the second quarter of fiscal 2017, the Company invested $6 million in a privately-held waste and recycling entity. The Company's influence over the operating and financial policies of the entity is not significant and, thus, the investment is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary impairments, certain distributions and additional investments. The investment is presented as part of the Auto and Metals Recycling ("AMR") reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The Company does not hold any other cost-method investments. The carrying value of the investment was $6 million as of February 28, 2018 and August 31, 2017. As of February 28, 2018, the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment or indicators of other-than-temporary impairment.
Long-Lived Assets
Changes in circumstances may merit a change in the estimated useful lives or salvage values of individual long-lived assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company's plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the six months ended February 28, 2018 and 2017, the Company recognized accelerated depreciation of $1 million and less than $1 million, respectively, due to shortening the useful lives of decommissioned machinery and equipment assets in the Cascade Steel and Scrap ("CSS") reportable segment, which are reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Income.
Also during the six months ended February 28, 2018, CSS sold previously impaired assets consisting primarily of machinery and equipment, recognizing a gain of $1 million, which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Income.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables from suppliers. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 28, 2018. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company's customer base. The Company controls credit risk through credit approvals, limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $84 million and $48 million of open letters of credit as of February 28, 2018 and August 31, 2017, respectively.
Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates its carrying value.

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
Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standards update was issued that clarifies the principles for recognizing revenue from contracts with customers. The update will supersede the existing standard for recognizing revenue. Additional updates have been issued since May 2014 amending aspects of the initial update and providing implementation guidance. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Upon becoming effective, an entity may adopt the standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is in the process of examining its current revenue streams and significant contracts with customers under the requirements of the new standard and, based on the progress of this examination to date, does not believe the standard will have a material impact on its financial position, net income or cash flows. In particular, the Company is currently examining certain scrap metal purchase and sale arrangements to determine if it is the principal or the agent in the transaction under the new guidance. The outcome of this determination could result in a different classification of the cost of scrap metal purchased compared to the Company's treatment under the existing revenue standard. The Company is also analyzing the expanded disclosure requirements under the new standard, the method of adoption, and potential changes to its accounting policies, processes, systems and internal controls that may be required to support the new standard.
In January 2016, an accounting standards update was issued that amends certain aspects of the reporting model for financial instruments. Most prominent among the amendments is the requirement for equity investments, with certain exceptions including those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values, such as certain cost method investments, at cost minus impairment, plus or minus changes resulting from observable price changes. The amendments also require a qualitative assessment to identify impairment of equity investments without readily determinable fair values. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.
In February 2016, an accounting standard was issued that will supersede the existing lease standard and require a lessee to recognize a lease liability and a lease asset on its balance sheet for all leases, including those classified as operating leases under the existing lease standard. The update also expands the required quantitative and qualitative disclosures surrounding leases. This standard is effective for the Company beginning in fiscal 2020, including interim periods within that fiscal year. This standard will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of identifying its population of leases within the scope of the new accounting standard and documenting salient lease terms to support the initial and subsequent measurement of lease liabilities and lease assets. The Company is evaluating the impact of adopting this standard on its financial position, results of operations, cash flows and disclosures.
In August 2016, an accounting standards update was issued that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among the cash flow matters addressed in the update are payments for costs related to debt prepayments or extinguishments, payments related to settlement of certain types of debt instruments, payments of contingent consideration made after a business combination, proceeds from insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees, among others. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

year that includes that interim period, and all of the amendments must be adopted together in the same period. The amendments will be applied to each period presented using a retrospective transition method, unless impracticable for specific cash flow matters, in which case the amendments would be applied prospectively as of the earliest date practicable. The Company does not expect adoption to have a material impact on its consolidated statement of cash flows.
In October 2016, an accounting standards update was issued that amends the existing guidance on the accounting for the income tax effects of intra-entity transfers of assets other than inventory. Current accounting standards prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in the update require that entities recognize the income tax effects of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments do not change accounting standards for the pre-tax effects of an intra-entity asset transfer under accounting standards applicable to consolidation, or for an intra-entity transfer of inventory. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted in the first interim period of a fiscal year. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect adoption to have a material impact on its consolidated financial position, results of operations and cash flows.
In March 2017, an accounting standards update was issued that modifies the presentation requirements for net periodic pension cost and net periodic postretirement benefit cost within an entity's income statement. The amendments in the update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments also require the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted. Aspects of the update affecting income statement presentation must be applied retrospectively, while aspects affecting the capitalization of the service cost component in assets must be applied prospectively on and after the effective date. The Company does not expect adoption to have a material impact on its consolidated financial position, results of operations and cash flows.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2018	August 31, 2017
Processed and unprocessed scrap metal	$128,916	$88,441
Semi-finished goods	12,630	3,243
Finished goods	45,459	40,462
Supplies	34,940	34,796
Inventories	$221,945	$166,942

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first half of fiscal 2018 requiring an interim goodwill impairment test. As of February 28, 2018 and August 31, 2017, all of the Company's goodwill was carried by the AMR reportable segment.
The gross change in the carrying amount of goodwill for the six months ended February 28, 2018 was as follows (in thousands):

Goodwill
August 31, 2017	$167,835
Acquisition	1,118
Foreign currency translation adjustment	(569)
February 28, 2018	$168,384

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of fiscal 2018, the Company acquired certain assets of a metals recycling business in Columbus, Georgia for $2 million. The acquisition qualified as a business combination under the accounting rules and resulted in the recognition of $1 million of goodwill during the second quarter of fiscal 2018. The Company allocated the acquired goodwill to a reporting unit within the AMR operating segment. The reporting unit did not carry any goodwill immediately prior to the acquisition.
Accumulated goodwill impairment charges were $471 million as of February 28, 2018 and August 31, 2017.
Note 5 - Commitments and Contingencies

Contingencies - Environmental
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.
Changes in the Company's environmental liabilities for the six months ended February 28, 2018 were as follows (in thousands):

Balance as of August 31, 2017	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2018	Short-Term	Long-Term
$48,398	$7,651	$(1,597)	$54,452	$6,537	$47,915
Recycling Operations
As of February 28, 2018 and August 31, 2017, the Company's recycling operations had environmental liabilities of $54 million and $48 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.
Portland Harbor
In December 2000, the Company was notified by the United States Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") that it is one of the potentially responsible parties ("PRPs") that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the "Site"). The precise nature and extent of cleanup of any specific areas within the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent the Company will be liable for environmental costs or natural resource damage claims or third party contribution or damage claims with respect to the Site.
While the Company participated in certain preliminary Site study efforts, it was not party to the consent order entered into by the EPA with certain other PRPs, referred to as the "Lower Willamette Group" ("LWG"), for a remedial investigation/feasibility study ("RI/FS"). During fiscal 2007, the Company and certain other parties agreed to an interim settlement with the LWG under which the Company made a cash contribution to the LWG RI/FS. The LWG has indicated that it had incurred over $115 million in investigation-related costs over an approximately 10 year period working on the RI/FS. Following submittal of draft RI and FS documents which the EPA largely rejected, the EPA took over the RI/FS process.
The Company has joined with approximately 100 other PRPs, including the LWG members, in a voluntary process to establish an allocation of costs at the Site, including the costs incurred by the LWG in the RI/FS process. The LWG members have also commenced federal court litigation, which has been stayed, seeking to bring additional parties into the allocation process.
In January 2008, the Portland Harbor Natural Resource Trustee Council ("Trustee Council") invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustee Council and the PRPs, funding and participation agreements were negotiated under which the participating PRPs, including the Company, agreed to fund the first phase of the three-phase natural resource damage assessment. Phase 1, which included the development of the Natural Resource Damage Assessment Plan ("AP") and implementation of several early studies, was substantially completed in 2010. The Company recently joined with other participating PRPs in agreeing to fund Phase 2 of the natural resource damage assessment, which includes the implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded

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
Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site have varied widely in various drafts of the FS and in the EPA's final FS issued in June 2016 from approximately $170 million to over $2.5 billion (net present value), depending on the remedial alternative and a number of other factors. In comments submitted to the EPA, the Company and certain other stakeholders identified a number of serious concerns regarding the EPA's risk and remedial alternatives assessments, cost estimates, scheduling assumptions and conclusions regarding the feasibility and effectiveness of remediation technologies.
In January 2017, the EPA issued a Record of Decision ("ROD") that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies evaluated in the EPA's FS that was expanded to include additional work at a greater cost. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The Company has identified a number of concerns regarding the remedy described in the ROD, which is based on data more than a decade old, and the EPA's estimates for the costs and time required to implement the selected remedy. Because of ongoing questions regarding cost effectiveness, technical feasibility, and the use of stale data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.
In the ROD, the EPA acknowledged that much of the data used in preparing the ROD was more than a decade old and would need to be updated with a new round of "baseline" sampling to be conducted prior to the remedial design phase. Accordingly, the ROD provided for additional pre-remedial design investigative work and baseline sampling to be conducted in order to provide a baseline of current conditions and delineate particular remedial actions for specific areas within the Site. This additional sampling needs to occur prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. Following issuance of the ROD, EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work identified in the ROD under a new consent order.
In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. The Company estimates that its share of the costs of performing such work will be approximately $2 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the first quarter of fiscal 2018. The Company believes that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to the Company's consolidated results of operations.
Except for certain early action projects in which the Company is not involved, remediation activities are not expected to commence for a number of years. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a separate allocation process. The Company does not expect the next major stage of the allocation process to proceed until after the additional pre-remedial design data is collected.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company's financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense (including the pre-remedial design investigative activities), remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. As of February 28, 2018, the Company's total liability for its estimated share of the costs of the investigation was $3 million.
The Oregon Department of Environmental Quality is separately providing oversight of voluntary investigations by the Company involving the Company's sites adjacent to the Portland Harbor which are focused on controlling any current "uplands" releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations because the extent of contamination (if any) and the Company's responsibility for the contamination (if any) have not yet been determined.
Other Legacy Environmental Loss Contingencies
The Company's environmental loss contingencies as of February 28, 2018 and August 31, 2017, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities ("legacy environmental loss contingencies"). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Where investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company's results of operations, financial condition or cash flows.
During the first six months of fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company estimates a range of reasonably possible losses in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.
The Company's environmental loss contingencies as of February 28, 2018 also include $5 million for the estimated costs related to remediation of soil and groundwater conditions in connection with a closed facility owned and previously operated by an indirectly wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible loss or range of possible losses associated with this matter pending completion of on-going studies and determination of remediation plans.
Steel Manufacturing Operations
The Company's steel manufacturing operations had no known environmental liabilities as of February 28, 2018 and August 31, 2017.
The steel mill's electric arc furnace generates dust ("EAF dust") that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to firms that apply treatments that allow for the ultimate disposal of the EAF dust.
The Company's steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of 950 thousand tons. The Company's permit was first issued in 1998 and renewed through February 1, 2018. The permit renewal process occurs every five years and is underway for the next renewal period, however, the existing permit is extended by administrative rule until the current renewal process is finalized.

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
Contingencies - Other
The Company, one of its employees, and one of the Company's insurance carriers are named as defendants in five separate wrongful death lawsuits filed in the State of Georgia arising from an accident involving a tractor trailer driven by a Company employee and owned by the Company. Plaintiffs are seeking compensatory and punitive damages, which are unspecified at this stage of the proceedings. These cases are consolidated for discovery purposes but not for trial. On March 1, 2018, a trial date of October 22, 2018 was set in one of the cases. The Company is currently unable to reasonably estimate a range of loss that may be incurred in connection with these cases because a number of key issues remain uncertain. It is reasonably possible that the Company may recognize losses in connection with these lawsuits at the time such losses are probable and can be reasonably estimated. Such losses may be material to the Company's consolidated financial statements. To the extent that circumstances change and the Company determines that a loss is reasonably possible, can be reasonably estimated, and is material, the Company would then disclose an estimate of the possible loss or range of loss. The Company believes that such losses, if incurred, would be substantially covered by existing insurance coverage.
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
Note 6 - Restructuring Charges and Other Exit-Related Activities

Restructuring charges primarily relate to initiatives announced in fiscal 2015 and expanded in subsequent periods. Charges related to these initiatives were substantially complete by the end of fiscal 2017. However, the Company incurred and may continue to incur additional restructuring charges primarily as a result of remeasuring lease contract termination liabilities to reflect changes in contractual lease rentals and estimated sublease rentals.
In addition to the restructuring charges recorded related to these initiatives, the Company recognized a net gain from other exit related activities of $1 million and less than $1 million during the three and six months ended February 28, 2017, respectively, primarily related to a gain recorded in the second quarter of fiscal 2017 in connection with the disposition of business assets upon the elimination of a metals recycling feeder yard operation.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Equity

Changes in equity comprise the following (in thousands):

	Six Months Ended February 28, 2018			Six Months Ended February 28, 2017
	SSI Shareholders' Equity	Noncontrolling Interests	Total Equity	SSI Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$533,586	$3,907	$537,493	$497,721	$3,711	$501,432
Net income	59,380	1,760	61,140	9,711	1,280	10,991
Other comprehensive loss, net of tax	(1,736)	—	(1,736)	(779)	—	(779)
Reclassification of stranded tax effects of the Tax Act	517	—	517	—	—	—
Distributions to noncontrolling interests	—	(817)	(817)	—	(852)	(852)
Share repurchases	(3,601)	—	(3,601)	—	—	—
Restricted stock withheld for taxes	(2,888)	—	(2,888)	(3,301)	—	(3,301)
Share-based compensation	8,095	—	8,095	5,570	—	5,570
Purchase of noncontrolling interest	(183)	(417)	(600)	—	—	—
Dividends	(10,507)	—	(10,507)	(10,377)	—	(10,377)
Balance - February 28 (End of period)	$582,663	$4,433	$587,096	$498,545	$4,139	$502,684

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended February 28, 2018			Three Months Ended February 28, 2017
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(33,537)	$(3,383)	$(36,920)	$(35,573)	$(5,641)	$(41,214)
Other comprehensive income before reclassifications	117	—	117	240	—	240
Income tax (expense) benefit	—	—	—	—	—	—
Other comprehensive income before reclassifications, net of tax	117	—	117	240	—	240
Amounts reclassified from accumulated other comprehensive loss	—	77	77	—	125	125
Income tax benefit	—	(303)	(303)	—	(45)	(45)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(226)	(226)	—	80	80
Net periodic other comprehensive income (loss)	117	(226)	(109)	240	80	320
Balances - February 28 (End of period)	$(33,420)	$(3,609)	$(37,029)	$(35,333)	$(5,561)	$(40,894)

	Six Months Ended February 28, 2018			Six Months Ended February 28, 2017
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(31,828)	$(3,465)	$(35,293)	$(34,539)	$(5,576)	$(40,115)
Other comprehensive income (loss) before reclassifications	(1,592)	(185)	(1,777)	(794)	49	(745)
Income tax (expense) benefit	—	227	227	—	(194)	(194)
Other comprehensive income (loss) before reclassifications, net of tax	(1,592)	42	(1,550)	(794)	(145)	(939)
Amounts reclassified from accumulated other comprehensive loss	—	140	140	—	250	250
Income tax benefit	—	(326)	(326)	—	(90)	(90)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(186)	(186)	—	160	160
Net periodic other comprehensive income (loss)	(1,592)	(144)	(1,736)	(794)	15	(779)
Balances - February 28 (End of period)	$(33,420)	$(3,609)	$(37,029)	$(35,333)	$(5,561)	$(40,894)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of fiscal 2018, the Company adopted an accounting standard update that allows for a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Act enacted on December 22, 2017. Reclassifications from AOCI to retained earnings for stranded tax effects in the second quarter of fiscal 2018, both individually and in the aggregate, were not material. Reclassifications from AOCI to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Income for all periods presented.

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
The performance share awards comprise two separate and distinct awards with different vesting conditions.
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
The remaining 126,398 performance share awards have a three-year performance period consisting of the Company's 2018, 2019 and 2020 fiscal years. The performance targets are based on the Company's return on capital employed over the three-year performance period, with award payouts ranging from a threshold of 50% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $3 million.
The compensation expense associated with performance share awards is recognized over the requisite service period, net of forfeitures. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2020.
In the second quarter of fiscal 2018, the Company granted deferred stock units ("DSUs") to each of its non-employee directors under the Company's SIP. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 20,748 shares that will vest in full on the day before the Company's 2019 annual meeting of shareholders, subject to continued Board service. The total value of these awards at the grant date was $1 million.

Note 10 - Income Taxes

Tax Cuts and Jobs Act and SEC Staff Accounting Bulletin 118
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the Federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018. Other pertinent changes in the Tax Act effective for fiscal 2018 include, but are not limited to, acceleration of deductions for qualified property placed in service after September 27, 2017. In addition, effective for the Company's fiscal 2019 year, the Tax Act also limits the deductibility of some executive compensation and eliminates the deduction for qualified domestic production activities. Changes in the Tax Act not significantly impacting the Company upon enactment include implementation of a modified territorial tax system and other modifications to how foreign earnings are subject to U.S. tax.
As a change in tax law is accounted for in the period of enactment, the Company recognized a discrete benefit of $7 million in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. The

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company's effective tax rate in the second quarter and first six months of fiscal 2018 also reflects application of the Tax Act's lower Federal statutory corporate tax rate to fiscal 2018 projected taxable income.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the impacts of the Tax Act. SAB 118 provides a measurement period, not to exceed one year from the Tax Act enactment date, for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Provisional estimates are subject to adjustment during the measurement period until the accounting is complete. If a company cannot determine a provisional estimate to be included in the financial statements, it must continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The Company's accounting for the impacts of the Tax Act is incomplete, and the recorded amounts discussed above in this Note are provisional estimates as of February 28, 2018. While the Company was able to reasonably estimate the impact of the reduction in the corporate rate on its U.S. net deferred tax liabilities, it may be affected by other analyses related to the Tax Act including, but not limited to, changes in the underlying accounts to which the respective deferred tax assets and liabilities relate and the state tax effects of adjustments made to federal temporary differences. The provisional benefit resulting from application of the Tax Act's lower corporate tax rate to fiscal 2018 projected taxable income reflects reasonable estimates of the Company's fiscal 2018 pre-tax income and effects of the Tax Act. These reasonable estimates include, but are not limited to, the amount of capital expenditures for qualified property that will be placed in service as of the end of fiscal 2018.
Valuation Allowances
The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. In the second quarter of fiscal 2018, the Company released valuation allowances against certain U.S. and state deferred tax assets resulting in a discrete tax benefit of $7 million. The release of these valuation allowances was the result of sufficient positive evidence, including cumulative income in recent years and projections of future taxable income based primarily on the Company's improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. The Company continues to maintain valuation allowances against certain U.S. and state and all Canadian and Puerto Rican deferred tax assets.
Effective Tax Rate
The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2018 was a benefit of 33.9% and 8.2%, respectively, compared to an expense of 5.1% and 4.9%, respectively, for the comparable prior year periods. The Company reported a tax benefit on pre-tax income for the second quarter and first six months of fiscal 2018 primarily due to the impact of the Tax Act and the release of valuation allowances against certain deferred tax assets in the second quarter of fiscal 2018. The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2017 was lower than the Federal statutory rate at the time of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate in the second quarter and first six months of fiscal 2017 was the result of the Company's full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2017 remain subject to examination under the statute of limitations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Income from continuing operations	$41,755	$11,794	$61,011	$11,139
Net income attributable to noncontrolling interests	(903)	(662)	(1,760)	(1,280)
Income from continuing operations attributable to SSI	40,852	11,132	59,251	9,859
Income (loss) from discontinued operations, net of tax	164	(95)	129	(148)
Net income attributable to SSI	$41,016	$11,037	$59,380	$9,711
Computation of shares:
Weighted average common shares outstanding, basic	27,797	27,524	27,745	27,447
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	1,008	340	992	367
Weighted average common shares outstanding, diluted	28,805	27,864	28,737	27,814

Common stock equivalent shares of 238,767 and 220,624 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and six months ended February 28, 2017, respectively. An insignificant number of common stock equivalent shares were considered antidilutive for the three and six months ended February 28, 2018.

Note 12 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $3 million for the three months ended February 28, 2018 and 2017, respectively, and $7 million and $6 million for the six months ended February 28, 2018 and 2017, respectively.

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
Prior to the fourth quarter of fiscal 2017, the Company's internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with its plan announced in June 2017, the Company modified its internal organizational and reporting structure to combine its steel manufacturing operations, which had been reported as the SMB segment, with its Oregon metals recycling operations, which had been reported within the AMR segment, forming a new division named Cascade Steel and Scrap ("CSS"). This resulted in a realignment of how the Chief Executive Officer, who is considered the Company's chief operating decision maker, reviews performance and makes decisions on resource allocation. The Company began reporting under this new segment structure in the fourth quarter of fiscal 2017 as reflected in its Annual Report on Form 10-K for the year ended August 31, 2017. The segment data for the comparable periods presented herein have been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the Company's consolidated financial performance for any of the periods presented.
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
The information provided below is obtained from internal information that is provided to the Company's chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income and expense to its reportable segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. Because of the unallocated income and expense, the operating income of each reportable segment does not reflect the operating income the reportable segment would report as a stand-alone business. In addition, the Company does not allocate restructuring charges and other exit-related activities and charges related to certain legacy environmental liabilities to the segment operating income because management does not include this information in its measurement of the performance of the operating segments. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
The table below illustrates the Company's revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Revenues:
Auto and Metals Recycling:
Revenues	$449,785	$313,142	$847,839	$584,915
Less: Intersegment revenues	(7,056)	(3,181)	(11,815)	(6,816)
AMR external customer revenues	442,729	309,961	836,024	578,099
Cascade Steel and Scrap:
Revenues	116,714	72,123	206,698	138,146
Total revenues	$559,443	$382,084	$1,042,722	$716,245

The table below illustrates the reconciliation of the Company's segment operating income to income from continuing operations before income taxes (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Auto and Metals Recycling	$45,132	$25,288	$80,304	$37,894
Cascade Steel and Scrap	5,413	(1,279)	13,889	(3,907)
Segment operating income	50,545	24,009	94,193	33,987
Restructuring charges and other exit-related activities	(91)	494	(191)	293
Corporate and eliminations	(17,096)	(10,332)	(34,221)	(19,522)
Operating income	33,358	14,171	59,781	14,758
Interest expense	(2,281)	(2,097)	(4,340)	(3,838)
Other income, net	101	357	950	794
Income from continuing operations before income taxes	$31,178	$12,431	$56,391	$11,714

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company's total assets by reportable segment (in thousands):

	February 28, 2018	August 31, 2017
Auto and Metals Recycling(1)	$1,388,423	$1,298,757
Cascade Steel and Scrap(1)	714,614	696,269
Total segment assets	2,103,037	1,995,026
Corporate and eliminations(2)	(1,051,340)	(1,061,271)
Total assets	$1,051,697	$933,755
_____________________________

(1)
AMR total assets included $4 million and $5 million for investments in joint ventures as of February 28, 2018 and August 31, 2017, respectively. CSS total assets included $7 million for investments in joint ventures as of February 28, 2018 and August 31, 2017.

(2)	The substantial majority of Corporate and eliminations total assets are composed of Corporate intercompany payables to the Company's operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 28, 2018 and 2017. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2017, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General
Founded in 1906, Schnitzer Steel Industries, Inc. ("SSI"), an Oregon corporation, is one of the largest recyclers of ferrous and nonferrous scrap metal in the United States, including end-of-life vehicles, and a manufacturer of finished steel products.
Our internal organizational and reporting structure supports two operating and reportable segments: the Auto and Metals Recycling ("AMR") business and the Cascade Steel and Scrap ("CSS") business.
Prior to the fourth quarter of fiscal 2017, our internal organizational and reporting structure supported two operating and reportable segments: AMR and the Steel Manufacturing Business ("SMB"). In the fourth quarter of fiscal 2017, in accordance with our plan announced in June 2017, we modified our internal organizational and reporting structure to combine our steel manufacturing operations, which had been reported as our SMB segment, with our Oregon metals recycling operations, which had been reported within our AMR segment, forming a new division named Cascade Steel and Scrap. The Oregon metals recycling operations include our shredding and export facilities in Portland, Oregon, and also include four metals recycling feeder yard operations located in Oregon and Southern Washington and one metals recycling joint venture ownership interest. The Oregon metals recycling operations source substantially all of the scrap raw material needs of our steel manufacturing operations. This change in organizational structure is intended to enhance our flexibility, generate internal synergies, and enable us to more effectively adjust to market changes across our recycling and steel manufacturing operations. We began reporting under this new segment structure in the fourth quarter of fiscal 2017 as reflected in our Annual Report on Form 10-K for the year ended August 31, 2017. The segment data for the comparable periods presented herein have been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
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
CSS operates a steel mini-mill in McMinnville, Oregon that produces a range of finished steel long products such as reinforcing bar (rebar) and wire rod and sells to industrial customers primarily in North America. The primary feedstock for the manufacture of its products is recycled scrap metal. CSS's steel mill obtains substantially all of its scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS's metals recycling operations include a collection, shredding and export operation in Portland, Oregon; four feeder yard operations located in Oregon and Southern Washington; and one metals recycling joint venture ownership interest. Additionally, CSS purchases small volumes of ferrous scrap metal from AMR and sells ferrous and nonferrous recycled scrap metal into the export market.
We use operating income to measure our segment performance. Restructuring charges and other exit-related activities are not allocated to segment operating income because we do not include this information in our measurement of the segments' operating performance. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both segments. In addition, we do not allocate charges related to certain legacy environmental liabilities to the segment's operating results because management does not include this information in its measurement of the performance of the operating segments. The results of discontinued operations are excluded from segment operating results and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Our deep water port facilities on both the East and West Coasts of the United States (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Tacoma, Washington; and Portland, Oregon) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by enabling us to ship bulk cargoes to steel manufacturers located in Europe, Africa, the Middle East, Asia, North America , Central America and South America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities, and to meet regional domestic demand.
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

Executive Overview of Financial Results for the Second Quarter of Fiscal 2018
We generated consolidated revenues of $559 million in the second quarter of fiscal 2018, an increase of 46% from the $382 million of consolidated revenues in the second quarter of fiscal 2017, reflecting significantly improved market conditions for recycled metals particularly in the export market, and for our finished steel products, compared to the prior year quarter. The improved conditions resulted in higher average net selling prices and increased sales volumes for ferrous and nonferrous recycled metal products and finished steel products.
Consolidated operating income was $33 million in the second quarter of fiscal 2018, compared to $14 million in the second quarter of fiscal 2017. AMR reported operating income in the second quarter of fiscal 2018 of $45 million, compared to $25 million in the prior year period. Operating results at AMR in the second quarter of fiscal 2018 benefited from stronger market conditions for recycled metals and improving U.S. economic conditions which led to higher average net selling prices and sales volumes, and increased supply of scrap metal, including end-of-life vehicles, compared to the prior year quarter. The higher price environment positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for the second quarter of fiscal 2018 expanding by approximately 15% compared to the prior year period. AMR's operating results also benefited from cost efficiencies resulting from higher processed volumes and improved yields of nonferrous material primarily from end-of-life vehicles. CSS reported operating income of $5 million in the second quarter of 2018, compared to an operating loss of $1 million in the prior year period, reflecting stronger market conditions and a reduced impact from lower-priced rebar imports compared to the prior year period, as well as operational synergies gained following the integration of our steel manufacturing and Oregon metals recycling operations in the fourth quarter of fiscal 2017 to form the CSS division. CSS's operating results in the second quarter of 2017 were adversely impacted by lower sales volumes and higher beginning inventory costs associated with increasing production after completing major equipment upgrades at our steel mill in the first quarter of fiscal 2017. Consolidated selling, general and administrative ("SG&A") expense in the second quarter of fiscal 2018 increased by $10 million, or 22%, compared to the prior year period primarily due to higher employee-related expenses, including increased incentive compensation accruals resulting from improved operating performance and a one-time special bonus to all employees below senior management level following enactment of corporate tax reform, and increased legal and professional services expenses.
Net income from continuing operations attributable to SSI in the second quarter of fiscal 2018 was $41 million, or $1.42 per diluted share, compared to $11 million, or $0.40 per diluted share, in the prior year period. Net income from continuing operations attributable to SSI in the second quarter of fiscal 2018 included an income tax benefit of $7 million, or $0.26 per diluted share, related to the impacts of U.S. federal tax legislation enacted during the quarter, and a discrete income tax benefit of $7 million, or $0.26 per diluted share, related to the release of valuation allowances against certain deferred tax assets.
The following items further highlight selected liquidity and capital structure metrics:

•	For the first six months of fiscal 2018, net cash used in operating activities of $11 million, compared to net cash provided by operating activities of $6 million in the prior year comparable period;

•	Debt of $211 million as of February 28, 2018, compared to $145 million as of August 31, 2017;

•
Debt, net of cash, of $196 million as of February 28, 2018, compared to $138 million as of August 31, 2017 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2); and

•	Share repurchases totaling $3.6 million in the second quarter of fiscal 2018, compared to none in the prior year comparable period.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2018	2017	% Change	2018	2017	% Change
Revenues:
Auto and Metals Recycling	$449,785	$313,142	44%	$847,839	$584,915	45%
Cascade Steel and Scrap	116,714	72,123	62%	206,698	138,146	50%
Intercompany revenue eliminations(1)	(7,056)	(3,181)	122%	(11,815)	(6,816)	73%
Total revenues	559,443	382,084	46%	1,042,722	716,245	46%
Cost of goods sold:
Auto and Metals Recycling	371,899	260,006	43%	703,848	493,861	43%
Cascade Steel and Scrap	107,273	70,077	53%	185,853	135,541	37%
Intercompany cost of goods sold eliminations(1)	(6,710)	(3,279)	105%	(10,988)	(6,706)	64%
Total cost of goods sold	472,462	326,804	45%	878,713	622,696	41%
Selling, general and administrative expense:
Auto and Metals Recycling	32,546	29,950	9%	63,479	55,497	14%
Cascade Steel and Scrap	4,342	3,443	26%	7,808	6,406	22%
Corporate(2)	16,750	10,430	61%	33,394	19,412	72%
Total selling, general and administrative expense	53,638	43,823	22%	104,681	81,315	29%
(Income) loss from joint ventures:
Auto and Metals Recycling	208	(2,102)	(110)%	208	(2,337)	(109)%
Cascade Steel and Scrap	(314)	(118)	166%	(764)	(295)	159%
Total (income) loss from joint ventures	(106)	(2,220)	(95)%	(556)	(2,632)	(79)%
Other asset impairment charges (recoveries), net:
Cascade Steel and Scrap	—	—	NM	(88)	401	NM
Total other asset impairment charges (recoveries), net	—	—	NM	(88)	401	NM
Operating income (loss):
Auto and Metals Recycling	45,132	25,288	78%	80,304	37,894	112%
Cascade Steel and Scrap	5,413	(1,279)	NM	13,889	(3,907)	NM
Segment operating income	50,545	24,009	111%	94,193	33,987	177%
Restructuring charges and other exit-related activities(3)	(91)	494	(118)%	(191)	293	(165)%
Corporate expense(2)	(16,750)	(10,430)	61%	(33,394)	(19,412)	72%
Change in intercompany profit elimination(4)	(346)	98	(453)%	(827)	(110)	652%
Total operating income	$33,358	$14,171	135%	$59,781	$14,758	305%
_____________________________
NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

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
Auto and Metals Recycling

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices)	2018	2017	% Change	2018	2017	% Change
Ferrous revenues	$307,687	$200,355	54%	$562,670	$357,533	57%
Nonferrous revenues	110,388	85,223	30%	220,731	169,609	30%
Retail and other revenues	31,710	27,564	15%	64,438	57,773	12%
Total segment revenues	449,785	313,142	44%	847,839	584,915	45%
Segment operating income	$45,132	$25,288	78%	$80,304	$37,894	112%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$278	$237	17%	$269	$205	31%
Foreign	$327	$252	30%	$318	$228	39%
Average	$314	$247	27%	$304	$221	38%
Ferrous sales volume (LT, in thousands):
Domestic	239	221	8%	477	418	14%
Foreign	657	518	27%	1,216	1,038	17%
Total ferrous sales volume (LT, in thousands)	896	739	21%	1,693	1,456	16%
Average nonferrous sales price ($/pound)(1)(2)	$0.72	$0.64	13%	$0.72	$0.61	18%
Nonferrous sales volumes (pounds, in thousands)(3)	129,549	114,275	13%	258,686	240,092	8%
Cars purchased (in thousands)(3)	102	96	6%	210	190	11%
Number of auto parts stores at period end	53	52	2%	53	52	2%
Outbound freight in cost of goods sold	$29,501	$20,430	44%	$55,246	$41,959	32%
_____________________________
LT = Long Ton equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Average sales price and volume information excludes platinum group metals ("PGMs") in catalytic converters.

(3)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the second quarter and first six months of fiscal 2018 increased by 44% and 45%, respectively, compared to the same periods in the prior year primarily due to stronger market conditions for ferrous and nonferrous recycled metals in the domestic and export markets resulting in higher average net selling prices and increased sales volumes compared to the prior year periods.
AMR Segment Operating Income
Operating income in the second quarter and first six months of fiscal 2018 was $45 million and $80 million, respectively, compared to $25 million and $38 million, respectively, in the comparable prior periods. Operating results at AMR in fiscal 2018 benefited from stronger market conditions for recycled metals and improving U.S. economic conditions which led to higher average net selling prices and sales volumes, and increased supply of scrap metal, including end-of-life vehicles, compared to the prior year periods. The higher price environment positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for the second quarter and first six months of fiscal 2018 expanding by approximately 15% and 29%, respectively, compared to prior year periods. AMR's operating results in the second quarter and first six months of fiscal 2018 also benefited from cost efficiencies resulting from higher processed volumes and improved yields of nonferrous material from end-of-life vehicles and the shredding process. AMR selling, general and administrative ("SG&A") expense in the second quarter and first six months of fiscal 2018 increased by $3 million, or 9%, and $8 million, or 14%, respectively, compared to the prior year periods primarily due to higher employee-related expenses and other expenses related to higher volumes.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Cascade Steel and Scrap

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for price)	2018	2017	% Change	2018	2017	% Change
Steel revenues(1)	$81,542	$58,290	40%	$161,988	$110,886	46%
Recycling revenues(2)	$35,172	$13,833	154%	$44,710	$27,260	64%
Total segment revenues	$116,714	$72,123	62%	$206,698	$138,146	50%
Segment operating income (loss)	$5,413	$(1,279)	NM	$13,889	$(3,907)	NM
Finished steel average sales price ($/ST)(3)	$619	$517	20%	$609	$505	21%
Finished steel products sold (ST, in thousands)	125	106	18%	252	207	22%
Rolling mill utilization(4)	83%	89%	(7)%	89%	77%	16%
___________________________
ST = Short Ton, which is 2,000 pounds
NM = Not Meaningful

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.

(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.
CSS Segment Revenues
Revenues in the second quarter and first six months of fiscal 2018 increased by $45 million, or 62%, and $69 million, or 50%, respectively, compared to the same periods in the prior year primarily due to higher average selling prices and improved sales volumes for finished steel products and ferrous recycled scrap metal. Increased average selling prices and sales volumes for our finished steel products reflected lower rebar imports and the effects of higher steel-making raw material costs compared to the prior year periods, as well as stronger demand for finished steel products in the West Coast markets during the first half of fiscal 2018. Increased ferrous scrap metal sales volumes in the second quarter and first six months of fiscal 2018, coupled with higher average net selling prices for ferrous recycled metals due to improved export market conditions, further contributed to the increase in segment revenues compared to prior year periods.
CSS Segment Operating Income (Loss)
Operating income in the second quarter and first six months of fiscal 2018 was $5 million and $14 million, respectively, compared to operating losses of $1 million and $4 million, respectively, in the second quarter and first six months of fiscal 2017. Improved operating results in the second quarter and first six months of fiscal 2018 reflect a reduced impact from lower-priced rebar imports, stronger market conditions, and operational synergies gained following the integration of our steel manufacturing and Oregon metals recycling operations in the fourth quarter of fiscal 2017 to form the CSS division. CSS's operating results in the second quarter and first six months of fiscal 2017 were adversely impacted by lower sales volumes reflecting the effects of competition from steel imports and steel-making raw material costs increasing faster than finished steel selling prices. In addition, downtime associated with major equipment upgrades at our steel mill during the first quarter of fiscal 2017 resulted in $2 million of maintenance costs in the first quarter of fiscal 2017 and operating margin compression in the second quarter of fiscal 2017 due to higher beginning inventory costs.
Corporate
Corporate expense consists primarily of unallocated SG&A expense for management and certain administrative services that benefit both reportable segments. Corporate SG&A expense for the second quarter and first six months of fiscal 2018 was $17 million and $33 million, respectively, compared to $10 million and $19 million, respectively, for the same periods in the prior year. The higher levels of expense in the first six months of fiscal 2018 are due to higher employee-related expenses, including increased incentive compensation accruals resulting from improved operating performance and a one-time special bonus to all employees below senior management level accrued in the second quarter of fiscal 2018 following enactment of corporate tax reform, increased environmental liabilities recorded in the first quarter, and higher legal and professional services expenses.
Income Tax
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the Federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018. Other changes in the Tax Act effective for

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

fiscal 2018 include, but are not limited to, acceleration of deductions for qualified property placed in service after September 27, 2017. In addition, effective for the Company's fiscal 2019 year, the Tax Act also limits the deductibility of some executive compensation and eliminates the deduction for qualified domestic production activities. Changes in the Tax Act not significantly impacting us upon enactment include implementation of a modified territorial tax system and other modifications to how foreign earnings are subject to U.S. tax.
As a change in tax law is accounted for in the period of enactment, we recognized a provisional discrete benefit of $7 million in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. Our effective tax rate in the second quarter and first six months of fiscal 2018 also reflects application of the Tax Act's lower Federal statutory corporate tax rate to fiscal 2018 projected taxable income.
Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results beginning with this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust the provisional amounts. Adjustments to provisional amounts could be material to our results of operations and cash flows. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.
The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2018 was a benefit of 33.9% and 8.2%, respectively, compared to an expense of 5.1% and 4.9%, respectively, for the comparable prior year periods. We reported a tax benefit on pre-tax income for the second quarter and first six months of fiscal 2018 primarily due to the impact of the Tax Act and the release of valuation allowances against certain deferred tax assets resulting in recognition of a discrete tax benefit of $7 million in the second quarter of fiscal 2018. The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2017 was lower than the Federal statutory rate at the time of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate in the second quarter and first six months of fiscal 2017 was the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. As discussed above in this section, in the second quarter of fiscal 2018, we released valuation allowances resulting in a discrete tax benefit of $7 million. The release of these valuation allowances was the result of sufficient positive evidence, including cumulative income in recent years and projections of future taxable income based primarily on our improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized.
We continue to maintain valuation allowances against certain deferred tax assets related to certain jurisdictions as a result of negative objective evidence, including the effects of historical losses in these tax jurisdictions, outweighing positive objective and subjective evidence, including low levels of cumulative income in the Canadian jurisdiction in recent years, indicating that it is more likely than not that the associated tax benefit will not be realized. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences and from the utilization of net operating losses. We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed. It is reasonably possible that sufficient positive evidence required to release a portion of our valuation allowances within the next twelve months may result in a reduction to the valuation allowances, which could be material.
Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Sources and Uses of Cash
We had cash balances of $15 million and $7 million as of February 28, 2018 and August 31, 2017, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2018, debt was $211 million, compared to $145 million as of August 31, 2017, and debt, net of cash, was $196 million, compared to $138 million as of August 31, 2017 (refer to Non-GAAP Financial Measures at the end of this Item 2). Debt, net of cash, increased by $58 million primarily due to increased working capital resulting from higher sales and purchase volumes and the higher price environment.
Operating Activities
Net cash used in operating activities in the first six months of fiscal 2018 was $11 million, compared to net cash provided by operating activities of $6 million in the first six months of fiscal 2017.
Uses of cash in the first six months of fiscal 2018 included a $62 million increase in accounts receivable primarily due to increases in recycled metal selling prices and sales volumes and the timing of sales and collections, a $49 million increase in inventories due to higher raw material purchase prices, higher volumes on hand and the timing of purchases and sales, and a $9 million decrease in accrued payroll and related liabilities primarily due to incentive compensation payments in the first quarter. Sources of cash in the first six months of fiscal 2018 included a $15 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments.
Uses of cash in the first six months of fiscal 2017 included a $30 million increase in inventory due to higher raw material purchases prices, higher volumes on hand, and the impact of timing of purchases and sales, and a $25 million increase in accounts receivable primarily due to increases in recycled metal selling prices and sales volumes and the timing of sales and collections. Sources of cash in the six months of fiscal 2017 included a $17 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments.
Investing Activities
Net cash used in investing activities was $27 million in the first six months of fiscal 2018, compared to $26 million in the first six months of fiscal 2017.
Cash used in investing activities in the first six months of fiscal 2018 included capital expenditures of $27 million to upgrade our equipment and infrastructure and for additional investments in environmental-related assets, compared to $22 million in the prior year period.
Financing Activities
Net cash provided by financing activities in the first six months of fiscal 2018 was $46 million, compared to $3 million in the first six months of fiscal 2017.
Cash flows from financing activities in the first six months of fiscal 2018 included $65 million in net borrowing of debt, compared to $17 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). The higher net borrowings of debt compared to the prior year period were primarily due to the increased funding of working capital. Uses of cash in the first six months of fiscal 2018 and 2017 also included $11 million and $10 million, respectively, for the payment of dividends. Cash used in financing activities in the first six months of fiscal 2018 also included $3.6 million for share repurchases.
Debt
Our senior secured revolving credit facilities, which provide for revolving loans of $335 million and C$15 million, mature in April 2021 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate ("LIBOR"), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company's leverage ratio, or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company's leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to our leverage ratio.
We had borrowings outstanding under the credit facilities of $205 million as of February 28, 2018 and $140 million as of August 31, 2017. The weighted average interest rate on amounts outstanding under this facility was 3.84% and 3.48% as of February 28, 2018 and August 31, 2017, respectively.

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
As of February 28, 2018, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 4.74 to 1.00 as of February 28, 2018. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.27 to 1.00 as of February 28, 2018. The asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.58 to 1.00 as of February 28, 2018.
The Company's obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries' assets, including equipment, inventory and accounts receivable.
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
Capital Expenditures
Capital expenditures totaled $27 million for the first six months of fiscal 2018, compared to $22 million for the prior year period. We currently plan to make capital expenditures in the range of $60 million to $75 million for equipment replacement and upgrades, further investment in nonferrous processing technologies, and environmental-related projects in fiscal 2018 using cash generated from operations and available credit facilities.
Dividends
On February 1, 2018, our Board of Directors declared a dividend for the second quarter of fiscal 2018 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 26, 2018.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $5 million in capital expenditures for environmental projects in the first six months of fiscal 2018, and plan to invest up to $20 million for such projects in fiscal 2018. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency ("EPA") as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site ("the Site"). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Share Repurchase Program
Pursuant to our amended share repurchase program, we have existing authorization to repurchase up to approximately 1.7 million shares of our Class A common stock when we deem such repurchases to be appropriate. We evaluate long- and short-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to the second quarter of fiscal 2018, we had repurchased approximately 7.2 million shares of the 9 million shares authorized for repurchase under the program. In the second quarter of fiscal 2018, we repurchased an additional 100 thousand shares of our Class A common stock for a total of $3.6 million.
Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.
We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, share repurchases, dividends, joint venture investments, debt service requirements, environmental obligations, investments and acquisitions. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
Off-Balance Sheet Arrangements
None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
We maintain stand-by letters of credit to provide support for certain obligations, including workers' compensation and performance bonds. As of February 28, 2018, we had $10 million outstanding under these arrangements.
Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended August 31, 2017 and subsequent Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017, as supplemented by the following addition:
Income Taxes
Accounting Policy
Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the consolidated financial statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the fiscal year the credit arises. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Tax benefits arising from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.
Tax Cuts and Jobs Act and SEC Staff Accounting Bulletin 118
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the Federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018. Other changes in the Tax Act effective for fiscal 2018 include, but are not limited to, acceleration of deductions for qualified property placed in service after September 27, 2017. In addition, effective for the Company's fiscal 2019 year, the Tax Act also limits the deductibility of some executive compensation and eliminates the deduction for qualified domestic production activities. Changes in the Tax Act not significantly impacting us upon enactment include implementation of a modified territorial tax system and other modifications to how foreign earnings are subject to U.S. tax.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

As a change in tax law is accounted for in the period of enactment, we recognized a discrete benefit in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. We also recorded a benefit in the second quarter of fiscal 2018 resulting from application of the lower Federal statutory corporate tax rate to fiscal 2018 projected taxable income.
Also, on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the impacts of the Tax Act. SAB 118 provides a measurement period, not to exceed one year from the Tax Act enactment date, for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Provisional estimates are subject to adjustment during the measurement period until the accounting is complete. If a company cannot determine a provisional estimate to be included in the financial statements, it must continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our accounting for the impacts of the Tax Act is incomplete, and the recorded amounts are provisional estimates as of February 28, 2018. While we were able to reasonably estimate the impact of the reduction in the corporate rate on our U.S. net deferred tax liabilities, it may be affected by other analyses related to the Tax Act including, but not limited to, changes in the underlying accounts to which the respective deferred tax assets and liabilities relate and the state tax effects of adjustments made to federal temporary differences. The provisional benefit resulting from application of the Tax Act's lower corporate tax rate to fiscal 2018 projected taxable income reflects reasonable estimates of the Company's fiscal 2018 pre-tax income and effects of the Tax Act including, but not limited to, capital expenditures for qualified property that will be placed in service as of the end of fiscal 2018.
Valuation Allowances
We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. In the second quarter of fiscal 2018, we released valuation allowances against certain U.S. and state deferred tax assets resulting in a discrete tax benefit of $7 million. The release of these valuation allowances was the result of sufficient positive evidence, including cumulative income in recent years and projections of future taxable income based primarily on our improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. We continue to maintain valuation allowances against certain U.S. and state and all Canadian and Puerto Rican deferred tax assets.
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
The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2018	August 31, 2017
Short-term borrowings	$793	$721
Long-term debt, net of current maturities	210,031	144,403
Total debt	210,824	145,124
Less: cash and cash equivalents	15,007	7,287
Total debt, net of cash	$195,817	$137,837
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended February 28,
	2018	2017
Borrowings from long-term debt	$314,483	$245,633
Repayment of long-term debt	(249,916)	(228,673)
Net borrowings of debt	$64,567	$16,960
Adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income (loss), adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures provides a meaningful presentation of our results from business operations excluding adjustments for other asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and income tax expense (benefit) associated with these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously-contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Income and are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income (loss), adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Consolidated operating income:
As reported	$33,358	$14,171	$59,781	$14,758
Other asset impairment charges (recoveries), net	—	—	(88)	401
Restructuring charges and other exit-related activities	91	(494)	191	(293)
Recoveries related to the resale or modification of previously contracted shipments	—	(417)	(417)	(556)
Adjusted	$33,449	$13,260	$59,467	$14,310

AMR operating income:
As reported	$45,132	$25,288	$80,304	$37,894
Recoveries related to the resale or modification of previously contracted shipments	—	(417)	(417)	(556)
Adjusted	$45,132	$24,871	$79,887	$37,338

CSS operating income (loss):
As reported	$5,413	$(1,279)	$13,889	$(3,907)
Other asset impairment charges (recoveries), net	—	—	(88)	401
Adjusted	$5,413	$(1,279)	$13,801	$(3,506)

Net income from continuing operations attributable to SSI:
As reported	$40,852	$11,132	$59,251	$9,859
Other asset impairment charges (recoveries), net	—	—	(88)	401
Restructuring charges and other exit-related activities	91	(494)	191	(293)
Recoveries related to the resale or modification of previously contracted shipments	—	(417)	(417)	(556)
Income tax expense (benefit) allocated to adjustments(1)	(41)	46	90	6
Adjusted	$40,902	$10,267	$59,027	$9,417

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$1.42	$0.40	$2.06	$0.35
Other asset impairment charges (recoveries), net, per share	—	—	—	0.01
Restructuring charges and other exit-related activities, per share	—	(0.02)	0.01	(0.01)
Recoveries related to the resale or modification of previously contracted shipments, per share	—	(0.01)	(0.01)	(0.02)
Income tax expense (benefit) allocated to adjustments, per share(1)	—	—	—	—
Adjusted(2)	$1.42	$0.37	$2.05	$0.34
____________________________

(1)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted net income from continuing operations attributable to SSI and diluted earnings per share from continuing operations attributable to SSI is determined based on a tax provision calculated with and without the adjustments.

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

Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products and ferrous and nonferrous metals including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory ("NRV") each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at February 28, 2018, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of February 28, 2018.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2017.
Credit Risk
As of February 28, 2018 and August 31, 2017, 42% and 33%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 97% and 88%, respectively, was less than 60 days past due as of February 28, 2018 and August 31, 2017.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of February 28, 2018 and August 31, 2017, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, and below. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.
In January 2018, the Company received a finding of violation letter from the United States Environmental Protection Agency ("EPA") with respect to alleged violations of environmental requirements stemming from refrigerant recovery management program inspections at 12 of our facilities in the New England and Pacific Northwest regions in July 2017 and November 2017. Except with respect to a minor and now corrected non-compliance matter at one facility, we believe that we have fully complied with the relevant regulations. Nevertheless, in December 2017 and prior to receipt of the EPA letter, we implemented improvements to our refrigerant recovery management program to further strengthen that program, including improvements to address concerns raised by EPA during the inspections. We have conferred with EPA regarding the alleged violations and expect to negotiate a settlement of this matter. We do not believe that the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.
Schnitzer Southeast, LLC ("SSE"), a wholly-owned subsidiary of the Company, and the Company, as well as an SSE employee and one of the Company’s insurance carriers, are named as defendants in five separate wrongful death lawsuits filed on February 21, 2017 in Muscogee County in the State of Georgia. Four of the five lawsuits were filed in the State Court of Muscogee County, and one lawsuit was filed in the Superior Court of Muscogee County. The lawsuits were filed by relatives of five members of a family who were killed in a collision on July 18, 2016 in Russell County, Alabama involving a tractor trailer driven by the SSE employee and owned by SSE. Plaintiffs are seeking compensatory and punitive damages, which are unspecified at this stage of the proceedings. These cases are consolidated for discovery purposes but not for trial. On March 1, 2018, a trial date of October 22, 2018 was set in one of the cases before the State Court. The Company has tendered the notice of claims to its insurance carriers. The Company is currently unable to reasonably estimate a range of loss that may be incurred in connection with these cases because a number of key issues remain uncertain. The Company believes that any such losses, if incurred, will be substantially covered by existing insurance coverage.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2017, except for the changes disclosed in the subsequent Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017, and the following:
Uncertainty in global markets may adversely affect our business, financial position and results of operations
We generate a substantial portion of our revenues from sales to customers located outside the U.S. including countries in Asia, the Mediterranean region and North, Central and South America. For example, ferrous exports made up approximately 70 percent of AMR’s total ferrous sales volumes and nonferrous exports made up approximately 60 percent of AMR’s total nonferrous sales volumes in each of the last three fiscal years. While our ferrous exports are highly diversified, China has been our largest sales destination for nonferrous exports. Our ability to sell our products profitably, or at all, to international markets is subject to a number of risks including adverse impacts of political, military, terrorist or major pandemic events; local labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or government agencies. The occurrence of such events and conditions may adversely affect our business, financial position and results of operations.
For example, in fiscal 2017, regulators in China began implementing the National Sword initiative involving inspections of Chinese industrial enterprises, including recyclers, in order to identify rules violations with respect to discharge of pollutants or illegally transferred scrap imports. Restrictions resulting from the National Sword initiative include a ban on certain imported recycled products and lower contamination limits for permitted recycled materials. Chinese officials commenced enforcement actions to implement the new import restrictions on March 1, 2018. Based on the most current information available, we believe that the potential impact on our recycling operations could include requirements that mandate additional processing of certain nonferrous recycled scrap metal products prior to export to China. As regulatory developments progress, we may need to make further investments in nonferrous processing equipment where economically justified.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

On March 1, 2018, the President of the United States announced a plan to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. Application of the tariffs commenced March 23, 2018, with temporary or long-term exemptions for a number of countries and subject to a product exemption process. To the extent the tariffs result in a decrease in international steel production or demand for our products, or countries into which we sell implement retaliatory measures, our business may be adversely impacted. For example, the Government of China recently announced retaliatory tariffs on a list of U.S. products including a 25 percent tariff on aluminum scrap, which may result in reduced Chinese demand for certain nonferrous products and could adversely affect our sales or margins on affected products.
In addition, on March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301 of the Trade Act of 1974. These actions include a proposed 25 percent tariff on approximately $50 billion worth of imports from China, pursuit of dispute settlement in the World Trade Organization and restrictions on investment in the United States directed or facilitated by China. In response to the recent release by the U.S. government of the proposed list of Chinese products that could be subject to the additional 25 percent tariff under Section 301, the Chinese government issued a list of additional U.S. origin goods such as airplanes and automobiles equal to about $50 billion in exports to China that could be subject to a 25 percent tariff. The outcome of final actions under Section 301 and related developments is uncertain. To the extent these actions result in a decrease in demand for our products, including from retaliatory measures by China, our business may be adversely impacted. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain.
We may not realize our deferred tax assets in the future
The assessment of recoverability of our deferred tax assets is based on an evaluation of existing positive and negative evidence as to whether it is more likely than not that they will be realized. If negative evidence outweighs positive evidence, a valuation allowance is required. Impairment of deferred tax assets may result from significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income, adverse changes in laws or regulations, and a variety of other factors. Impairment of deferred tax assets could have a material adverse impact on our results of operations and financial condition and could result in not realizing the deferred tax assets. In recent years, we have recorded significant valuation allowances against our deferred tax assets, and our low effective tax rates for the historical periods presented in this report are primarily the result of our full valuation allowance positions. Deferred tax assets generated in future periods may require further valuation allowances if it is not more likely than not that the deferred tax assets will be realized.
In the second quarter of fiscal 2018, we released valuation allowances against certain U.S. and state deferred tax assets resulting in recognition of a discrete tax benefit. The release of the valuation allowances was the result of sufficient positive evidence, including cumulative income in recent years and projections of future taxable income from operations, that it is more likely than not that the deferred tax assets will be realized. In the event that actual results differ from our projections or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.
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
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results beginning with this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust the provisional amounts. Adjustments to provisional amounts could be material to our results of operations and cash flows. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Pursuant to a share repurchase program, as amended in 2001, 2006 and 2008, our Board of Directors authorized the repurchase of 9 million shares of our Class A common stock when management deems such repurchases to be appropriate. Prior to the second quarter of fiscal 2018, we had repurchased approximately 7.2 million shares of our Class A common stock under the program. In the second quarter of fiscal 2018, we repurchased 100 thousand shares of our Class A common stock under the program in open-market transactions.
The table below presents a summary of our share repurchases during the quarter ended February 28, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
December 1 – December 31, 2017	—	—	—	1,802,326
January 1 – January 31, 2018	100,000	$36.01	100,000	1,702,326
February 1 – February 28, 2018	—	—	—	1,702,326
Total second quarter 2018	100,000		100,000
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Summary Sheet of 2018 Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Schnitzer Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income for the three and six months ended February 28, 2018 and 2017, (ii) Unaudited Condensed Consolidated Balance Sheets as of February 28, 2018 and August 31, 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2018 and 2017, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 5, 2018	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 5, 2018	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations