Form 10-Q
period 2018-05-31
SCHNITZER STEEL INDUSTRIES INC
filed 2018-06-26
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2018
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
Yes  ☐    No  ☒
The Registrant had 26,749,147 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 22, 2018.

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
Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company’s outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; strategic direction or goals; targets; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits and the impact of the recently enacted federal tax reform; the impact of tariffs and other trade actions; the realization of deferred tax assets; planned capital expenditures; liquidity positions; ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.
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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” in Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; uncertainty in global markets including the impact of tariffs and other trade actions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and cost and equity method investment impairment charges; inability to sustain the benefits from productivity and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits or renew facility leases; compliance with greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	May 31, 2018	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,090	$7,287
Accounts receivable, net of allowance for doubtful accounts of $2,572 and $2,280	190,195	138,998
Inventories	234,437	166,942
Refundable income taxes	3,697	2,366
Prepaid expenses and other current assets	38,303	22,357
Total current assets	476,722	337,950
Property, plant and equipment, net of accumulated depreciation of $724,757 and $756,494	393,387	390,629
Investments in joint ventures	11,635	11,204
Goodwill	168,194	167,835
Intangibles, net of accumulated amortization of $3,621 and $3,913	4,507	4,424
Other assets	22,825	21,713
Total assets	$1,077,270	$933,755
Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,146	$721
Accounts payable	118,099	94,674
Accrued payroll and related liabilities	43,881	41,593
Environmental liabilities	6,684	2,007
Accrued income taxes	—	9
Other accrued liabilities	47,030	37,256
Total current liabilities	216,840	176,260
Deferred income taxes	9,337	19,147
Long-term debt, net of current maturities	171,545	144,403
Environmental liabilities, net of current portion	46,749	46,391
Other long-term liabilities	13,237	10,061
Total liabilities	457,708	396,262
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,749 and 26,859 shares issued and outstanding	26,749	26,859
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	40,167	38,050
Retained earnings	585,128	503,770
Accumulated other comprehensive loss	(37,269)	(35,293)
Total SSI shareholders’ equity	614,975	533,586
Noncontrolling interests	4,587	3,907
Total equity	619,562	537,493
Total liabilities and equity	$1,077,270	$933,755
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Revenues	$652,416	$477,088	$1,695,138	$1,193,333
Operating expense:
Cost of goods sold	549,164	411,109	1,427,877	1,033,805
Selling, general and administrative	54,185	48,451	158,866	129,766
(Income) from joint ventures	(772)	(668)	(1,328)	(3,300)
Other asset impairment charges (recoveries), net	(1,465)	(1,044)	(1,553)	(643)
Restructuring charges and other exit-related activities	70	93	261	(200)
Operating income	51,234	19,147	111,015	33,905
Interest expense	(2,483)	(2,131)	(6,823)	(5,969)
Other income, net	403	524	1,353	1,318
Income from continuing operations before income taxes	49,154	17,540	105,545	29,254
Income tax expense	(10,650)	(161)	(6,030)	(736)
Income from continuing operations	38,504	17,379	99,515	28,518
Income (loss) from discontinued operations, net of tax	(56)	(127)	72	(275)
Net income	38,448	17,252	99,587	28,243
Net income attributable to noncontrolling interests	(1,046)	(687)	(2,806)	(1,967)
Net income attributable to SSI	$37,402	$16,565	$96,781	$26,276

Net income per share attributable to SSI:
Basic:
Income per share from continuing operations attributable to SSI	$1.35	$0.60	$3.49	$0.97
Income (loss) per share from discontinued operations attributable to SSI	—	—	—	(0.01)
Net income per share attributable to SSI	$1.35	$0.60	$3.49	$0.96
Diluted:
Income per share from continuing operations attributable to SSI	$1.31	$0.60	$3.38	$0.96
Income (loss) per share from discontinued operations attributable to SSI	—	—	—	(0.01)
Net income per share attributable to SSI	$1.31	$0.60	$3.38	$0.95
Weighted average number of common shares:
Basic	27,676	27,601	27,719	27,499
Diluted	28,636	27,703	28,646	27,692
Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net income	$38,448	$17,252	$99,587	$28,243
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(414)	(694)	(2,006)	(1,488)
Pension obligations, net	174	266	30	281
Total other comprehensive loss, net of tax	(240)	(428)	(1,976)	(1,207)
Comprehensive income	38,208	16,824	97,611	27,036
Less comprehensive income attributable to noncontrolling interests	(1,046)	(687)	(2,806)	(1,967)
Comprehensive income attributable to SSI	$37,162	$16,137	$94,805	$25,069
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended May 31,
	2018	2017
Cash flows from operating activities:
Net income	$99,587	$28,243
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,009	37,459
Other asset impairment charges (recoveries), net	(1,553)	(643)
Exit-related (gains), asset impairments and accelerated depreciation, net	—	(407)
Inventory write-down	38	—
Share-based compensation expense	13,815	9,182
Deferred income taxes	(9,791)	1,452
Undistributed equity in earnings of joint ventures	(1,328)	(3,300)
Loss on disposal of assets, net	203	194
Unrealized foreign exchange (gain) loss, net	(180)	89
Bad debt expense, net	307	35
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(61,557)	(21,950)
Inventories	(58,047)	(25,033)
Income taxes	(998)	(935)
Prepaid expenses and other current assets	(7,249)	(2,826)
Other long-term assets	(1,512)	421
Accounts payable	26,257	13,365
Accrued payroll and related liabilities	2,346	5,795
Other accrued liabilities	9,328	5,866
Environmental liabilities	2,634	1,936
Other long-term liabilities	3,307	(1,050)
Distributed equity in earnings of joint ventures	1,025	3,389
Net cash provided by operating activities	53,641	51,282
Cash flows from investing activities:
Capital expenditures	(46,096)	(31,508)
Purchase of cost method investment	—	(6,017)
Acquisition	(2,300)	—
Joint venture receipts, net	4	266
Proceeds from sale of assets	3,397	2,753
Net cash used in investing activities	(44,995)	(34,506)
Cash flows from financing activities:
Borrowings from long-term debt	426,480	360,626
Repayment of long-term debt	(402,153)	(368,843)
Payment of debt issuance costs	—	(112)
Repurchase of Class A common stock	(8,778)	—
Taxes paid related to net share settlement of share-based payment awards	(3,030)	(3,300)
Distributions to noncontrolling interests	(1,709)	(1,177)
Purchase of noncontrolling interest	(600)	—
Dividends paid	(15,721)	(15,322)
Net cash used in financing activities	(5,511)	(28,128)
Effect of exchange rate changes on cash	(332)	(258)
Net increase (decrease) in cash and cash equivalents	2,803	(11,610)
Cash and cash equivalents as of beginning of period	7,287	26,819
Cash and cash equivalents as of end of period	$10,090	$15,209
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The results for the three and nine months ended May 31, 2018 and 2017 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
In July 2015, an accounting standards update was issued that requires an entity to measure certain types of inventory, including inventory that is measured using the first-in, first out (“FIFO”) or average cost method, at the lower of cost and net realizable value. The accounting standard in effect at the time of issuance of the update required an entity to measure inventory at the lower of cost or market, whereby market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using the last-in, first-out (“LIFO”) or retail inventory method. The Company adopted the new requirement, which is to be applied prospectively, as of the beginning of the first quarter of fiscal 2018 with no impact to the Unaudited Condensed Consolidated Financial Statements.
In March 2016, an accounting standards update was issued that amends several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company adopted the new requirements as of the beginning of the first quarter of fiscal 2018 with no impact to the Unaudited Condensed Consolidated Financial Statements, including no cumulative-effect adjustments to retained earnings, as of the date of adoption. On a prospective basis beginning with the date of adoption, the Company records all of the tax effects related to share-based payments through the income statement, subject to normal valuation allowance considerations, and all tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows. Cash payments to taxing authorities made on behalf of Company employees for withheld shares are reported as financing activities in the statement of cash flows, consistent with the Company’s practice prior to adopting the new requirements. The Company has elected to continue the practice of estimating the forfeiture rate for the purpose of recognizing estimated compensation cost over the requisite service period.
In February 2018, an accounting standards update was issued that allows for a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017. Stranded tax effects result from adjusting deferred tax liabilities and assets for the effect of a change in tax laws or rates to income from continuing operations, as required under existing accounting guidance, even in situations in which the adjustments relate to income tax effects reported within AOCI. If an entity elects to reclassify the stranded tax effects of the Tax Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act related to items remaining in AOCI, and other income tax effects of the Tax Act on items remaining in AOCI that an entity elects to reclassify. The Company early-adopted the foregoing accounting standard update in the second quarter of fiscal 2018 and elected to reclassify to retained earnings the effect of the change in the U.S. federal corporate income tax rate on items remaining in AOCI at the date of enactment of the Tax Act. The resulting aggregate reclassification from AOCI to retained earnings recorded in the second quarter of fiscal 2018 was $1 million. See Note 7 - Changes in Equity and Note 8 - Accumulated Other Comprehensive Loss for further detail.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $29 million and $21 million as of May 31, 2018 and August 31, 2017, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale
During the third quarter of fiscal 2017, the Company sold equipment assets that had been classified as held for sale prior to being fully impaired in fiscal 2015. The Company recorded a gain on the sale of $1 million, which is reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Income.
Investments in Joint Ventures
During the nine months ended May 31, 2017, one of the Company’s joint venture interests sold real estate resulting in recognition of a $6 million gain by the joint venture, $3 million of which was attributable to the Company’s investment. The Company’s share of the gain is reported within (income) from joint ventures in the Unaudited Condensed Consolidated Statements of Income for the nine months ended May 31, 2017.
Cost Method Investment
During the nine months ended May 31, 2017, the Company invested $6 million in a privately-held waste and recycling entity. The Company’s influence over the operating and financial policies of the entity is not significant and, thus, the investment is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary impairments, certain distributions and additional investments. The investment is presented as part of the Auto and Metals Recycling (“AMR”) reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The Company does not hold any other cost-method investments. The carrying value of the investment was $6 million as of May 31, 2018 and August 31, 2017. As of May 31, 2018, the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment or indicators of other-than-temporary impairment.
Long-Lived Assets
Changes in circumstances may merit a change in the estimated useful lives or salvage values of individual long-lived assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company’s plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the nine months ended May 31, 2018 and 2017, the Company recognized accelerated depreciation of $1 million and less than $1 million, respectively, due to shortening the useful lives of decommissioned machinery and equipment assets in the Cascade Steel and Scrap (“CSS”) reportable segment, which are reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Income.
Also, during the three and nine months ended May 31, 2018, the Company sold previously impaired assets consisting primarily of machinery and equipment, recognizing a gain of $2 million and $3 million, respectively, which are reported within other asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Income.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables from suppliers. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2018. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $81 million and $48 million of open letters of credit as of May 31, 2018 and August 31, 2017, respectively.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Recent Accounting Pronouncements

In May 2014, an accounting standards update was issued that clarifies the principles for recognizing revenue from contracts with customers. The update supersedes the existing standard for recognizing revenue. Additional updates have been issued since May 2014 amending aspects of the initial update and providing implementation guidance. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company plans to adopt the standard using the modified retrospective approach with the cumulative effect of the initial application, if any, recognized as an adjustment to the opening balance of retained earnings. The Company has nearly completed the examination of its current revenue streams and significant contracts with customers under the requirements of the new standard and, based on the progress of this examination to date, does not believe the standard will have a material impact on its financial position, net income or cash flows. The Company has not identified any significant changes to its processes, systems and internal controls required to support the new standard. The Company has identified certain scrap metal purchase and sale arrangements for which it currently recognizes revenue for the gross amount of consideration it expects to be entitled from the customer (as principal), but for which under the new revenue standard it recognizes revenue as the net amount of consideration that it expects to retain after paying the scrap metal supplier (as agent). This change in the classification of the cost of scrap metal purchased under such arrangements will have the effect of reducing the amount of revenues reported in the financial statements, while having no impact on net income. Based on analysis performed to date and recent historical levels of such scrap metal purchase and sale arrangements, the Company estimates the decrease in its annual revenues as a result of implementing this change in fiscal 2019 will be between $30 million and $40 million with no impact on net income.
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
Note 3 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2018	August 31, 2017
Processed and unprocessed scrap metal	$140,045	$88,441
Semi-finished goods	15,146	3,243
Finished goods	43,164	40,462
Supplies	36,082	34,796
Inventories	$234,437	$166,942
Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

identified during the first nine months of fiscal 2018 requiring an interim goodwill impairment test. As of May 31, 2018 and August 31, 2017, all of the Company’s goodwill was carried by the AMR reportable segment.
The gross change in the carrying amount of goodwill for the nine months ended May 31, 2018 was as follows (in thousands):

Goodwill
August 31, 2017	$167,835
Acquisition	1,118
Foreign currency translation adjustment	(759)
May 31, 2018	$168,194
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
Accumulated goodwill impairment charges were $471 million as of May 31, 2018 and August 31, 2017.
Note 5 - Commitments and Contingencies

Contingencies - Environmental
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.
Changes in the Company’s environmental liabilities for the nine months ended May 31, 2018 were as follows (in thousands):

Balance as of August 31, 2017	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2018	Short-Term	Long-Term
$48,398	$7,766	$(2,731)	$53,433	$6,684	$46,749
Recycling Operations
As of May 31, 2018 and August 31, 2017, the Company’s recycling operations had environmental liabilities of $53 million and $48 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.
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
In January 2008, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustee Council and the PRPs, funding and participation agreements were negotiated under which the participating PRPs, including the Company, agreed to fund the first phase of the three-phase natural resource damage assessment. Phase 1, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of several early studies, was substantially completed in 2010. In December 2017, the Company joined with other participating PRPs in agreeing to fund Phase 2 of the natural resource damage assessment, which includes the implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company has commenced discussions with the Trustee Council regarding early settlements under Phase 2. It is uncertain whether the Company will enter into an early settlement for natural resource damages or what costs it may incur in any such early settlement.
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
Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site have varied widely in various drafts of the FS and in the EPA’s final FS issued in June 2016 from approximately $170 million to over $2.5 billion (net present value), depending on the remedial alternative and a number of other factors. In comments submitted to the EPA, the Company and certain other stakeholders identified a number of serious concerns regarding the EPA’s risk and remedial alternatives assessments, cost estimates, scheduling assumptions and conclusions regarding the feasibility and effectiveness of remediation technologies.
In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The selected remedy is a modified version of one of the alternative remedies evaluated in the EPA’s FS that was expanded to include additional work at a greater cost. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The Company has identified a number of concerns regarding the remedy described in the ROD, which is based on data more than a decade old, and the EPA’s estimates for the costs and time required to implement the selected remedy. Because of ongoing questions regarding cost effectiveness, technical feasibility, and the use of stale data, it is uncertain whether the ROD will be implemented as issued. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations.
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
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense (including the pre-remedial design investigative activities), remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. As of May 31, 2018, the Company’s total liability for its estimated share of the costs of the investigation was $3 million.
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
Other Legacy Environmental Loss Contingencies
The Company’s environmental loss contingencies as of May 31, 2018 and August 31, 2017, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Where investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
During the first nine months of fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.
In addition, the Company’s environmental loss contingencies as of May 31, 2018 include $5 million for the estimated costs related to remediation of soil and groundwater conditions in connection with a closed facility owned and previously operated by an indirectly wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities, including penalties, in connection with this matter at the time such losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible loss or range of possible losses associated with this matter pending completion of on-going studies and determination of remediation plans and pending further negotiations to settle the related enforcement matter.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Steel Manufacturing Operations
The Company’s steel manufacturing operations had no known environmental liabilities as of May 31, 2018 and August 31, 2017.
The steel mill’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to firms that apply treatments that allow for the ultimate disposal of the EAF dust.
The Company’s steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of 950 thousand tons. The Company’s permit was first issued in 1998 and renewed through February 1, 2018. The permit renewal process occurs every five years and is underway for the next renewal period, however, the existing permit is extended by administrative rule until the current renewal process is finalized.
Summary - Environmental Contingencies
Other than the Portland Harbor Superfund site and legacy environmental loss contingencies, which are discussed separately above, management currently believes that adequate provision has been made for the potential impact of these issues and that the ultimate outcomes will not have a material adverse effect on the Company’s consolidated financial statements as a whole. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material in any given period.
Contingencies - Other
Schnitzer Southeast, LLC (a wholly-owned subsidiary of the Company, “SSE”), an SSE employee, the Company and one of the Company’s insurance carriers are named as defendants in five separate wrongful death lawsuits filed in the State of Georgia arising from an accident in 2016 involving a tractor trailer driven by the SSE employee and owned by SSE. Plaintiffs are seeking compensatory and punitive damages, which are unspecified at this stage of the proceedings. These cases are consolidated for discovery purposes but not for trial. On March 1, 2018, a trial date of October 22, 2018 was set in one of the cases. The Company is currently unable to reasonably estimate a range of loss that may be incurred in connection with these cases because a number of key issues remain uncertain. It is reasonably possible that the Company may recognize losses in connection with these lawsuits at the time such losses are probable and can be reasonably estimated. Such losses may be material to the Company’s consolidated financial statements. To the extent that circumstances change and the Company determines that a loss is reasonably possible, can be reasonably estimated, and is material, the Company would then disclose an estimate of the possible loss or range of loss. The Company believes that such losses, if incurred, would be substantially covered by existing insurance coverage.
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
In addition to the restructuring charges recorded related to these initiatives, the Company recognized a net gain from other exit related activities of less than $1 million during the nine months ended May 31, 2017, primarily related to a gain recorded in the second quarter of fiscal 2017 in connection with the disposition of business assets upon the elimination of a metals recycling feeder yard operation.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Equity

Changes in equity comprise the following (in thousands):

	Nine Months Ended May 31, 2018			Nine Months Ended May 31, 2017
	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity	SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance - September 1 (Beginning of period)	$533,586	$3,907	$537,493	$497,721	$3,711	$501,432
Net income	96,781	2,806	99,587	26,276	1,967	28,243
Other comprehensive loss, net of tax	(1,976)	—	(1,976)	(1,207)	—	(1,207)
Reclassification of stranded tax effects of the Tax Act	517	—	517	—	—	—
Distributions to noncontrolling interests	—	(1,709)	(1,709)	—	(1,177)	(1,177)
Share repurchases	(8,778)	—	(8,778)	—	—	—
Restricted stock withheld for taxes	(3,030)	—	(3,030)	(3,300)	—	(3,300)
Share-based compensation	13,815	—	13,815	9,182	—	9,182
Purchase of noncontrolling interest	(183)	(417)	(600)	—	—	—
Dividends	(15,757)	—	(15,757)	(15,615)	—	(15,615)
Balance - May 31 (End of period)	$614,975	$4,587	$619,562	$513,057	$4,501	$517,558

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended May 31, 2018			Three Months Ended May 31, 2017
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - March 1 (Beginning of period)	$(33,420)	$(3,609)	$(37,029)	$(35,333)	$(5,561)	$(40,894)
Other comprehensive loss before reclassifications	(414)	—	(414)	(694)	—	(694)
Income tax (expense) benefit	—	—	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	(414)	—	(414)	(694)	—	(694)
Amounts reclassified from accumulated other comprehensive loss	—	225	225	—	420	420
Income tax benefit	—	(51)	(51)	—	(154)	(154)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	174	174	—	266	266
Net periodic other comprehensive income (loss)	(414)	174	(240)	(694)	266	(428)
Balances - May 31 (End of period)	$(33,834)	$(3,435)	$(37,269)	$(36,027)	$(5,295)	$(41,322)

	Nine Months Ended May 31, 2018			Nine Months Ended May 31, 2017
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(31,828)	$(3,465)	$(35,293)	$(34,539)	$(5,576)	$(40,115)
Other comprehensive income (loss) before reclassifications	(2,006)	(185)	(2,191)	(1,488)	49	(1,439)
Income tax (expense) benefit	—	227	227	—	(194)	(194)
Other comprehensive income (loss) before reclassifications, net of tax	(2,006)	42	(1,964)	(1,488)	(145)	(1,633)
Amounts reclassified from accumulated other comprehensive loss	—	365	365	—	670	670
Income tax benefit	—	(377)	(377)	—	(244)	(244)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(12)	(12)	—	426	426
Net periodic other comprehensive income (loss)	(2,006)	30	(1,976)	(1,488)	281	(1,207)
Balances - May 31 (End of period)	$(33,834)	$(3,435)	$(37,269)	$(36,027)	$(5,295)	$(41,322)

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of fiscal 2018, the Company adopted an accounting standard update that allowed for a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act enacted on December 22, 2017. Reclassifications from AOCI to retained earnings for stranded tax effects in the second quarter of fiscal 2018, both individually and in the aggregate, were not material. Reclassifications from AOCI to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Income for all periods presented.
Note 9 - Share-Based Compensation

In the first quarter of fiscal 2018, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) granted 252,865 restricted stock units (“RSUs”) and 246,161 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan (“SIP”). The RSUs have a five-year term and vest 20% per year commencing October 31, 2018. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures.
The performance share awards comprise two separate and distinct awards with different vesting conditions.
The Compensation Committee granted 119,763 performance share awards based on a relative Total Shareholder Return (“TSR”) metric over a performance period spanning November 14, 2017 to August 31, 2020. Award share payouts range from a threshold of 50% to a maximum of 200% based on the relative ranking of the Company’s TSR among a designated peer group of 16 companies. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The TSR awards contain a market condition and, therefore, once the award recipients complete the requisite service period, the related compensation expense based on the grant-date fair value is not changed, regardless of whether the market condition has been satisfied. The estimated fair value of the TSR awards at the date of grant was $3 million. The Company estimated the fair value of the TSR awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and peer company share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.
The remaining 126,398 performance share awards have a three-year performance period consisting of the Company’s 2018, 2019 and 2020 fiscal years. The performance targets are based on the Company’s return on capital employed over the three-year performance period, with award payouts ranging from a threshold of 50% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $3 million.
The compensation expense associated with performance share awards is recognized over the requisite service period, net of forfeitures. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2020.
In the second quarter of fiscal 2018, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s SIP. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 20,748 shares that will vest in full on the day before the Company’s 2019 annual meeting of shareholders, subject to continued Board service. The total value of these awards at the grant date was $1 million.
Note 10 - Income Taxes

Tax Cuts and Jobs Act and SEC Staff Accounting Bulletin 118
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018. Other pertinent changes in the Tax Act effective for fiscal 2018 include, but are not limited to, acceleration of deductions for qualified property placed in service after September 27, 2017. In addition, effective for the Company’s fiscal 2019 year, the Tax Act also limits the deductibility of some executive compensation and eliminates the deduction for qualified domestic production activities. Changes in the Tax Act not significantly impacting the Company upon enactment include implementation of a modified territorial tax system and other modifications to how foreign earnings are subject to U.S. tax.
As a change in tax law is accounted for in the period of enactment, the Company recognized a discrete benefit of $7 million in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. The

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s effective tax rate in the third quarter and first nine months of fiscal 2018 also reflects application of the Tax Act’s lower federal statutory corporate tax rate to fiscal 2018 projected taxable income.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the impacts of the Tax Act. SAB 118 provides a measurement period, not to exceed one year from the Tax Act enactment date, for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Provisional estimates are subject to adjustment during the measurement period until the accounting is complete. If a company cannot determine a provisional estimate to be included in the financial statements, it must continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The Company’s accounting for the impacts of the Tax Act is incomplete, and the recorded amounts discussed above in this Note are provisional estimates as of May 31, 2018. While the Company was able to reasonably estimate the impact of the reduction in the corporate rate on its U.S. net deferred tax liabilities, it may be affected by other analyses related to the Tax Act including, but not limited to, changes in the underlying accounts to which the respective deferred tax assets and liabilities relate and the state tax effects of adjustments made to federal temporary differences. The provisional benefit resulting from application of the Tax Act’s lower corporate tax rate to fiscal 2018 projected taxable income reflects reasonable estimates of the Company’s fiscal 2018 pre-tax income and effects of the Tax Act. These reasonable estimates include, but are not limited to, the amount of capital expenditures for qualified property that will be placed in service as of the end of fiscal 2018. The Company has not recorded any material adjustments to the provisional amounts recorded in the second quarter of fiscal 2018 related to the Tax Act.
Valuation Allowances
The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. In the second quarter of fiscal 2018, the Company released valuation allowances against certain U.S. and state deferred tax assets resulting in a discrete tax benefit of $7 million. The release of these valuation allowances was the result of sufficient positive evidence at the time, including cumulative income in recent years and projections of future taxable income based primarily on the Company’s improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. The Company continues to maintain valuation allowances against certain U.S. and state and all Canadian and Puerto Rican deferred tax assets.
Effective Tax Rate
The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2018 was an expense of 21.7% and 5.7%, respectively, compared to 0.9% and 2.5%, respectively, for the comparable prior year periods. The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2018 was lower than the federal statutory rate of 25.7% primarily due to the lower projected annual effective tax rate applied to quarterly results and the discrete benefits recorded in the second quarter of fiscal 2018 resulting from enactment of the Tax Act and release of valuation allowances against certain deferred tax assets. The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2017 was lower than the federal statutory rate at the time of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate in the third quarter and first nine months of fiscal 2017 was the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2017 remain subject to examination under the statute of limitations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Income from continuing operations	$38,504	$17,379	$99,515	$28,518
Net income attributable to noncontrolling interests	(1,046)	(687)	(2,806)	(1,967)
Income from continuing operations attributable to SSI	37,458	16,692	96,709	26,551
Income (loss) from discontinued operations, net of tax	(56)	(127)	72	(275)
Net income attributable to SSI	$37,402	$16,565	$96,781	$26,276
Computation of shares:
Weighted average common shares outstanding, basic	27,676	27,601	27,719	27,499
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	960	102	927	193
Weighted average common shares outstanding, diluted	28,636	27,703	28,646	27,692
Common stock equivalent shares of 375,653 and 309,476 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and nine months ended May 31, 2017, respectively. No common stock equivalent shares were considered antidilutive for the three and nine months ended May 31, 2018.
Note 12 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million for each of the three months ended May 31, 2018 and 2017, and $12 million and $11 million for the nine months ended May 31, 2018 and 2017, respectively.
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
Prior to the fourth quarter of fiscal 2017, the Company’s internal organizational and reporting structure supported two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Steel Manufacturing Business (“SMB”). In the fourth quarter of fiscal 2017, in accordance with its plan announced in June 2017, the Company modified its internal organizational and reporting structure to combine its steel manufacturing operations, which had been reported as the SMB segment, with its Oregon metals recycling operations, which had been reported within the AMR segment, forming a new division named Cascade Steel and Scrap (“CSS”). This resulted in a realignment of how the Chief Executive Officer, who is considered the Company’s chief operating decision maker, reviews performance and makes decisions on resource allocation. The Company began reporting under this new segment structure in the fourth quarter of fiscal 2017 as reflected in its Annual Report on Form 10-K for the year ended August 31, 2017. The segment data for the comparable periods presented herein have been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the Company’s consolidated financial performance for any of the periods presented.
AMR buys and processes ferrous and nonferrous scrap metal for sale to foreign and domestic steel producers or their representatives and procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. These auto parts stores also supply the Company’s shredding facilities with autobodies that are processed into saleable recycled scrap metal. CSS operates a steel mini-mill that produces a range of finished steel long products using recycled scrap metal and other raw materials. CSS’s steel mill obtains substantially all of its recycled scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS’s metals recycling operations also sell recycled metal to external customers primarily in export markets.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. Three of the joint venture interests are presented as part of AMR operations, and one interest is presented as part of CSS operations. The joint ventures sell recycled scrap metal to AMR and to CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties.
Intersegment sales from AMR to CSS are made at prices that approximate local market rates. These intercompany sales tend to produce intercompany profits which are not recognized until the finished products are ultimately sold to third parties.
The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income and expense to its reportable segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. In addition, the Company does not allocate certain items to the segment operating income because management does not include the information in its measurement of the performance of the operating segments. Such unallocated items include restructuring charges and other exit-related activities, charges related to certain legacy environmental liabilities, and provisions for certain legal matters. Because of the unallocated income and expense, the operating income of each reportable segment does not reflect the operating income the reportable segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Revenues:
Auto and Metals Recycling:
Revenues	$529,611	$385,396	$1,377,450	$970,311
Less: Intersegment revenues	(7,271)	(4,533)	(19,086)	(11,349)
AMR external customer revenues	522,340	380,863	1,358,364	958,962
Cascade Steel and Scrap:
Revenues	130,076	96,225	336,774	234,371
Total revenues	$652,416	$477,088	$1,695,138	$1,193,333
The table below illustrates the reconciliation of the Company’s segment operating income to income from continuing operations before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Auto and Metals Recycling	$54,980	$29,520	$135,284	$67,414
Cascade Steel and Scrap	10,793	1,163	24,682	(2,744)
Segment operating income	65,773	30,683	159,966	64,670
Restructuring charges and other exit-related activities	(70)	(93)	(261)	200
Corporate and eliminations	(14,469)	(11,443)	(48,690)	(30,965)
Operating income	51,234	19,147	111,015	33,905
Interest expense	(2,483)	(2,131)	(6,823)	(5,969)
Other income, net	403	524	1,353	1,318
Income from continuing operations before income taxes	$49,154	$17,540	$105,545	$29,254

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	May 31, 2018	August 31, 2017
Auto and Metals Recycling(1)	$1,449,838	$1,298,757
Cascade Steel and Scrap(1)	725,081	696,269
Total segment assets	2,174,919	1,995,026
Corporate and eliminations(2)	(1,097,649)	(1,061,271)
Total assets	$1,077,270	$933,755
_____________________________

(1)
AMR total assets included $4 million and $5 million for investments in joint ventures as of May 31, 2018 and August 31, 2017, respectively. CSS total assets included $7 million for investments in joint ventures as of May 31, 2018 and August 31, 2017.

(2)	The substantial majority of Corporate and eliminations total assets are composed of Corporate intercompany payables to the Company’s operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2018 and 2017. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2017, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.
General
Founded in 1906, Schnitzer Steel Industries, Inc. (“SSI”), an Oregon corporation, is one of the largest recyclers of ferrous and nonferrous scrap metal in North America, including end-of-life vehicles, and a manufacturer of finished steel products.
Our internal organizational and reporting structure supports two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business.
Prior to the fourth quarter of fiscal 2017, our internal organizational and reporting structure supported two operating and reportable segments: AMR and the Steel Manufacturing Business (“SMB”). In the fourth quarter of fiscal 2017, in accordance with our plan announced in June 2017, we modified our internal organizational and reporting structure to combine our steel manufacturing operations, which had been reported as our SMB segment, with our Oregon metals recycling operations, which had been reported within our AMR segment, forming a new division named Cascade Steel and Scrap. The Oregon metals recycling operations include our shredding and export facilities in Portland, Oregon, and also include four metals recycling feeder yard operations located in Oregon and Southern Washington and one metals recycling joint venture ownership interest. The Oregon metals recycling operations source substantially all of the scrap raw material needs of our steel manufacturing operations. This change in organizational structure is intended to enhance our flexibility, generate internal synergies, and enable us to more effectively adjust to market changes across our recycling and steel manufacturing operations. We began reporting under this new segment structure in the fourth quarter of fiscal 2017 as reflected in our Annual Report on Form 10-K for the year ended August 31, 2017. The segment data for the comparable periods presented herein have been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the consolidated financial performance of SSI for any of the periods presented.
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
CSS operates a steel mini-mill in McMinnville, Oregon that produces a range of finished steel long products such as reinforcing bar (rebar) and wire rod and sells to industrial customers primarily in North America. The primary feedstock for the manufacture of its products is recycled scrap metal. CSS’s steel mill obtains substantially all of its scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS’s metals recycling operations include a collection, shredding and export operation in Portland, Oregon; four feeder yard operations located in Oregon and Southern Washington; and one metals recycling joint venture ownership interest. Additionally, CSS purchases small volumes of ferrous scrap metal from AMR and sells ferrous and nonferrous recycled scrap metal into the export market.
We use segment operating income to measure our segment performance. We do not allocate corporate interest income and expense, income taxes and other income and expense to our reportable segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. In addition, we do not allocate certain items to the segment operating income because management does not include the information in its measurement of the performance of the operating segments. Such unallocated items include restructuring charges and other exit-related activities, charges related to certain legacy environmental liabilities, and provisions for certain legal matters. Because of the unallocated income and expense, the operating income of each reportable segment does not reflect the operating income the reportable segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

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
Our deep water port facilities on both the East and West Coasts of the United States (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Tacoma, Washington; and Portland, Oregon) and access to public deep water port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by enabling us to ship bulk cargoes to steel manufacturers located in Europe, Africa, the Middle East, Asia, North America, Central America and South America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, and wire and cable producers globally. We also transport both ferrous and nonferrous metals by truck, rail and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities, and to meet regional domestic demand.
Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for ferrous and nonferrous recycled metal and finished steel products, the supply of scrap metal in our domestic markets, and varying demand for used auto parts from our self-service retail stores. Certain of these factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection at our facilities, and retail admissions at our auto parts stores. Further, trade actions, including tariffs and any retaliation by affected countries, can impact profit on sales of our products and, in certain cases, impede our ability to sell to certain export markets or require us to direct our sales to alternative market destinations, which can cause our quarterly operating results to fluctuate. For further information regarding the potential impact of uncertainty in global markets including the impact of tariffs and other trade actions on our business and results of operations, see Part II, Item 1A. Risk Factors of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Executive Overview of Financial Results for the Third Quarter of Fiscal 2018
We generated consolidated revenues of $652 million in the third quarter of fiscal 2018, an increase of 37% from the $477 million of consolidated revenues in the third quarter of fiscal 2017, reflecting significantly improved market conditions for ferrous recycled metal, particularly in the export market, and the higher-price environment for our finished steel products, compared to the prior year quarter. In the third quarter of fiscal 2018, the average net selling price for ferrous recycled metal at AMR was 31% higher compared to the prior year period, and ferrous sales volumes at AMR were 19% higher compared to the prior year period. The average net selling price for our finished steel products in the third quarter of fiscal 2018 increased by 29% compared to the prior year quarter.
Consolidated operating income was $51 million in the third quarter of fiscal 2018, compared to $19 million in the third quarter of fiscal 2017. AMR reported operating income in the third quarter of fiscal 2018 of $55 million, compared to $30 million in the prior year period. Operating results at AMR in the third quarter of fiscal 2018 benefited from the stronger market conditions for ferrous recycled metal which, in combination with benefits from commercial initiatives, led to an increase in the supply of scrap metal and higher processed volumes compared to the prior year quarter. The higher-price environment together with benefits from commercial initiatives also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for the third quarter of fiscal 2018 expanding by approximately 26% compared to the prior year quarter. CSS reported operating income of $11 million in the third quarter of 2018, compared to $1 million in the prior year quarter, reflecting improved metal margins from selling prices increasing faster than raw material purchase prices, reduced price pressure from steel imports, steady demand for finished steel products in the West Coast markets, as well as operational synergies gained following the integration of our steel manufacturing and Oregon metals recycling operations in the fourth quarter of fiscal 2017 to form the CSS division. CSS’s operating results in the third quarter of 2017 were adversely impacted by competition from lower-priced steel imports, which limited the extent to which selling prices could be increased in a period of rising material costs. Consolidated selling, general and administrative (“SG&A”) expense in the third quarter of fiscal 2018 increased by $6 million, or 12%, compared to the prior year quarter primarily due to higher incentive compensation accruals as a result of improved operating performance and increased professional services expenses.
Net income from continuing operations attributable to SSI in the third quarter of fiscal 2018 was $37 million, or $1.31 per diluted share, compared to $17 million, or $0.60 per diluted share, in the prior year quarter.
The following items further highlight selected liquidity and capital structure metrics:

•	For the first nine months of fiscal 2018, net cash provided by operating activities of $54 million, compared to $51 million in the prior year comparable period;

•	Debt of $173 million as of May 31, 2018, compared to $145 million as of August 31, 2017;

•
Debt, net of cash, of $163 million as of May 31, 2018, compared to $138 million as of August 31, 2017 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2); and

•	Share repurchases totaling $9 million in the first nine months of fiscal 2018, compared to none in the prior year comparable period.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2018	2017	% Change	2018	2017	% Change
Revenues:
Auto and Metals Recycling	$529,611	$385,396	37%	$1,377,450	$970,311	42%
Cascade Steel and Scrap	130,076	96,225	35%	336,774	234,371	44%
Intercompany revenue eliminations(1)	(7,271)	(4,533)	60%	(19,086)	(11,349)	68%
Total revenues	652,416	477,088	37%	1,695,138	1,193,333	42%
Cost of goods sold:
Auto and Metals Recycling	441,089	323,676	36%	1,144,937	817,537	40%
Cascade Steel and Scrap	115,344	91,795	26%	301,197	227,336	32%
Intercompany cost of goods sold eliminations(1)	(7,269)	(4,362)	67%	(18,257)	(11,068)	65%
Total cost of goods sold	549,164	411,109	34%	1,427,877	1,033,805	38%
Selling, general and administrative expense:
Auto and Metals Recycling	35,058	33,207	6%	98,537	88,704	11%
Cascade Steel and Scrap	4,660	3,972	17%	12,468	10,378	20%
Corporate(2)	14,467	11,272	28%	47,861	30,684	56%
Total selling, general and administrative expense	54,185	48,451	12%	158,866	129,766	22%
(Income) loss from joint ventures:
Auto and Metals Recycling	(51)	37	NM	157	(2,300)	NM
Cascade Steel and Scrap	(721)	(705)	2%	(1,485)	(1,000)	49%
Total (income) from joint ventures	(772)	(668)	16%	(1,328)	(3,300)	(60)%
Other asset impairment charges (recoveries), net:
Auto and Metals Recycling	(1,465)	(1,044)	40%	(1,465)	(1,044)	40%
Cascade Steel and Scrap	—	—	NM	(88)	401	NM
Total other asset impairment charges (recoveries), net	(1,465)	(1,044)	40%	(1,553)	(643)	142%
Operating income (loss):
Auto and Metals Recycling	54,980	29,520	86%	135,284	67,414	101%
Cascade Steel and Scrap	10,793	1,163	828%	24,682	(2,744)	NM
Segment operating income	65,773	30,683	114%	159,966	64,670	147%
Restructuring charges and other exit-related activities(3)	(70)	(93)	(25)%	(261)	200	NM
Corporate expense(2)	(14,467)	(11,272)	28%	(47,861)	(30,684)	56%
Change in intercompany profit elimination(4)	(2)	(171)	(99)%	(829)	(281)	195%
Total operating income	$51,234	$19,147	168%	$111,015	$33,905	227%
_____________________________
NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

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
Auto and Metals Recycling

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2018	2017	% Change	2018	2017	% Change
Ferrous revenues	$363,566	$236,833	54%	$926,236	$594,366	56%
Nonferrous revenues	127,288	113,487	12%	348,019	283,096	23%
Retail and other revenues	38,757	35,076	10%	103,195	92,849	11%
Total segment revenues	529,611	385,396	37%	1,377,450	970,311	42%
Segment operating income	$54,980	$29,520	86%	$135,284	$67,414	101%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$314	$263	19%	$286	$228	25%
Foreign	$347	$255	36%	$328	$237	38%
Average	$337	$258	31%	$316	$234	35%
Ferrous sales volume (LT, in thousands):
Domestic	293	291	1%	770	709	9%
Foreign	690	534	29%	1,906	1,572	21%
Total ferrous sales volume (LT, in thousands)	983	825	19%	2,676	2,281	17%
Average nonferrous sales price ($/pound)(1)(2)	$0.74	$0.65	14%	$0.73	$0.63	16%
Nonferrous sales volumes (pounds, in thousands)(2)	146,043	150,356	(3)%	404,729	390,448	4%
Cars purchased (in thousands)(3)	109	108	1%	319	298	7%
Number of auto parts stores at period end	53	53	—%	53	53	—%
Outbound freight in cost of goods sold	$36,474	$28,533	28%	$91,720	$70,492	30%
_____________________________
LT = Long Ton, which is equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.

(3)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the third quarter and first nine months of fiscal 2018 increased by 37% and 42%, respectively, compared to the same periods in the prior year primarily due to stronger market conditions for ferrous recycled metal, particularly in the export markets, resulting in significantly higher average net selling prices and increased sales volumes for our ferrous products compared to the prior year periods. Nonferrous revenues in the third quarter of fiscal 2018 increased 12% compared to the prior year quarter reflecting the impacts of higher average net selling prices offset in part by lower sales volumes. For the first nine months of fiscal 2018, nonferrous revenues increased by 23% compared to the prior year period reflecting a 16% increase in average net selling prices and higher sales volumes.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Operating Income
Operating income in the third quarter and first nine months of fiscal 2018 was $55 million and $135 million, respectively, compared to $30 million and $67 million, respectively, in the comparable prior periods. Operating results at AMR in fiscal 2018 benefited from stronger market conditions for ferrous recycled metal which, in combination with benefits from commercial initiatives, led to an increase in the supply of scrap metal and higher processed volumes compared to the prior year periods. The higher-price environment together with benefits from commercial initiatives also positively impacted the spread between direct purchase costs and selling prices of ferrous recycled metal at AMR, with the metal spread for the third quarter and first nine months of fiscal 2018 expanding by approximately 26% and 29%, respectively, compared to the prior year periods. AMR’s operating results in the first nine months of fiscal 2018 also benefited from improved yields of nonferrous material from end-of-life vehicles and the shredding process. Operating margins in the first nine months of fiscal 2018 and 2017 benefited from a favorable impact from average inventory accounting, with the fiscal 2018 impact being greater, but not a major contributor to the improvement in operating results relative to benefits from other performance drivers. AMR selling, general and administrative (“SG&A”) expense in the third quarter and first nine months of fiscal 2018 increased by $2 million, or 6%, and $10 million, or 11%, respectively, compared to the prior year periods primarily due to higher incentive compensation accruals as a result of improved operating performance and other expenses related to higher volumes.
Cascade Steel and Scrap

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2018	2017	% Change	2018	2017	% Change
Steel revenues(1)	$103,726	$81,966	27%	$265,714	$192,852	38%
Recycling revenues(2)	26,350	14,259	85%	71,060	41,519	71%
Total segment revenues	130,076	96,225	35%	336,774	234,371	44%
Segment operating income (loss)	$10,793	$1,163	828%	$24,682	$(2,744)	NM
Finished steel average sales price ($/ST)(3)	$703	$545	29%	$642	$521	23%
Finished steel products sold (ST, in thousands)	140	141	(1)%	392	348	13%
Rolling mill utilization(4)	91%	85%	7%	90%	80%	13%
___________________________
ST = Short Ton, which is equivalent to 2,000 pounds
NM = Not Meaningful

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.

(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.

(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.
CSS Segment Revenues
Revenues in the third quarter and first nine months of fiscal 2018 increased by $34 million, or 35%, and $102 million, or 44%, respectively, compared to the same periods in the prior year primarily due to significantly higher average selling prices for our finished steel products and increased export sales of ferrous recycled scrap metal. The higher average selling prices for our finished steel products reflect the impacts of higher steel-making raw material costs compared to the prior year periods, as well as reduced pressure from steel imports.
CSS Segment Operating Income (Loss)
Operating income in the third quarter and first nine months of fiscal 2018 was $11 million and $25 million, respectively, compared to operating income of $1 million and operating loss of $3 million, respectively, in the third quarter and first nine months of fiscal 2017. Improved operating results in the third quarter and first nine months of fiscal 2018 reflect significantly higher metal margins from selling prices increasing faster than raw material purchase prices, reduced price pressure from steel imports, steady demand for finished steel products in the West Coast markets, as well as operational synergies gained following the integration of our steel manufacturing and Oregon metals recycling operations in the fourth quarter of fiscal 2017 to form the CSS division. CSS’s operating results in the third quarter and first nine months of fiscal 2017 were adversely impacted by competition from lower-priced imports, which limited the extent to which selling prices could be increased in a period of rising material costs. In addition, downtime associated with major equipment upgrades at our steel mill during the first quarter of fiscal 2017 resulted in $2 million of maintenance costs in the first quarter of fiscal 2017 and operating margin compression during the first nine months of fiscal 2017.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Corporate
Corporate SG&A expense for the third quarter and first nine months of fiscal 2018 was $14 million and $48 million, respectively, compared to $11 million and $31 million, respectively, for the same periods in the prior year. The higher levels of expense in the first nine months of fiscal 2018 are due to increased incentive compensation accruals as a result of improved operating performance, higher legal and professional services expenses, and legacy environmental liabilities recorded in the first quarter.
Income Tax
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the Federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018. Other changes in the Tax Act effective for fiscal 2018 include, but are not limited to, acceleration of deductions for qualified property placed in service after September 27, 2017. In addition, effective for the Company’s fiscal 2019 year, the Tax Act also limits the deductibility of some executive compensation and eliminates the deduction for qualified domestic production activities. Changes in the Tax Act not significantly impacting us upon enactment include implementation of a modified territorial tax system and other modifications to how foreign earnings are subject to U.S. tax.
Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results beginning with the Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust the provisional amounts. Adjustments to provisional amounts could be material to our results of operations and cash flows. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.
The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2018 was an expense of 21.7% and 5.7%, respectively, compared to an expense of 0.9% and 2.5%, respectively, for the comparable prior year periods. The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2018 was lower than the federal statutory rate of 25.7% primarily due to the lower projected annual effective tax rate applied to quarterly results and discrete benefits recorded in the second quarter of fiscal 2018 comprising $7 million resulting from enactment of the Tax Act and $7 million from release of valuation allowances against certain deferred tax assets. The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2017 was lower than the federal statutory rate at the time of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate in the third quarter and first nine months of fiscal 2017 was the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. As discussed above in this section, in the second quarter of fiscal 2018, we released valuation allowances resulting in a discrete tax benefit of $7 million. The release of these valuation allowances was the result of sufficient positive evidence at the time, including cumulative income in recent years and projections of future taxable income based primarily on our improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized.
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

Sources and Uses of Cash
We had cash balances of $10 million and $7 million as of May 31, 2018 and August 31, 2017, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2018, debt was $173 million, compared to $145 million as of August 31, 2017, and debt, net of cash, was $163 million, compared to $138 million as of August 31, 2017 (refer to Non-GAAP Financial Measures at the end of this Item 2). Debt, net of cash, increased by $25 million primarily due to increased working capital resulting from higher sales and purchase volumes and the higher price environment.
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2018 was $54 million, compared to $51 million in the first nine months of fiscal 2017.
Uses of cash in the first nine months of fiscal 2018 included a $62 million increase in accounts receivable primarily due to increases in recycled metal and finished steel selling prices and sales volumes, as well as the timing of sales and collections, a $58 million increase in inventories due to higher raw material purchase prices, higher volumes on hand and the timing of purchases and sales, and a $7 million increase in prepaid expenses and other current assets primarily due to the timing of insurance payments and recognition of a litigation settlement receivable. Sources of cash in the first nine months of fiscal 2018 included a $26 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, and a $9 million increase in other accrued liabilities primarily due to higher legal accruals.
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
Investing Activities
Net cash used in investing activities was $45 million in the first nine months of fiscal 2018, compared to $35 million in the first nine months of fiscal 2017.
Cash used in investing activities in the first nine months of fiscal 2018 included capital expenditures of $46 million to upgrade our equipment and infrastructure and for additional investments in nonferrous processing technologies and environmental-related assets, compared to $32 million in the prior year period. Cash used in investing activities in the first nine months of fiscal 2017 also included the purchase of a cost-method investment for $6 million.
Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2018 was $6 million, compared to $28 million in the first nine months of fiscal 2017.
Cash flows from financing activities in the first nine months of fiscal 2018 included $24 million in net borrowing of debt, compared to $8 million in net repayments of debt in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). The higher net borrowings of debt compared to the prior year period were primarily due to the increased funding of working capital. Uses of cash in the first nine months of fiscal 2018 and 2017 also included $16 million and $15 million, respectively, for the payment of dividends. Cash used in financing activities in the first nine months of fiscal 2018 also included $9 million for share repurchases.
Debt
Our senior secured revolving credit facilities, which provide for revolving loans of $335 million and C$15 million, mature in April 2021 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the agreement are based, at our option, on either the London Interbank Offered Rate (“LIBOR”), or the Canadian equivalent, plus a spread of between 1.75% and 2.75%, with the amount of the spread based on a pricing grid tied to the Company’s leverage ratio, or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.00% based on a pricing grid tied to the Company’s leverage ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.40% based on a pricing grid tied to our leverage ratio.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We had borrowings outstanding under the credit facilities of $165 million as of May 31, 2018 and $140 million as of August 31, 2017. The weighted average interest rate on amounts outstanding under this facility was 4.19% and 3.48% as of May 31, 2018 and August 31, 2017, respectively.
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
As of May 31, 2018, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 4.77 to 1.00 as of May 31, 2018. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.23 to 1.00 as of May 31, 2018. The asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.96 to 1.00 as of May 31, 2018.
The Company’s obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.
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
Capital Expenditures
Capital expenditures totaled $46 million for the first nine months of fiscal 2018, compared to $32 million for the prior year period. We currently plan to make capital expenditures in the range of $60 million to $75 million in fiscal 2018 for equipment replacement and upgrades, further investment in nonferrous processing technologies, and environmental-related projects. We plan to use cash generated from operations and available credit facilities to fund these capital expenditures.
Dividends
On April 30, 2018, our Board of Directors declared a dividend for the third quarter of fiscal 2018 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 29, 2018.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures, we invested $8 million in capital expenditures for environmental projects in the first nine months of fiscal 2018, and plan to invest up to $20 million for such projects in fiscal 2018. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“the Site”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site and certain other legacy environmental loss contingencies could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.
Share Repurchase Program
Pursuant to our amended share repurchase program, we have existing authorization to repurchase up to approximately 1.5 million shares of our Class A common stock when we deem such repurchases to be appropriate. We evaluate short- and long-range forecasts as well as anticipated sources and uses of cash before determining the course of action in our share repurchase program. Prior to the third quarter of fiscal 2018, we had repurchased approximately 7.3 million shares of the 9.0 million shares authorized for repurchase under the program. In the third quarter and first nine months of fiscal 2018, we repurchased 166 thousand and 266 thousand shares, respectively, of our Class A common stock for a total of $5 million and $9 million, respectively.
Assessment of Liquidity and Capital Resources
Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.
We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions, debt service requirements, environmental obligations and other contingencies. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.
Off-Balance Sheet Arrangements
None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2018, we had $10 million outstanding under these arrangements.
Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2017, as updated in subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2017 and February 28, 2018.
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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2018	August 31, 2017
Short-term borrowings	$1,146	$721
Long-term debt, net of current maturities	171,545	144,403
Total debt	172,691	145,124
Less: cash and cash equivalents	10,090	7,287
Total debt, net of cash	$162,601	$137,837
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2018	2017
Borrowings from long-term debt	$426,480	$360,626
Repayments of long-term debt	(402,153)	(368,843)
Net borrowings (repayments) of debt	$24,327	$(8,217)
Adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income (loss), adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures provides a meaningful presentation of our results from business operations excluding adjustments for other asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and the income tax expense allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016 and concluded in the first quarter of fiscal 2018, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Income and are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income (loss), adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Consolidated operating income:
As reported	$51,234	$19,147	$111,015	$33,905
Other asset impairment charges (recoveries), net	(1,465)	(1,044)	(1,553)	(643)
Restructuring charges and other exit-related activities	70	93	261	(200)
Recoveries related to the resale or modification of previously contracted shipments	—	(171)	(417)	(727)
Adjusted	$49,839	$18,025	$109,306	$32,335

AMR operating income:
As reported	$54,980	$29,520	$135,284	$67,414
Other asset impairment charges (recoveries), net	(1,465)	(1,044)	(1,465)	(1,044)
Recoveries related to the resale or modification of previously contracted shipments	—	(171)	(417)	(727)
Adjusted	$53,515	$28,305	$133,402	$65,643

CSS operating income (loss):
As reported	$10,793	$1,163	$24,682	$(2,744)
Other asset impairment charges (recoveries), net	—	—	(88)	401
Adjusted	$10,793	$1,163	$24,594	$(2,343)

Net income from continuing operations attributable to SSI:
As reported	$37,458	$16,692	$96,709	$26,551
Other asset impairment charges (recoveries), net	(1,465)	(1,044)	(1,553)	(643)
Restructuring charges and other exit-related activities	70	93	261	(200)
Recoveries related to the resale or modification of previously contracted shipments	—	(171)	(417)	(727)
Income tax expense allocated to adjustments(1)	86	3	176	9
Adjusted	$36,149	$15,573	$95,176	$24,990

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$1.31	$0.60	$3.38	$0.96
Other asset impairment charges (recoveries), net	(0.05)	(0.04)	(0.05)	(0.02)
Restructuring charges and other exit-related activities	—	—	0.01	(0.01)
Recoveries related to the resale or modification of previously contracted shipments	—	(0.01)	(0.01)	(0.03)
Income tax expense allocated to adjustments(1)	—	—	0.01	—
Adjusted(2)	$1.26	$0.56	$3.32	$0.90
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for finished steel products and ferrous and nonferrous metals including scrap metal, end-of-life vehicles and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices on a timely basis. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices at May 31, 2018, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of May 31, 2018.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2017.
Credit Risk
As of May 31, 2018 and August 31, 2017, 42% and 33%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 97% and 88% was less than 60 days past due as of May 31, 2018 and August 31, 2017, respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of May 31, 2018 and August 31, 2017, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, as updated in Part II, “Item 1. Legal Proceedings” in subsequent Quarterly Reports on Form 10-Q including below. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.
With respect to the previously reported matter in which the Company had received a pre-filing negotiation letter from the United States Environmental Protection Agency (“EPA”) relating to alleged violations of environmental requirements stemming from industrial stormwater inspections conducted in May and October 2016 and hazardous waste management inspections conducted in June 2017 at two of our facilities in Kansas City, EPA and Pick-N-Pull Auto Dismantlers, Kansas City, LLC, an indirect wholly-owned subsidiary which operates the two facilities, entered into a settlement agreement effective June 12, 2018 to resolve the alleged violations. The settlement involves the payment of $154,391 as a civil penalty and increased site monitoring and reporting, including documentation of specified best management practices and training, the costs of which are not expected to be material.
With respect to the previously reported matter in which the California Office of the Attorney General (“COAG”) received a formal enforcement referral relating to a facility which we operate in California that grew out of an agency inspection of the facility in November 2013 and subsequent issuance of a Summary of Violations setting forth a number of alleged violations relating to hazardous waste management requirements, COAG and Schnitzer Fresno, Inc., a wholly-owned subsidiary, which operates the facility, have agreed to settle the matter for $490,000, of which $368,000 shall be paid as a civil penalty and $122,000 shall be paid for agency investigation and enforcement costs. The Company is in the process of negotiating the settlement documentation and does not believe the resolution of this threatened enforcement proceeding will be material to its financial position, results of operations, cash flows or liquidity.
With respect to the previously reported matter in which we were informed in late July 2017 that the New Hampshire Office of the Attorney General (“NHOAG”) is contemplating bringing a civil action in connection with a legacy environmental issue at a closed facility in New Hampshire owned and previously operated by New England Metal Recycling LLC (“NEMR”), an indirect wholly-owned subsidiary, on June 15, 2018 the NHOAG sent a letter indicating their intent to file a petition seeking civil penalties and injunctive relief in this matter. The letter included a draft petition and stated the NHOAG’s interest in beginning negotiations which may lead to a resolution of this matter. The Company had previously entered into a tolling agreement with the NHOAG and intends to enter into negotiations with the NHOAG to settle this matter. While the NHOAG’s letter stated their views as to the seriousness of the matter, it did not include a settlement demand.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2017, except for the changes disclosed in the subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2017 and February 28, 2018, and the following:
Uncertainty in global markets including the impact of tariffs and other trade actions may adversely affect our business, financial position and results of operations
We generate a substantial portion of our revenues from sales to customers located outside the United States including countries in Asia, the Mediterranean region and North, Central and South America. For example, ferrous exports made up approximately 70 percent of AMR’s total annual ferrous sales volumes and nonferrous exports made up approximately 60 percent of AMR’s total annual nonferrous sales volumes in each of the last three fiscal years. While our ferrous export destinations are highly diversified, China has been our largest sales destination for nonferrous exports. Our ability to sell our products profitably, or at all, into international markets is subject to a number of risks including adverse impacts of political, economic, military, terrorist or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. The occurrence of such events and conditions may adversely affect our business, financial position and results of operations.
For example, in fiscal 2017, regulators in China began implementing the National Sword initiative involving inspections of Chinese industrial enterprises, including recyclers, in order to identify rules violations with respect to discharge of pollutants or illegally transferred scrap imports. Restrictions resulting from the National Sword initiative include a ban on certain imported recycled products, lower contamination limits for permitted recycled materials, and more comprehensive pre- and post-shipment inspection requirements. Recent disruptions in pre-inspection certifications and stringent inspection procedures at certain Chinese destination

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ports have limited access to these destinations and resulted in the renegotiation of certain nonferrous customer contracts in connection with redirection of such shipments to alternate destinations. Based on the most current information available, we believe that the potential impact on our recycling operations could include requirements that mandate additional processing of certain nonferrous recycled scrap metal products, as well as increased inspection and certification activities with respect to exports to China. As regulatory developments progress, we may need to make further investments in nonferrous processing equipment where economically justified, incur additional costs in order to comply with new inspection requirements, or seek alternative markets for the impacted products, which may result in lower sales prices or higher costs and may adversely impact our business or results of operations.
In March 2018, the United States imposed a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. These new tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments have initiated or are considering imposing trade measures on other U.S. goods. For example, in April 2018, the Government of China imposed tariffs on a list of U.S. products including a 25 percent tariff on aluminum scrap, a product we sell. To the extent these tariffs and other trade actions result in a decrease in international steel demand or negatively impact demand for our products, our business may be adversely impacted. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, the impact of the trade actions on our operations or results remains uncertain.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program, as amended in 2001, 2006 and 2008, our Board of Directors authorized the repurchase of 9.0 million shares of our Class A common stock when management deems such repurchases to be appropriate. Prior to the third quarter of fiscal 2018, we had repurchased approximately 7.3 million shares of our Class A common stock under the program. We repurchased 166 thousand shares of our Class A common stock under the program in open-market transactions during the third quarter of fiscal 2018.
The table below presents a summary of our share repurchases during the quarter ended May 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 1 – March 31, 2018	—	—	—	1,702,326
April 1 – April 30, 2018	100,000	$31.79	100,000	1,602,326
May 1 – May 31, 2018	66,013	$30.27	66,013	1,536,313
Total third quarter 2018	166,013		166,013
The share repurchase program does not require us to acquire any specific number of shares. The program does not have a stated expiration date, and we may suspend, extend or terminate the program at any time without prior notice. The program may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs. We evaluate short- and long-range forecasts as well as anticipated sources and uses of cash before determining the course of action that would best enhance shareholder value.

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

101
The following financial information from Schnitzer Steel Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2018 and 2017, (ii) Unaudited Condensed Consolidated Balance Sheets as of May 31, 2018 and August 31, 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2018 and 2017, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 26, 2018	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 26, 2018	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations