Form 10-Q
period 2018-11-30
SCHNITZER STEEL INDUSTRIES INC
filed 2019-01-09
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	November 30, 2018
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes  ☐    No  ☒
The Registrant had 26,826,217 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 7, 2019.

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
We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of tariffs, quotas and other trade actions; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; inability to realize expected benefits from investments in technology; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits or renew facility leases; compliance with climate change and greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)
(Currency - U.S. Dollar)

	November 30, 2018	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,216	$4,723
Accounts receivable, net of allowance for doubtful accounts of $2,573 and $2,586	193,439	169,418
Inventories	200,562	205,877
Refundable income taxes	3,664	4,668
Prepaid expenses and other current assets	37,791	63,673
Total current assets	446,672	448,359
Property, plant and equipment, net of accumulated depreciation of $741,693 and $731,561	422,686	415,711
Investments in joint ventures	11,855	11,532
Goodwill	167,693	168,065
Intangibles, net of accumulated amortization of $3,647 and $3,476	4,187	4,358
Deferred income taxes	29,476	30,333
Other assets	26,635	26,459
Total assets	$1,109,204	$1,104,817
Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,156	$1,139
Accounts payable	110,235	128,495
Accrued payroll and related liabilities	19,347	46,410
Environmental liabilities	10,812	6,682
Other accrued liabilities	52,478	71,951
Total current liabilities	194,028	254,677
Deferred income taxes	14,470	11,742
Long-term debt, net of current maturities	167,394	106,237
Environmental liabilities, net of current portion	42,789	47,150
Other long-term liabilities	14,540	14,901
Total liabilities	$433,221	$434,707
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,826 and 26,502 shares issued and outstanding	26,826	26,502
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	32,592	36,929
Retained earnings	650,695	639,684
Accumulated other comprehensive loss	(38,399)	(37,237)
Total SSI shareholders’ equity	671,914	666,078
Noncontrolling interests	4,069	4,032
Total equity	675,983	670,110
Total liabilities and equity	$1,109,204	$1,104,817
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)
(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2018	2017
Revenues	$564,020	$483,279
Operating expense:
Cost of goods sold	490,132	406,251
Selling, general and administrative	51,419	51,043
(Income) from joint ventures	(485)	(450)
Other asset impairment charges (recoveries), net	63	(88)
Restructuring charges and other exit-related activities	202	100
Operating income	22,689	26,423
Interest expense	(1,906)	(2,059)
Other income, net	23	849
Income from continuing operations before income taxes	20,806	25,213
Income tax expense	(4,116)	(5,957)
Income from continuing operations	16,690	19,256
Loss from discontinued operations, net of tax	(72)	(35)
Net income	16,618	19,221
Net income attributable to noncontrolling interests	(430)	(857)
Net income attributable to SSI	$16,188	$18,364

Net income per share attributable to SSI:
Basic:
Income per share from continuing operations attributable to SSI	$0.59	$0.66
Loss per share from discontinued operations attributable to SSI	—	—
Net income per share attributable to SSI	$0.59	$0.66
Diluted:
Income per share from continuing operations attributable to SSI	$0.57	$0.64
Loss per share from discontinued operations attributable to SSI	—	—
Net income per share attributable to SSI	$0.57	$0.64
Weighted average number of common shares:
Basic	27,505	27,695
Diluted	28,364	28,662
Dividends declared per common share	$0.1875	$0.1875

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2018	2017
Net income	$16,618	$19,221
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,364)	(1,709)
Pension obligations, net	202	82
Total other comprehensive loss, net of tax	(1,162)	(1,627)
Comprehensive income	15,456	17,594
Less comprehensive income attributable to noncontrolling interests	(430)	(857)
Comprehensive income attributable to SSI	$15,026	$16,737

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2017	26,859	$26,859	200	$200	$38,050	$503,770	$(35,293)	$533,586	$3,907	$537,493
Net income	—	—	—	—	—	18,364	—	18,364	857	19,221
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,627)	(1,627)	—	(1,627)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(331)	(331)
Issuance of restricted stock	241	241	—	—	(241)	—	—	—	—	—
Restricted stock withheld for taxes	(97)	(97)	—	—	(2,754)	—	—	(2,851)	—	(2,851)
Share-based compensation expense	—	—	—	—	5,004	—	—	5,004	—	5,004
Cash dividends	—	—	—	—	—	(5,292)	—	(5,292)	—	(5,292)
Balance as of November 30, 2017	27,003	$27,003	200	$200	$40,059	$516,842	$(36,920)	$547,184	$4,433	$551,617

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2018	26,502	$26,502	200	$200	$36,929	$639,684	$(37,237)	$666,078	$4,032	$670,110
Net income	—	—	—	—	—	16,188	—	16,188	430	16,618
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,162)	(1,162)	—	(1,162)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(393)	(393)
Share repurchases	(150)	(150)	—	—	(3,945)	—	—	(4,095)	—	(4,095)
Issuance of restricted stock	750	750	—	—	(750)	—	—	—	—	—
Restricted stock withheld for taxes	(276)	(276)	—	—	(7,046)	—	—	(7,322)	—	(7,322)
Share-based compensation expense	—	—	—	—	7,404	—	—	7,404	—	7,404
Cash dividends	—	—	—	—	—	(5,177)	—	(5,177)	—	(5,177)
Balance as of November 30, 2018	26,826	$26,826	200	$200	$32,592	$650,695	$(38,399)	$671,914	$4,069	$675,983

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,618	$19,221
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	13,297	12,522
Other asset impairment charges (recoveries), net	63	(88)
Exit-related asset impairments	23	—
Inventory write-down	—	38
Share-based compensation expense	7,404	5,004
Deferred income taxes	(697)	761
Undistributed equity in earnings of joint ventures	(485)	(450)
Loss on disposal of assets, net	255	51
Unrealized foreign exchange (gain) loss, net	—	(407)
Bad debt recoveries, net	(1)	(14)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,046)	(8,640)
Inventories	9,626	(47,267)
Income taxes	4,722	3,842
Prepaid expenses and other current assets	(732)	70
Other long-term assets	456	(112)
Accounts payable	(6,881)	8,548
Accrued payroll and related liabilities	(27,046)	(17,894)
Other accrued liabilities	(224)	3,504
Environmental liabilities	(168)	4,034
Other long-term liabilities	43	1,487
Distributed equity in earnings of joint ventures	167	200
Net cash used in operating activities	(11,606)	(15,590)
Cash flows from investing activities:
Capital expenditures	(27,209)	(15,157)
Joint venture receipts, net	641	11
Proceeds from sale of assets	1,279	1,534
Net cash used in investing activities	(25,289)	(13,612)
Cash flows from financing activities:
Borrowings from long-term debt	158,859	189,500
Repayment of long-term debt	(97,699)	(149,713)
Payment of debt issuance costs	(95)	—
Repurchase of Class A common stock	(4,095)	—
Taxes paid related to net share settlement of share-based payment awards	(7,322)	(2,851)
Distributions to noncontrolling interests	(393)	(331)
Dividends paid	(5,554)	(5,478)
Net cash provided by financing activities	43,701	31,127
Effect of exchange rate changes on cash	(313)	(18)
Net increase in cash and cash equivalents	6,493	1,907
Cash and cash equivalents as of beginning of period	4,723	7,287
Cash and cash equivalents as of end of period	$11,216	$9,194
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018. The results for the three months ended November 30, 2018 and 2017 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
As of the beginning of the first quarter of fiscal 2019, the Company adopted an accounting standards update initially issued in May 2014 that clarifies the principles for recognizing revenue from contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The Company adopted the new revenue accounting standard using the modified retrospective approach, which requires recognition of the cumulative effect of initially applying the new requirements as an adjustment to the opening balance of retained earnings in the period of initial application. Adoption of the new requirements did not change the timing of revenue recognition for the Company compared to the previous guidance, and no cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2018 was recorded. The Company identified certain scrap purchase and sale arrangements for which it recognized revenue for the gross amount of consideration it expected to be entitled from the customer (as principal) under the previous revenue guidance, but for which under the new revenue standard it recognizes revenue as the net amount of consideration that it expects to retain after paying the scrap metal supplier (as agent). The foregoing change in the classification of the cost of scrap metal purchased under such arrangements has the effect of reducing the amount of revenue and cost of goods sold reported in the financial statements, while having no impact on net income. If the Company had continued using the accounting guidance in effect before the adoption of the new revenue accounting standard, its consolidated revenues for the three months ended November 30, 2018 would have been higher by approximately $6 million, or 1%, and its consolidated cost of goods sold would have been higher by the same amount. No other line items in the consolidated financial statements were materially impacted by adoption of the new requirements. Comparative prior period amounts and disclosures continue to be reported in accordance with guidance in effect prior to the date of adoption. See Note 7 - Revenue for the disclosures required under the new standard.
As of the beginning of the first quarter of fiscal 2019, the Company adopted an accounting standards update that amends certain aspects of the reporting model for financial instruments. The most pertinent amendment to the Company is that an entity may choose to measure certain equity investments that do not have readily determinable fair values at cost minus impairment, plus or minus changes resulting from observable price changes. The amendments also require a qualitative assessment to identify impairment of equity investments without readily determinable fair values. Adoption of the requirements had no impact on the Company’s consolidated financial position, results of operations and cash flows.
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $35 million and $28 million as of November 30, 2018 and August 31, 2018, respectively.
Accounts Receivable, net
Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. Receivables from contracts with customers, net of an allowance for doubtful accounts, were $189 million and $164 million as of November 30, 2018 and August 31, 2018, respectively. The Company extends credit to customers under contracts containing customary and explicit payment terms, and payment is generally required within 30 days of shipment. Nonferrous export sales typically require a deposit

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prior to shipment. Historically, almost all of the Company’s ferrous export sales have been made with letters of credit. Domestic ferrous metal sales, nonferrous metal sales and finished steel sales are generally made on open account, and the majority of these sales are covered by credit insurance.
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
Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $4 million and $3 million for the three months ended November 30, 2018 and 2017, respectively.
Prepaid Expenses
The Company’s prepaid expenses totaled $17 million and $22 million as of November 30, 2018 and August 31, 2018, respectively, and consisted primarily of deposits on capital purchases, prepaid services and prepaid insurance.
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Receivables from insurers totaled $16 million and $36 million as of November 30, 2018 and August 31, 2018, respectively, with the decrease in the first quarter of fiscal 2019 resulting from the settlement of a contingent loss recorded during fiscal 2018 in connection with lawsuits arising from a motor vehicle collision for which the Company had insurance coverage. See “Contingencies – Other” in Note 5 – Commitments and Contingencies for further discussion of the contingent loss and subsequent settlements in fiscal 2019.
The Company previously invested $6 million in a privately-held waste and recycling entity. The investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is presented as part of the Auto and Metals Recycling (“AMR”) reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of November 30, 2018 and August 31, 2018. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2018. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $84 million and $58 million of open letters of credit as of November 30, 2018 and August 31, 2018, respectively.

Note 2 - Recent Accounting Pronouncements

In February 2016, an accounting standard was issued that will supersede the existing lease standard and require a lessee to recognize a lease liability and a lease asset on its balance sheet for all leases, including those classified as operating leases under the existing lease standard. The update also expands the required quantitative and qualitative disclosures surrounding leases. Additional updates have been issued since February 2016 amending aspects of the initial update, including providing an additional and optional transition method for adoption. This standard is effective for the Company beginning in fiscal 2020, including interim periods within that fiscal year. The Company expects to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if any, in the period of adoption. The Company is in the process of analyzing its population of leases within the scope of the new accounting standard and documenting salient lease terms to support the initial and subsequent

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

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2018	August 31, 2018
Processed and unprocessed scrap metal	$105,390	$111,658
Semi-finished goods	10,700	15,551
Finished goods	43,011	39,809
Supplies	41,461	38,859
Inventories	$200,562	$205,877

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first three months of fiscal 2019 requiring an interim goodwill impairment test. As of November 30, 2018 and August 31, 2018, all but $1 million of the Company’s goodwill was carried by a single reporting unit within AMR.
The gross change in the carrying amount of goodwill for the three months ended November 30, 2018 was as follows (in thousands):

Goodwill
August 31, 2018	$168,065
Foreign currency translation adjustment	(372)
November 30, 2018	$167,693

Accumulated goodwill impairment charges were $471 million as of November 30, 2018 and August 31, 2018.

Note 5 - Commitments and Contingencies

Contingencies - Environmental
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.
Changes in the Company’s environmental liabilities for the three months ended November 30, 2018 were as follows (in thousands):

Balance as of August 31, 2018	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2018	Short-Term	Long-Term
$53,832	$781	$(1,012)	$53,601	$10,812	$42,789

Recycling Operations
As of November 30, 2018 and August 31, 2018, the Company’s recycling operations had environmental liabilities of $54 million for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.

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
In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two year period. The Company estimates that its share of the costs of performing such work will be approximately $2 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the first quarter of fiscal 2018. The Company believes that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations.
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
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense (including the pre-remedial design investigative activities), remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. As of November 30, 2018 and August 31, 2018, the Company’s total liability for its estimated share of the costs of the investigation was $2 million.
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
Other Legacy Environmental Loss Contingencies
The Company’s environmental loss contingencies as of November 30, 2018 and August 31, 2018, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. Where investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
During the first quarter of fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of November 30, 2018 and August 31,

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2018, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company currently estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.
In addition, the Company’s environmental loss contingencies as of November 30, 2018 and August 31, 2018 include $6 million for the estimated costs related to remediation of soil and groundwater conditions, including penalties, in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities, including penalties, in connection with this matter at the time such losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible loss or range of possible losses associated with this matter pending completion of on-going studies and determination of remediation plans and pending further negotiations to settle the related enforcement matter.
Steel Manufacturing Operations
The Company’s steel manufacturing operations had no known environmental liabilities as of November 30, 2018 and August 31, 2018.
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
Summary - Environmental Contingencies
With respect to environmental contingencies other than the Portland Harbor Superfund site and the other legacy environmental loss contingencies, which are discussed separately above, management currently believes that adequate provision has been made for the potential impact of these issues and that the ultimate outcomes will not have a material adverse effect on the Company’s consolidated financial statements as a whole. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material in any given period, but there can be no assurance that such amounts paid will not be material in the future.
Contingencies - Other
Schnitzer Southeast, LLC (a wholly-owned subsidiary of the Company, “SSE”), an SSE employee, the Company and one of the Company’s insurance carriers had been named as defendants in five separate wrongful death lawsuits filed in the State of Georgia arising from an accident in 2016 in Alabama involving a tractor trailer driven by the SSE employee and owned by SSE. In the first quarter of fiscal 2019, the Company settled two of the five lawsuits for a total of $20 million, which amount has been paid and was substantially covered by insurance. In addition to amounts accrued for the two lawsuits settled and paid in the first quarter of fiscal 2019, the Company accrued $10 million reflecting its estimate of the probable loss related to the three unresolved lawsuits and recorded a $10 million insurance receivable in fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations. It is reasonably possible that the Company may recognize additional losses in connection with these unresolved lawsuits at the time such additional losses are probable and can be reasonably estimated. Such additional losses may be material to the Company’s consolidated financial statements. To the extent that circumstances change and the Company determines that an additional loss is reasonably possible, can be reasonably estimated, and is material, the Company would then disclose an estimate of the additional possible loss or range of loss. The Company believes that such additional losses, if incurred, would be substantially covered by existing insurance coverage.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended November 30, 2018			Three Months Ended November 30, 2017
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,129)	$(3,108)	$(37,237)	$(31,828)	$(3,465)	$(35,293)
Other comprehensive income (loss) before reclassifications	(1,364)	208	(1,156)	(1,709)	(185)	(1,894)
Income tax (expense) benefit	—	(46)	(46)	—	227	227
Other comprehensive income (loss) before reclassifications, net of tax	(1,364)	162	(1,202)	(1,709)	42	(1,667)
Amounts reclassified from accumulated other comprehensive loss	—	52	52	—	63	63
Income tax benefit	—	(12)	(12)	—	(23)	(23)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	40	40	—	40	40
Net periodic other comprehensive income (loss)	(1,364)	202	(1,162)	(1,709)	82	(1,627)
Balances - November 30 (End of period)	$(35,493)	$(2,906)	$(38,399)	$(33,537)	$(3,383)	$(36,920)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Income for all periods presented.

Note 7 - Revenue

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. Nearly all of these promises, referred to as performance obligations, consist of the transfer of physical goods, including ferrous and nonferrous recycled scrap metal, autobodies, auto parts, and finished steel products, to customers. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. For example, the Company recognizes revenue on partially loaded bulk shipments of ferrous recycled scrap metal when contractual terms support revenue recognition based on transfer of title and risk of loss. The significant majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination. Shipping and handling activities that occur after a customer has obtained control of a good are accounted for as fulfillment costs rather than an additional promise in a contract. As such, freight revenue is recognized when control of the goods transfers to the customer, and freight expense is accrued when the related revenue is recognized.
In certain regional markets, the Company enters into contracts whereby it arranges for, or brokers, the transfer of scrap material between scrap suppliers and end customers. For transactions in which the Company obtains substantive control of the scrap material before the goods are transferred to the end customer, for example by arranging for the processing or warehousing of the material, the Company recognizes revenue equal to the gross amount of the consideration it expects to receive from the customer (as principal). Alternatively, for transactions in which the Company does not obtain substantive control of the scrap material before the product is transferred to the end customer, the Company recognizes revenue equal to the net amount of the consideration it expects to retain after paying the supplier for the purchase of the scrap metal (as agent). The Company is the agent in the transaction for the substantial majority of brokerage arrangements.
Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company’s retail auto parts sales are at listed prices and are recognized at the point of sale.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, adjusted for estimated claims and discounts. Claims are customary in the recycled scrap metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for the three months ended November 30, 2018. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. During the three months ended November 30, 2018, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.
Disaggregation of Revenues
The table below illustrates the Company’s revenues disaggregated by major product and sales destination for each reportable segment (in thousands):

	Three Months Ended November 30, 2018
	AMR	CSS	Intersegment Revenues	Total
Revenues by major product:
Ferrous	$298,812	$19,743	$(2,508)	$316,047
Nonferrous	104,181	9,031	(270)	112,942
Steel	—	101,337	—	101,337
Retail and other	33,419	275	—	33,694
Total revenues	$436,412	$130,386	$(2,778)	$564,020
Revenues based on sales destination:
Foreign	$263,511	$28,131	$—	$291,642
Domestic	172,901	102,255	(2,778)	272,378
Total revenues	$436,412	$130,386	$(2,778)	$564,020

Contract Liabilities
Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $6 million and $9 million as of November 30, 2018 and August 31, 2018, respectively. During the three months ended November 30, 2018, the Company reclassified $7 million in customer deposits as of August 31, 2018 to revenues as a result of satisfying performance obligations during the period.

Note 8 - Share-Based Compensation

In the first quarter of fiscal 2019, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) granted 261,642 restricted stock units (“RSUs”) and 254,620 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan (“SIP”). The RSUs have a five-year term and vest 20% per year commencing October 31, 2019. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures, or to the date retirement eligibility is achieved if before the end of the service period.
The performance share awards comprise two separate and distinct awards with different vesting conditions.
The Compensation Committee granted 123,812 performance share awards based on a relative Total Shareholder Return (“TSR”) metric over a performance period spanning November 15, 2018 to August 31, 2021. Award share payouts range from a threshold of 50% to a maximum of 200% based on the relative ranking of the Company’s TSR among a designated peer group of 16 companies. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The TSR awards contain a market condition and, therefore, once the award recipients complete the requisite service period, the related compensation expense based on the grant-date fair value is not changed, regardless of whether the market condition has been satisfied. The estimated fair value of the TSR awards at the date of grant was $4 million. The Company estimated

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
The remaining 130,808 performance share awards have a three-year performance period consisting of the Company’s 2019, 2020 and 2021 fiscal years. The performance targets are based on the Company’s return on capital employed over the three-year performance period, with award payouts ranging from a threshold of 50% to a maximum of 200%. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $4 million.
The compensation expense associated with performance share awards is recognized over the requisite service period, net of forfeitures. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2021.

Note 9 - Income Taxes

On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the federal statutory corporate tax rate from 35% to 21%. Other pertinent changes in the Tax Act include, but are not limited to, the acceleration of deductions for qualified property placed in service after September 27, 2017, limitations to the deductibility of some executive compensation, and the elimination of the deduction for qualified domestic production activities. Changes in the Tax Act that did not significantly impact the Company upon enactment include implementation of a modified territorial tax system and other modifications to how foreign earnings are subject to U.S. federal tax, including a tax on Global Intangible Low-Taxed Income (“GILTI”) which the Company has elected to treat as a period cost if and when incurred. The Company’s accounting for the impacts of the Tax Act is complete as of November 30, 2018, and the Company has not recorded any material adjustments to the provisional amounts recorded in the second quarter of fiscal 2018 related to the Tax Act.
Effective Tax Rate
The Company’s effective tax rate from continuing operations in the first quarter of fiscal 2019 was an expense of 19.8%, compared to an expense of 23.6% in the prior year period. The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2018 was lower than the U.S. federal statutory rate at the time of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate in the first quarter of fiscal 2018 was the result of the Company’s full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
Valuation Allowances
The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company continues to maintain valuation allowances against certain U.S. federal, state, Canadian and all Puerto Rican deferred tax assets.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2018 remain subject to examination under the statute of limitations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended November 30,
	2018	2017
Income from continuing operations	$16,690	$19,256
Net income attributable to noncontrolling interests	(430)	(857)
Income from continuing operations attributable to SSI	16,260	18,399
Loss from discontinued operations, net of tax	(72)	(35)
Net income attributable to SSI	$16,188	$18,364
Computation of shares:
Weighted average common shares outstanding, basic	27,505	27,695
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	859	967
Weighted average common shares outstanding, diluted	28,364	28,662

Common stock equivalent shares of 102,755 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three months ended November 30, 2018. No common stock equivalent shares were considered antidilutive for the three months ended November 30, 2017.

Note 11 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $3 million for the three months ended November 30, 2018 and 2017, respectively.

Note 12 - Segment Information

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
The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The joint ventures sell recycled scrap metal to AMR and to CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. As of November 30, 2018 and August 31, 2018, the Company had two 50%-owned joint venture interests, one presented as part of AMR operations, and one presented as part of CSS operations. Income from joint ventures for the three months ended November 30, 2017 includes the results of two additional 50% joint venture interests presented as part of AMR operations which dissolved in the fourth quarter of fiscal 2018.

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
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended November 30,
	2018	2017
Revenues:
AMR:
Revenues	$436,412	$398,054
Less: Intersegment revenues	(2,778)	(4,759)
AMR external customer revenues	433,634	393,295
CSS:
Revenues	130,386	89,984
Total revenues	$564,020	$483,279

The table below illustrates the reconciliation of the Company’s segment operating income to income from continuing operations before income taxes (in thousands):

	Three Months Ended November 30,
	2018	2017
AMR	$23,017	$35,172
CSS	11,918	8,476
Segment operating income	34,935	43,648
Restructuring charges and other exit-related activities	(202)	(100)
Corporate and eliminations	(12,044)	(17,125)
Operating income	22,689	26,423
Interest expense	(1,906)	(2,059)
Other income, net	23	849
Income from continuing operations before income taxes	$20,806	$25,213

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	November 30, 2018	August 31, 2018
AMR(1)	$1,485,182	$1,485,626
CSS(1)	750,163	740,967
Total segment assets	2,235,345	2,226,593
Corporate and eliminations(2)	(1,126,141)	(1,121,776)
Total assets	$1,109,204	$1,104,817
_____________________________

(1)
AMR total assets include $4 million for an investment in a joint venture as of November 30, 2018 and August 31, 2018. CSS total assets include $8 million for an investment in a joint venture as of November 30, 2018 and August 31, 2018.

(2)	The substantial majority of Corporate and eliminations total assets consist of Corporate intercompany payables to the Company’s operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three months ended November 30, 2018 and 2017. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2018, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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
AMR sells ferrous and nonferrous recycled scrap metal in both foreign and domestic markets. AMR acquires, processes and recycles autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 90 auto and metals recycling facilities. Our largest source of autobodies is our own network of retail auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through its 51 self-service auto parts stores located across the U.S. and Western Canada. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous materials, which are primarily sold to wholesalers. The remaining autobodies are crushed and shipped to our metals recycling facilities to be shredded, or sold to third parties where geographically more economical. AMR then processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs.
CSS operates a steel mini-mill in McMinnville, Oregon that produces a range of finished steel long products such as reinforcing bar (rebar) and wire rod. CSS sells its finished steel products to industrial customers located primarily in the Western U.S. and Western Canada. The primary feedstock for the manufacture of its products is ferrous recycled scrap metal. CSS’s steel mill obtains substantially all of its scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS’s metals recycling operations include a collection, shredding and export operation in Portland, Oregon, four feeder yard operations located in Oregon and Southern Washington, and one metals recycling joint venture ownership interest. Additionally, CSS purchases small volumes of ferrous scrap metal from AMR and sells ferrous and nonferrous recycled scrap metal into the export market.
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
For further information regarding our reportable segments, see Note 12 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. We believe we generally benefit from sustained periods of rising recycled scrap metal selling prices, which allow us to better maintain or increase both operating income and unprocessed scrap metal flow into our facilities. When recycled scrap metal selling prices decline, particularly for a sustained period, our operating margins typically compress.

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

Executive Overview of Financial Results for the First Quarter of Fiscal 2019
We generated consolidated revenues of $564 million in the first quarter of fiscal 2019, an increase of 17% from the $483 million of consolidated revenues in the first quarter of fiscal 2018, primarily reflecting higher sales volumes for ferrous recycled metal and the higher-price environment for our finished steel products compared to the prior year quarter. In the first quarter of fiscal 2019 ferrous sales volumes at AMR were 15% higher compared to the prior year quarter. The average net selling price for our finished steel products in the first quarter of fiscal 2019 increased by 25% compared to the prior year quarter.
Consolidated operating income was $23 million in the first quarter of fiscal 2019, compared to $26 million in the first quarter of fiscal 2018. AMR reported operating income in the first quarter of fiscal 2019 of $23 million, compared to $35 million in the prior year period. The decrease in AMR operating results in the current quarter was primarily the result of operating margin compression from lower selling prices for nonferrous products, which outpaced reductions in purchase costs for raw materials, partially offset by the positive effects of higher sales volumes compared to the prior year quarter. The lower nonferrous selling prices in the first quarter of fiscal 2019 primarily resulted from the effects of Chinese import restrictions put into place during the second half of fiscal 2018. CSS reported operating income of $12 million in the first quarter of 2019, compared to $8 million in the prior year quarter, primarily reflecting higher finished steel margins as increases in selling prices outpaced the rise in raw material and other input costs.
Consolidated selling, general and administrative (“SG&A”) expense in the first quarter of fiscal 2019 was consistent with the prior year period reflecting higher employee-related expenses in the current quarter offset by lower environmental expense compared to the prior year quarter.
In fiscal 2019, we are undertaking productivity initiatives aimed at delivering $35 million in annual benefits in order to mitigate the weaker price environment in the ferrous and nonferrous markets. We expect these benefits to be achieved through a combination of production cost efficiencies and reductions in selling, general and administrative expenses. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. We expect to achieve two-thirds of the total targeted benefits in fiscal 2019 with the full amount achieved in fiscal 2020.
Net income from continuing operations attributable to SSI in the first quarter of fiscal 2019 was $16 million, or $0.57 per diluted share, compared to $18 million, or $0.64 per diluted share, in the prior year quarter.
The following items further highlight selected liquidity and capital structure metrics:

•	For the first quarter of fiscal 2019, net cash used in operating activities of $12 million, compared to $16 million in the prior year comparable period;

•	Debt of $169 million as of November 30, 2018, compared to $107 million as of August 31, 2018;

•
Debt, net of cash, of $157 million as of November 30, 2018, compared to $103 million as of August 31, 2018 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2); and

•	Share repurchases totaling $4 million in the first three months of fiscal 2019, compared to none in the prior year comparable period.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2018	2017	% Change
Revenues:
Auto and Metals Recycling	$436,412	$398,054	10%
Cascade Steel and Scrap	130,386	89,984	45%
Intercompany revenue eliminations(1)	(2,778)	(4,759)	(42)%
Total revenues	564,020	483,279	17%
Cost of goods sold:
Auto and Metals Recycling	378,736	331,949	14%
Cascade Steel and Scrap	114,335	78,580	46%
Intercompany cost of goods sold eliminations(1)	(2,939)	(4,278)	(31)%
Total cost of goods sold	490,132	406,251	21%
Selling, general and administrative expense:
Auto and Metals Recycling	34,766	30,933	12%
Cascade Steel and Scrap	4,448	3,466	28%
Corporate(2)	12,205	16,644	(27)%
Total selling, general and administrative expense	51,419	51,043	1%
(Income) from joint ventures:
Auto and Metals Recycling	(170)	—	NM
Cascade Steel and Scrap	(315)	(450)	(30)%
Total (income) from joint ventures	(485)	(450)	8%
Other asset impairment charges (recoveries), net:
Auto and Metals Recycling	63	—	NM
Cascade Steel and Scrap	—	(88)	(100)%
Total other asset impairment charges (recoveries), net	63	(88)	(172)%
Operating income:
Auto and Metals Recycling	23,017	35,172	(35)%
Cascade Steel and Scrap	11,918	8,476	41%
Segment operating income	34,935	43,648	(20)%
Restructuring charges and other exit-related activities(3)	(202)	(100)	102%
Corporate expense(2)	(12,205)	(16,644)	(27)%
Change in intercompany profit elimination(4)	161	(481)	(133)%
Total operating income	$22,689	$26,423	(14)%
_____________________________
NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

(3)
Restructuring charges consist of expense for severance, contract termination and other restructuring costs that management does not include in its measurement of the performance of the reportable segments. Other exit-related activities consist primarily of asset impairments and accelerated depreciation, net of gains on exit-related disposals, related to site closures.

(4)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.
We operate our business across two reportable segments: AMR and CSS. Additional financial information relating to these reportable segments is contained in Note 12 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Auto and Metals Recycling

	Three Months Ended November 30,
($ in thousands, except for prices)	2018	2017	% Change
Ferrous revenues	$298,812	$254,983	17%
Nonferrous revenues	104,181	110,343	(6)%
Retail and other revenues	33,419	32,728	2%
Total segment revenues	436,412	398,054	10%
Segment operating income	$23,017	$35,172	(35)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$290	$259	12%
Foreign	$314	$306	3%
Average	$306	$292	5%
Ferrous sales volume (LT, in thousands):
Domestic	340	238	43%
Foreign	579	559	4%
Total ferrous sales volume (LT, in thousands)	919	797	15%
Average nonferrous sales price ($/pound)(1)(2)	$0.59	$0.73	(19)%
Nonferrous sales volumes (pounds, in thousands)(2)	152,869	129,137	18%
Cars purchased (in thousands)(3)	94	108	(13)%
Number of auto parts stores at period end	51	53	(4)%
Outbound freight in cost of goods sold	34,581	25,745	34%
_____________________________
LT = Long Ton, which is equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.

(3)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the first quarter of fiscal 2019 increased by 10% compared to the same period in the prior year primarily due to stronger domestic market conditions for ferrous recycled metal resulting in increased sales volumes and higher average net selling prices for our ferrous products compared to the prior year period. Nonferrous revenues in the first quarter of fiscal 2019 decreased by 6% compared to the prior year quarter reflecting the impact of lower average selling prices partially offset by higher sales volumes.
AMR Segment Operating Income
Operating income in the first quarter of fiscal 2019 was $23 million compared to $35 million in the comparable prior period. The decrease in AMR operating results in the current quarter was primarily the result of operating margin compression from lower selling prices for nonferrous products, which outpaced reductions in purchase costs for raw materials, partially offset by the positive effects of higher sales volumes including from a limited-duration contract which provides a high margin source of supply. The contribution to AMR operating income from this contract was $8 million for the quarter ended November 30, 2018 compared to $2 million for the quarter ended November 30, 2017. This contract is expected to be substantially completed by or in the fourth quarter of fiscal 2019. The lower nonferrous selling prices in the first quarter of fiscal 2019 primarily resulted from the effects of Chinese import restrictions put into place during the second half of fiscal 2018. AMR selling, general and administrative (“SG&A”) expense in the first quarter of fiscal 2019 increased by $4 million, or 12%, compared to the prior year period primarily due to higher employee-related expenses and environmental charges.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Cascade Steel and Scrap

	Three Months Ended November 30,
($ in thousands, except for price)	2018	2017	% Change
Steel revenues(1)	$101,337	$80,446	26%
Recycling revenues(2)	29,049	9,538	205%
Total segment revenues	130,386	89,984	45%
Segment operating income	$11,918	$8,476	41%
Finished steel average sales price ($/ST)(3)	$747	$599	25%
Finished steel products sold (ST, in thousands)	119	127	(6)%
Rolling mill utilization(4)	87%	95%	(8)%
___________________________
ST = Short Ton, which is equivalent to 2,000 pounds
NM = Not Meaningful

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.

(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.

(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.
CSS Segment Revenues
Revenues in the first quarter of fiscal 2019 increased by $40 million, or 45%, compared to the same period in the prior year primarily due to significantly higher average selling prices for our finished steel products and increased export sales of ferrous recycled scrap metal. The higher average selling prices for our finished steel products reflect the impacts of reduced pressure from steel imports and higher steel-making raw material costs compared to the prior year period.
CSS Segment Operating Income
Operating income in the first quarter of fiscal 2019 was $12 million compared to operating income of $8 million in the first quarter of fiscal 2018. Improved operating results in the first quarter of fiscal 2019 primarily reflect higher finished steel margins as increases in selling prices outpaced the rise in raw material and other input costs.
Corporate
Corporate SG&A expense for the first quarter of fiscal 2019 decreased by $4 million, or 27%, compared to the prior year first quarter, which included a charge for a legacy environmental liability of $4 million.
Income Tax
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the federal statutory corporate tax rate from 35% to 21%. Other pertinent changes in the Tax Act include, but are not limited to, the acceleration of deductions for qualified property placed in service after September 27, 2017, limitations to the deductibility of some executive compensation, and the elimination of the deduction for qualified domestic production activities. Changes in the Tax Act that did not significantly impact us upon enactment include implementation of a modified territorial tax system and other modifications to how foreign earnings are subject to U.S. tax.
As a change in tax law is accounted for in the period of enactment, known and certain estimated effects were incorporated into our financial results beginning with the Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018. The accounting for the impacts of the Tax Act was complete as of November 30, 2018, and we have not recorded any material adjustments to the provisional amounts recorded in the second quarter of fiscal 2018 related to the Tax Act. There is a risk that states or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The effective tax rate from continuing operations for the first quarter of fiscal 2019 was an expense of 19.8% compared to an expense of 23.6% for the comparable prior year period. The effective tax rate from continuing operations for the first quarter of fiscal 2018 was lower than the U.S. federal statutory rate at the time of 35% primarily due to the lower projected annual effective tax rate applied to the quarterly results. The low projected annual effective tax rate in the first quarter of fiscal 2018 was the result of our full valuation allowance positions partially offset by increases in deferred tax liabilities from indefinite-lived assets in all jurisdictions.
We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. We continue to maintain valuation allowances against certain U.S. federal, state, Canadian and all Puerto Rican deferred tax assets.

Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $11 million and $5 million as of November 30, 2018 and August 31, 2018, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2018, debt was $169 million, compared to $107 million as of August 31, 2018, and debt, net of cash, was $157 million, compared to $103 million as of August 31, 2018 (refer to Non-GAAP Financial Measures at the end of this Item 2). Debt, net of cash, increased by $55 million primarily due to capital expenditures and the payment of fiscal 2018 incentive compensation in the first quarter of fiscal 2019 that was accrued as of August 31, 2018.
Operating Activities
Net cash used in operating activities in the first three months of fiscal 2019 was $12 million, compared to $16 million in the first three months of fiscal 2018.
Uses of cash in the first three months of fiscal 2019 included a $28 million increase in accounts receivable primarily due to the timing of sales and collections and a $27 million decrease in accrued payroll and related liabilities due to the payment of incentive compensation previously accrued under our fiscal 2018 plans. Sources of cash other than from earnings in the first three months of fiscal 2019 included a $10 million decrease in inventories primarily due to lower raw material purchase prices and the impact of timing of purchases and sales.
Uses of cash in the first three months of fiscal 2018 included a $47 million increase in inventory due to higher raw material purchase prices, higher volumes on hand and the impact of timing of purchases and sales, a $9 million increase in accounts receivable primarily due to increases in recycled metal selling prices and sales volumes and the timing of sales and collections, and an $18 million decrease in accrued payroll and related liabilities due to incentive compensation payments. Sources of cash in the first three months of fiscal 2018 included a $9 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments.
Investing Activities
Net cash used in investing activities was $25 million in the first three months of fiscal 2019, compared to $14 million in the first three months of fiscal 2018.
Cash used in investing activities in the first three months of fiscal 2019 included capital expenditures of $27 million to upgrade our equipment and infrastructure and for additional investments in environmental-related assets, compared to $15 million in the prior year period.
Financing Activities
Net cash provided by financing activities in the first three months of fiscal 2019 was $44 million, compared to $31 million in the first three months of fiscal 2018.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Cash flows from financing activities in the first three months of fiscal 2019 included $61 million in net borrowings of debt, compared to $40 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three months of fiscal 2019 and 2018 also included $6 million and $5 million, respectively, for the payment of dividends. Cash used in financing activities in the first three months of fiscal 2019 also included $4 million for share repurchases.
Debt
Our senior secured revolving credit facilities, which provide for revolving loans of $700 million and C$15 million, mature in August 2023 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the credit agreement are based, at our option, on either the London Interbank Offered Rate (“LIBOR”), or the Canadian equivalent for C$ loans, plus a spread of between 1.25% and 2.75%, with the amount of the spread based on a pricing grid tied to our consolidated funded debt to EBITDA ratio, or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.50% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.15% and 0.45% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio.
We had borrowings outstanding under our credit facilities of $161 million as of November 30, 2018 and $100 million as of August 31, 2018. The weighted average interest rate on amounts outstanding under our credit facilities was 3.58% and 3.57% as of November 30, 2018 and August 31, 2018, respectively.
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
As of November 30, 2018, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.85 to 1.00 as of November 30, 2018. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.21 to 1.00 as of November 30, 2018.
Our obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.
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
Capital Expenditures
Capital expenditures totaled $27 million for the first three months of fiscal 2019, compared to $15 million for the prior year period. We currently plan to invest up to $100 million in capital expenditures on equipment replacement and upgrades, environmental and safety-related projects, and growth investments in nonferrous technology in fiscal 2019, using cash generated from operations and available credit facilities.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested $8 million in capital expenditures for environmental projects in the first three months of fiscal 2019, and plan to invest up to $35 million for such projects in fiscal 2019. These projects include

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
Dividends
On November 2, 2018, our Board of Directors declared a dividend for the first quarter of fiscal 2019 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 26, 2018.
Share Repurchase Program
Pursuant to our amended share repurchase program, as of November 30, 2018, we have existing authorization remaining under the program to repurchase up to approximately 1.1 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. Prior to the first quarter of fiscal 2019, we had repurchased approximately 7.7 million shares of the shares authorized for repurchase under the program. In the first quarter of fiscal 2019, we repurchased 150 thousand shares of our Class A common stock in open-market transactions for a total of $4 million.
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

Off-Balance Sheet Arrangements
None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2018, we had $11 million outstanding under these arrangements.

Critical Accounting Policies and Estimates
There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2018, except for changes resulting from adoption of the new revenue accounting standard in the first quarter of fiscal 2019. Refer to Note 7 - Revenue in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for the disclosures required under the new revenue accounting standard.
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
The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2018	August 31, 2018
Short-term borrowings	$1,156	$1,139
Long-term debt, net of current maturities	167,394	106,237
Total debt	168,550	107,376
Less: cash and cash equivalents	11,216	4,723
Total debt, net of cash	$157,334	$102,653
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2018	2017
Borrowings from long-term debt	$158,859	$189,500
Repayments of long-term debt	(97,699)	(149,713)
Net borrowings (repayments) of debt	$61,160	$39,787
Adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income, adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for other asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016 and concluded in the first quarter of fiscal 2018, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Income and are also excluded from the measures.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income, adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended November 30,
	2018	2017
Consolidated operating income:
As reported	$22,689	$26,423
Other asset impairment charges (recoveries), net	63	(88)
Restructuring charges and other exit-related activities	202	100
Recoveries related to the resale or modification of previously contracted shipments	—	(417)
Adjusted	$22,954	$26,018

AMR operating income:
As reported	$23,017	$35,172
Other asset impairment charges (recoveries), net	63	—
Recoveries related to the resale or modification of previously contracted shipments	—	(417)
Adjusted	$23,080	$34,755

CSS operating income:
As reported	$11,918	$8,476
Other asset impairment charges (recoveries), net	—	(88)
Adjusted	$11,918	$8,388

Net income from continuing operations attributable to SSI:
As reported	$16,260	$18,399
Other asset impairment charges (recoveries), net	63	(88)
Restructuring charges and other exit-related activities	202	100
Recoveries related to the resale or modification of previously contracted shipments	—	(417)
Income tax expense (benefit) allocated to adjustments(1)	(60)	131
Adjusted	$16,465	$18,125

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$0.57	$0.64
Other asset impairment charges (recoveries), net, per share	—	—
Restructuring charges and other exit-related activities, per share	0.01	—
Recoveries related to the resale or modification of previously contracted shipments, per share	—	(0.01)
Income tax expense (benefit) allocated to adjustments, per share(1)	—	—
Adjusted	$0.58	$0.63
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of November 30, 2018.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2018.
Credit Risk
As of November 30, 2018 and August 31, 2018, 42% and 33%, respectively, of our trade accounts receivable balance was covered by letters of credit. Of the remaining balance, 95% and 99% was less than 60 days past due as of November 30, 2018 and August 31, 2018, respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of November 30, 2018 and August 31, 2018, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2018, which was filed with the Securities and Exchange Commission on October 24, 2018, except for the following:
Inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives may adversely impact our operating results
During the past several years, we implemented a number of productivity improvement, cost savings and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. These initiatives included idling underutilized assets and closing facilities to more closely align our business to market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and further reducing our annual operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions, savings from procurement activities, streamlining of administrative and supporting services functions, and other non-headcount measures. In fiscal 2017, we substantially completed a multi-year program of these initiatives.
In fiscal 2019, we are undertaking productivity initiatives targeted to achieve $35 million of benefits through a combination of production cost efficiencies and reductions in selling, general and administrative expenses. Our ability to achieve or sustain the anticipated cost reductions and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control.
We incurred restructuring charges and other exit-related activities in fiscal 2018, 2017 and 2016 as a result of these initiatives and may incur limited restructuring charges or other exit-related activities associated with these initiatives in fiscal 2019. Failure to achieve or sustain the expected cost reductions and other benefits related to these productivity and restructuring initiatives could have a material adverse effect on our results of operations and cash flows.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program, as amended in 2001, 2006 and 2008, our Board of Directors has authorized the repurchase of 9 million shares of our Class A common stock when management deems such repurchases to be appropriate. Prior to the first quarter of fiscal 2019, we had repurchased approximately 7.7 million shares of our Class A common stock under the program. We repurchased 150,000 shares of our Class A common stock under the program in open-market transactions during the first quarter of fiscal 2019.
The table below presents a summary of our share repurchases during the quarter ended November 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
September 1 – September 30, 2018	—	—	—	1,286,313
October 1 – October 31, 2018	150,000	$27.30	150,000	1,136,313
November 1 – November 30, 2018	—	—	—	1,136,313
Total first quarter 2019	150,000		150,000
The share repurchase program does not require us to acquire any specific number of shares. The program does not have a stated expiration date, and we may suspend, extend or terminate the program at any time without prior notice. The program may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2019.

10.2*	Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted after fiscal 2018.

10.3*	Fiscal 2019 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 9, 2019	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 9, 2019	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations