Form 10-Q
period 2019-02-28
SCHNITZER STEEL INDUSTRIES, INC.
filed 2019-04-04
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2019
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
Yes  ☐    No  ☒
The Registrant had 26,576,489 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 2, 2019.

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
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)
(Currency - U.S. Dollar)

	February 28, 2019	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13,173	$4,723
Accounts receivable, net of allowance for doubtful accounts of $2,560 and $2,586	165,307	169,418
Inventories	198,565	205,877
Refundable income taxes	5,184	4,668
Prepaid expenses and other current assets	36,724	63,673
Total current assets	418,953	448,359
Property, plant and equipment, net of accumulated depreciation of $750,949 and $731,561	428,777	415,711
Investments in joint ventures	10,703	11,532
Goodwill	169,439	168,065
Intangibles, net of accumulated amortization of $2,867 and $3,476	4,117	4,358
Deferred income taxes	29,548	30,333
Other assets	25,715	26,459
Total assets	$1,087,252	$1,104,817
Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,215	$1,139
Accounts payable	95,730	128,495
Accrued payroll and related liabilities	20,303	46,410
Environmental liabilities	9,908	6,682
Other accrued liabilities	43,794	71,951
Total current liabilities	170,950	254,677
Deferred income taxes	16,137	11,742
Long-term debt, net of current maturities	161,866	106,237
Environmental liabilities, net of current portion	43,306	47,150
Other long-term liabilities	14,146	14,901
Total liabilities	406,405	434,707
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,575 and 26,502 shares issued and outstanding	26,575	26,502
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	29,135	36,929
Retained earnings	658,424	639,684
Accumulated other comprehensive loss	(37,727)	(37,237)
Total SSI shareholders’ equity	676,607	666,078
Noncontrolling interests	4,240	4,032
Total equity	680,847	670,110
Total liabilities and equity	$1,087,252	$1,104,817
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)
(Currency - U.S. Dollar)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Revenues	$473,565	$559,443	$1,037,585	$1,042,722
Operating expense:
Cost of goods sold	414,688	472,462	904,820	878,713
Selling, general and administrative	39,489	53,638	90,908	104,681
(Income) from joint ventures	(184)	(106)	(669)	(556)
Asset impairment charges (recoveries), net	—	—	63	(88)
Restructuring charges and other exit-related activities	536	91	738	191
Operating income	19,036	33,358	41,725	59,781
Interest expense	(2,067)	(2,281)	(3,973)	(4,340)
Other income, net	321	101	344	950
Income from continuing operations before income taxes	17,290	31,178	38,096	56,391
Income tax (expense) benefit	(3,855)	10,577	(7,971)	4,620
Income from continuing operations	13,435	41,755	30,125	61,011
Income (loss) from discontinued operations, net of tax	(138)	164	(210)	129
Net income	13,297	41,919	29,915	61,140
Net income attributable to noncontrolling interests	(405)	(903)	(835)	(1,760)
Net income attributable to SSI	$12,892	$41,016	$29,080	$59,380

Net income per share attributable to SSI:
Basic:
Income per share from continuing operations attributable to SSI	$0.47	$1.47	$1.06	$2.14
Income (loss) per share from discontinued operations attributable to SSI	—	0.01	(0.01)	—
Net income per share attributable to SSI	$0.47	$1.48	$1.05	$2.14
Diluted:
Income per share from continuing operations attributable to SSI	$0.46	$1.42	$1.04	$2.06
Income (loss) per share from discontinued operations attributable to SSI	—	0.01	(0.01)	—
Net income per share attributable to SSI(1)	$0.46	$1.42	$1.03	$2.07
Weighted average number of common shares:
Basic	27,630	27,797	27,568	27,745
Diluted	28,114	28,805	28,239	28,737
Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750

 ____________________________

(1)	May not foot due to rounding.
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net income	$13,297	$41,919	$29,915	$61,140
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	632	117	(732)	(1,592)
Pension obligations, net	40	(226)	242	(144)
Total other comprehensive income (loss), net of tax	672	(109)	(490)	(1,736)
Comprehensive income	13,969	41,810	29,425	59,404
Less comprehensive income attributable to noncontrolling interests	(405)	(903)	(835)	(1,760)
Comprehensive income attributable to SSI	$13,564	$40,907	$28,590	$57,644

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of November 30, 2017	27,003	$27,003	200	$200	$40,059	$516,842	$(36,920)	$547,184	$4,433	$551,617
Net income	—	—	—	—	—	41,016	—	41,016	903	41,919
Other comprehensive loss, net of tax	—	—	—	—	—	—	(109)	(109)	—	(109)
Reclassification of stranded tax effects of the Tax Cuts and Jobs Act	—	—	—	—	—	517	—	517	—	517
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(486)	(486)
Share repurchases	(100)	(100)	—	—	(3,501)	—	—	(3,601)	—	(3,601)
Issuance of restricted stock	3	3	—	—	(3)	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	(37)	—	—	(37)	—	(37)
Share-based compensation expense	—	—	—	—	3,091	—	—	3,091	—	3,091
Purchase of noncontrolling interest	—	—	—	—	—	(183)	—	(183)	(417)	(600)
Cash dividends	—	—	—	—	—	(5,215)	—	(5,215)	—	(5,215)
Balance as of February 28, 2018	26,906	$26,906	200	$200	$39,609	$552,977	$(37,029)	$582,663	$4,433	$587,096

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of November 30, 2018	26,826	$26,826	200	$200	$32,592	$650,695	$(38,399)	$671,914	$4,069	$675,983
Net income	—	—	—	—	—	12,892	—	12,892	405	13,297
Other comprehensive income, net of tax	—	—	—	—	—	—	672	672	—	672
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(234)	(234)
Share repurchases	(263)	(263)	—	—	(5,729)	—	—	(5,992)	—	(5,992)
Issuance of restricted stock	13	13	—	—	(13)	—	—	—	—	—
Restricted stock withheld for taxes	(1)	(1)	—	—	(119)	—	—	(120)	—	(120)
Share-based compensation expense	—	—	—	—	2,404	—	—	2,404	—	2,404
Cash dividends	—	—	—	—	—	(5,163)	—	(5,163)	—	(5,163)
Balance as of February 28, 2019	26,575	$26,575	200	$200	$29,135	$658,424	$(37,727)	$676,607	$4,240	$680,847
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2017	26,859	$26,859	200	$200	$38,050	$503,770	$(35,293)	$533,586	$3,907	$537,493
Net income	—	—	—	—	—	59,380	—	59,380	1,760	61,140
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,736)	(1,736)	—	(1,736)
Reclassification of stranded tax effects of the Tax Cuts and Jobs Act	—	—	—	—	—	517	—	517	—	517
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(817)	(817)
Share repurchases	(100)	(100)	—	—	(3,501)	—	—	(3,601)	—	(3,601)
Issuance of restricted stock	244	244	—	—	(244)	—	—	—	—	—
Restricted stock withheld for taxes	(97)	(97)	—	—	(2,791)	—	—	(2,888)	—	(2,888)
Share-based compensation expense	—	—	—	—	8,095	—	—	8,095	—	8,095
Purchase of noncontrolling interest	—	—	—	—	—	(183)	—	(183)	(417)	(600)
Cash dividends	—	—	—	—	—	(10,507)	—	(10,507)	—	(10,507)
Balance as of February 28, 2018	26,906	$26,906	200	$200	$39,609	$552,977	$(37,029)	$582,663	$4,433	$587,096

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 31, 2018	26,502	$26,502	200	$200	$36,929	$639,684	$(37,237)	$666,078	$4,032	$670,110
Net income	—	—	—	—	—	29,080	—	29,080	835	29,915
Other comprehensive loss, net of tax	—	—	—	—	—	—	(490)	(490)	—	(490)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(627)	(627)
Share repurchases	(413)	(413)	—	—	(9,674)	—	—	(10,087)	—	(10,087)
Issuance of restricted stock	763	763	—	—	(763)	—	—	—	—	—
Restricted stock withheld for taxes	(277)	(277)	—	—	(7,165)	—	—	(7,442)	—	(7,442)
Share-based compensation expense		—	—	—	9,808	—	—	9,808	—	9,808
Cash dividends	—	—	—	—	—	(10,340)	—	(10,340)	—	(10,340)
Balance as of February 28, 2019	26,575	$26,575	200	$200	$29,135	$658,424	$(37,727)	$676,607	$4,240	$680,847
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Six Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Net income	$29,915	$61,140
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26,490	24,682
Asset impairment charges (recoveries), net	63	(88)
Exit-related asset impairments	23	—
Inventory write-down	—	38
Share-based compensation expense	9,808	8,095
Deferred income taxes	4,888	(14,014)
Undistributed equity in earnings of joint ventures	(669)	(556)
Loss on disposal of assets, net	24	252
Unrealized foreign exchange (gain) loss, net	70	(297)
Bad debt expense (recoveries), net	(15)	15
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,324)	(62,049)
Inventories	15,795	(49,432)
Income taxes	(517)	1,692
Prepaid expenses and other current assets	(2,503)	2,947
Other long-term assets	430	(82)
Accounts payable	(23,617)	15,186
Accrued payroll and related liabilities	(26,091)	(8,507)
Other accrued liabilities	(8,229)	4,534
Environmental liabilities	(784)	3,620
Other long-term liabilities	78	1,673
Distributed equity in earnings of joint ventures	1,492	520
Net cash provided by (used in) operating activities	23,327	(10,631)
Cash flows from investing activities:
Capital expenditures	(41,295)	(26,762)
Acquisitions	(1,553)	(2,300)
Joint venture receipts, net	641	3
Proceeds from sale of assets	1,396	1,639
Net cash used in investing activities	(40,811)	(27,420)
Cash flows from financing activities:
Borrowings from long-term debt	245,770	314,483
Repayment of long-term debt	(190,892)	(249,916)
Payment of debt issuance costs	(96)	—
Repurchase of Class A common stock	(10,087)	(3,601)
Taxes paid related to net share settlement of share-based payment awards	(7,442)	(2,888)
Distributions to noncontrolling interests	(627)	(817)
Purchase of noncontrolling interest	—	(600)
Dividends paid	(10,574)	(10,633)
Net cash provided by financing activities	26,052	46,028
Effect of exchange rate changes on cash	(118)	(257)
Net increase in cash and cash equivalents	8,450	7,720
Cash and cash equivalents as of beginning of period	4,723	7,287
Cash and cash equivalents as of end of period	$13,173	$15,007
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

	Six Months Ended February 28,
	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$3,384	$3,703
Income taxes paid, net	$3,398	$5,523
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$9,652	$8,176
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018. The results for the three and six months ended February 28, 2019 and 2018 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
As of the beginning of the first quarter of fiscal 2019, the Company adopted an accounting standards update initially issued in May 2014 that clarifies the principles for recognizing revenue from contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new revenue accounting standard using the modified retrospective approach, which requires recognition of the cumulative effect of initially applying the new requirements as an adjustment to the opening balance of retained earnings in the period of initial application. Adoption of the new requirements did not change the timing of revenue recognition for the Company compared to the previous guidance, and the Company recorded no cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2018. The Company identified certain scrap purchase and sale arrangements for which it recognized revenue for the gross amount of consideration it expected to be entitled to from the customer (as principal) under the previous revenue guidance, but for which under the new revenue standard it recognizes revenue as the net amount of consideration that it expects to retain after paying the scrap metal supplier (as agent). The foregoing change in the classification of the cost of scrap metal purchased under such arrangements has the effect of reducing the amount of revenue and cost of goods sold reported in the financial statements, while having no impact on net income. If the Company had continued using the accounting guidance in effect before the adoption of the new revenue accounting standard, its consolidated revenues for the three and six months ended February 28, 2019 would have been higher by approximately $7 million and $13 million, respectively, or 1% for each period, and its consolidated cost of goods sold would have been higher by the same amounts, respectively. No other line items in the consolidated financial statements were materially impacted by adoption of the new requirements. Comparative prior period amounts and disclosures continue to be reported in accordance with guidance in effect prior to the date of adoption. See Note 7 - Revenue for the disclosures required under the new standard.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $27 million and $28 million as of February 28, 2019 and August 31, 2018, respectively.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

within 30 days of shipment. Nonferrous export sales typically require a deposit prior to shipment. Historically, almost all of the Company’s ferrous export sales have been made with letters of credit. Domestic ferrous metal sales, nonferrous metal sales and finished steel sales are generally made on open account, and the majority of these sales are covered by credit insurance.
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
Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $8 million and $6 million for the six months ended February 28, 2019 and 2018, respectively.
Prepaid Expenses
The Company’s prepaid expenses totaled $14 million and $22 million as of February 28, 2019 and August 31, 2018, respectively, and consisted primarily of deposits on capital purchases, prepaid services and prepaid insurance.
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Receivables from insurers totaled $15 million and $36 million as of February 28, 2019 and August 31, 2018, respectively, with the decrease in the first half of fiscal 2019 resulting from the settlement of a contingent loss recorded during fiscal 2018 in connection with lawsuits arising from a motor vehicle collision for which the Company had insurance coverage. See “Contingencies – Other” in Note 5 – Commitments and Contingencies for further discussion of the contingent loss and subsequent settlements in fiscal 2019.
The Company previously invested $6 million in a privately-held waste and recycling entity. The investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is presented as part of the Auto and Metals Recycling (“AMR”) reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of February 28, 2019 and August 31, 2018. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 28, 2019. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $60 million and $58 million of open letters of credit as of February 28, 2019 and August 31, 2018, respectively.

Note 2 - Recent Accounting Pronouncements

In February 2016, an accounting standard was issued that will supersede the existing lease standard and require a lessee to recognize a lease liability and a lease asset on its balance sheet for all leases, including those classified as operating leases under the existing lease standard. The update also expands the required quantitative and qualitative disclosures surrounding leases. Additional updates have been issued since February 2016 amending aspects of the initial update, including providing an additional and optional transition method for adoption. This standard is effective for the Company beginning in fiscal 2020, including interim periods within that fiscal year. The Company expects to initially apply the requirements by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company is in the process of analyzing its population of leases within the scope of the new accounting standard and documenting salient lease terms to support the initial

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

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2019	August 31, 2018
Processed and unprocessed scrap metal	$86,120	$111,658
Semi-finished goods	16,948	15,551
Finished goods	52,886	39,809
Supplies	42,611	38,859
Inventories	$198,565	$205,877

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first half of fiscal 2019 requiring an interim goodwill impairment test. As of February 28, 2019 and August 31, 2018, all but $1 million of the Company’s goodwill was carried by a single reporting unit within AMR.
The gross change in the carrying amount of goodwill for the six months ended February 28, 2019 was as follows (in thousands):

Goodwill
August 31, 2018	$168,065
Acquisition	1,575
Foreign currency translation adjustment	(201)
February 28, 2019	$169,439

In the second quarter of fiscal 2019, the Company acquired certain assets of an auto recycling business in northern California for $2 million. The acquisition qualified as a business combination under the accounting rules and resulted in the recognition of $2 million of goodwill during the second quarter of fiscal 2019. The Company allocated the acquired goodwill to the reporting unit within the AMR operating segment which carries nearly all of the Company’s goodwill.
Accumulated goodwill impairment charges were $471 million as of February 28, 2019 and August 31, 2018.

Note 5 - Commitments and Contingencies

Contingencies - Environmental
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.
Changes in the Company’s environmental liabilities for the six months ended February 28, 2019 were as follows (in thousands):

Balance as of August 31, 2018	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2019	Short-Term	Long-Term
$53,832	$1,487	$(2,105)	$53,214	$9,908	$43,306

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recycling Operations
As of February 28, 2019 and August 31, 2018, the Company’s recycling operations had environmental liabilities of $53 million and $54 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.
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
On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including the Company, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. The parties have filed various motions to dismiss or stay this suit, which motions are pending. The Company intends to defend against the claims in this suit and does not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to the Company.
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
In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two year period. The Company estimates that its share of the costs of performing such work will be approximately $2 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the first quarter of fiscal 2018. The Company believes that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations in that period.
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
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense (including the pre-remedial design investigative activities), remediation and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur. As of February 28, 2019 and August 31, 2018, the Company’s total liability for its estimated share of the costs of the investigation was $1 million and $2 million, respectively.
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
Other Legacy Environmental Loss Contingencies
The Company’s environmental loss contingencies as of February 28, 2019 and August 31, 2018, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation

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
During the first quarter of fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of February 28, 2019 and August 31, 2018, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company currently estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.
In addition, the Company’s loss contingencies as of February 28, 2019 and August 31, 2018 include $8 million and $6 million, respectively, for the estimated costs related to remediation of soil and groundwater conditions, including penalties, in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities, including penalties, in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible loss or range of possible losses associated with this matter pending completion of on-going studies and determination of remediation plans and pending further negotiations to settle the related enforcement matter.
Steel Manufacturing Operations
The Company’s steel manufacturing operations had no known environmental liabilities as of February 28, 2019 and August 31, 2018.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended February 28, 2019			Three Months Ended February 28, 2018
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(35,493)	$(2,906)	$(38,399)	$(33,537)	$(3,383)	$(36,920)
Other comprehensive income before reclassifications	632	—	632	117	—	117
Income tax (expense) benefit	—	—	—	—	—	—
Other comprehensive income before reclassifications, net of tax	632	—	632	117	—	117
Amounts reclassified from accumulated other comprehensive loss	—	52	52	—	77	77
Income tax benefit	—	(12)	(12)	—	(303)	(303)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	40	40	—	(226)	(226)
Net periodic other comprehensive income (loss)	632	40	672	117	(226)	(109)
Balances - February 28 (End of period)	$(34,861)	$(2,866)	$(37,727)	$(33,420)	$(3,609)	$(37,029)

	Six Months Ended February 28, 2019			Six Months Ended February 28, 2018
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,129)	$(3,108)	$(37,237)	$(31,828)	$(3,465)	$(35,293)
Other comprehensive income (loss) before reclassifications	(732)	208	(524)	(1,592)	(185)	(1,777)
Income tax (expense) benefit	—	(46)	(46)	—	227	227
Other comprehensive income (loss) before reclassifications, net of tax	(732)	162	(570)	(1,592)	42	(1,550)
Amounts reclassified from accumulated other comprehensive loss	—	104	104	—	140	140
Income tax benefit	—	(24)	(24)	—	(326)	(326)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	80	80	—	(186)	(186)
Net periodic other comprehensive income (loss)	(732)	242	(490)	(1,592)	(144)	(1,736)
Balances - February 28 (End of period)	$(34,861)	$(2,866)	$(37,727)	$(33,420)	$(3,609)	$(37,029)

In the second quarter of fiscal 2018, the Company adopted an accounting standard update that allows for a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017. Reclassifications from AOCI to retained earnings for stranded tax effects in the second quarter of fiscal 2018, both individually and in the aggregate, were not material. Reclassifications from AOCI to earnings,

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Income for all periods presented.

Note 7 - Revenue

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. Nearly all of these promises, referred to as performance obligations, consist of the transfer of physical goods, including ferrous and nonferrous recycled scrap metal, autobodies, auto parts, and finished steel products, to customers. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. For example, the Company recognizes revenue on partially loaded bulk shipments of ferrous recycled scrap metal when contractual terms support revenue recognition based on transfer of title and risk of loss. The significant majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination; for example, upon release of the goods to the shipper. Shipping and handling activities that occur after a customer has obtained control of a good are accounted for as fulfillment costs rather than an additional promise in a contract. As such, shipping and handling consideration (freight revenue) is recognized when control of the goods transfers to the customer, and freight expense is accrued when the related revenue is recognized.
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
The Company recognizes revenue based on contractually stated selling prices and quantities shipped, adjusted for estimated claims and discounts. Claims are customary in the recycled scrap metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for the three and six months ended February 28, 2019. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. During the three and six months ended February 28, 2019, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues
The table below illustrates the Company’s revenues disaggregated by major product and sales destination for each reportable segment (in thousands):

	Three Months Ended February 28, 2019
	AMR	CSS	Intersegment Revenues	Total
Revenues by major product:
Ferrous	$257,488	$7,120	$(2,641)	$261,967
Nonferrous	99,484	9,115	(257)	108,342
Steel	—	74,025	—	74,025
Retail and other	29,093	138	—	29,231
Total revenues	$386,065	$90,398	$(2,898)	$473,565
Revenues based on sales destination:
Foreign	$217,057	$16,023	$—	$233,080
Domestic	169,008	74,375	(2,898)	240,485
Total revenues	$386,065	$90,398	$(2,898)	$473,565

	Six Months Ended February 28, 2019
	AMR	CSS	Intersegment Revenues	Total
Revenues by major product:
Ferrous	$556,300	$26,863	$(5,149)	$578,014
Nonferrous	203,665	18,146	(527)	221,284
Steel	—	175,362	—	175,362
Retail and other	62,512	413	—	62,925
Total revenues	$822,477	$220,784	$(5,676)	$1,037,585
Revenues based on sales destination:
Foreign	$480,568	$44,154	$—	$524,722
Domestic	341,909	176,630	(5,676)	512,863
Total revenues	$822,477	$220,784	$(5,676)	$1,037,585

Receivables from Contracts with Customers
The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of February 28, 2019 and August 31, 2018, receivables from contracts with customers, net of an allowance for doubtful accounts, totaled $161 million and $164 million, respectively, representing 98% and 97%, respectively, of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets.
Contract Liabilities
Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $4 million and $9 million as of February 28, 2019 and August 31, 2018, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less. During the three and six months ended February 28, 2019, the Company reclassified $1 million and $8 million, respectively, in customer deposits as of August 31, 2018 to revenues as a result of satisfying performance obligations during the respective periods.

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
The RSUs have a five-year term and vest 20% per year commencing on October 31, 2019. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures, or to the date retirement eligibility is achieved (if before the end of the service period).
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
In the second quarter of fiscal 2019, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s SIP. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 31,218 shares that will vest in full on the day before the Company’s 2020 annual meeting of shareholders, subject to continued Board service. The total value of these awards at the grant date was $1 million.

Note 9 - Income Taxes

On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Act, which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018 and a full reduction to 21% for fiscal 2019. As a change in tax law is accounted for in the period of enactment, the Company recognized a discrete benefit of $7 million in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. The Company’s effective tax rate in the second quarter and first six months of fiscal 2018 also reflected application of the Tax Act’s lower federal statutory corporate tax rate to fiscal 2018 projected taxable income at the time. The Company’s accounting for the impacts of the Tax Act was complete as of November 30, 2018.
Effective Tax Rate
The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2019 was an expense of 22.3% and 20.9%, respectively, compared to a benefit of 33.9% and 8.2%, respectively, for the comparable prior year periods. The Company reported a tax benefit on pre-tax income for the second quarter and first six months of fiscal 2018 primarily due to the discrete benefits recorded in the second quarter of fiscal 2018 comprising $7 million resulting from enactment of the Tax Act and $7 million from the release of valuation allowances against certain deferred tax assets.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances
The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. As discussed above in this section, in the second quarter of fiscal 2018, the Company released valuation allowances against certain U.S. federal and state deferred tax assets resulting in a discrete tax benefit of $7 million. The release of these valuation allowances was the result of sufficient positive evidence at the time, including cumulative income in recent years and projections of future taxable income based primarily on the Company’s improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. The Company continues to maintain valuation allowances against certain U.S. federal, state, Canadian and all Puerto Rican deferred tax assets.
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2018 remain subject to examination under the statute of limitations.

Note 10 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Income from continuing operations	$13,435	$41,755	$30,125	$61,011
Net income attributable to noncontrolling interests	(405)	(903)	(835)	(1,760)
Income from continuing operations attributable to SSI	13,030	40,852	29,290	59,251
Income (loss) from discontinued operations, net of tax	(138)	164	(210)	129
Net income attributable to SSI	$12,892	$41,016	$29,080	$59,380
Computation of shares:
Weighted average common shares outstanding, basic	27,630	27,797	27,568	27,745
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	484	1,008	671	992
Weighted average common shares outstanding, diluted	28,114	28,805	28,239	28,737

Common stock equivalent shares of 313,956 and 159,417 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and six months ended February 28, 2019, respectively. An insignificant number of common stock equivalent shares were considered antidilutive for the three and six months ended February 28, 2018.

Note 11 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $4 million for the three months ended February 28, 2019 and 2018, respectively, and $7 million for the six months ended February 28, 2019 and 2018.

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
The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The joint ventures sell recycled scrap metal to AMR and to CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. As of February 28, 2019 and August 31, 2018, the Company had two 50%-owned joint venture interests, one presented as part of AMR operations, and one presented as part of CSS operations. Income from joint ventures for the three and six months ended February 28, 2018 includes the results of two additional 50% joint venture interests presented as part of AMR operations which dissolved in the fourth quarter of fiscal 2018.
Intersegment sales from AMR to CSS are made at prices that approximate local market rates. These intercompany sales tend to produce intercompany profit which is not recognized until the finished products are ultimately sold to third parties.
The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income and expense to its reportable segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. In addition, the Company does not allocate certain items to segment operating income because management does not include the information in its measurement of the performance of the operating segments. Such unallocated items include restructuring charges and other exit-related activities, activities related to legacy environmental matters, and provisions for certain legal matters. Because of the unallocated income and expense, the operating income of each reportable segment does not reflect the operating income the reportable segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Revenues:
AMR:
Revenues	$386,065	$449,785	$822,477	$847,839
Less intersegment revenues	(2,898)	(7,056)	(5,676)	(11,815)
AMR external customer revenues	383,167	442,729	816,801	836,024
CSS:
Revenues	90,398	116,714	220,784	206,698
Total revenues	$473,565	$559,443	$1,037,585	$1,042,722

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the reconciliation of the Company’s segment operating income to income from continuing operations before income taxes (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
AMR	$21,741	$45,132	$44,758	$80,304
CSS	5,768	5,413	17,686	13,889
Segment operating income	27,509	50,545	62,444	94,193
Restructuring charges and other exit-related activities	(536)	(91)	(738)	(191)
Corporate and eliminations	(7,937)	(17,096)	(19,981)	(34,221)
Operating income	19,036	33,358	41,725	59,781
Interest expense	(2,067)	(2,281)	(3,973)	(4,340)
Other income, net	321	101	344	950
Income from continuing operations before income taxes	$17,290	$31,178	$38,096	$56,391

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	February 28, 2019	August 31, 2018
AMR(1)	$1,497,819	$1,485,626
CSS(1)	751,996	740,967
Total segment assets	2,249,815	2,226,593
Corporate and eliminations(2)	(1,162,563)	(1,121,776)
Total assets	$1,087,252	$1,104,817
_____________________________

(1)
AMR total assets include $3 million and $4 million for an investment in a joint venture as of February 28, 2019 and August 31, 2018, respectively. CSS total assets include $8 million for an investment in a joint venture as of February 28, 2019 and August 31, 2018.

(2)	The substantial majority of Corporate and eliminations total assets consist of Corporate intercompany payables to the Company’s operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and six months ended February 28, 2019 and 2018. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2018, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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
We use segment operating income to measure our segment performance. We do not allocate corporate interest income and expense, income taxes and other income and expense to our reportable segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both reportable segments. In addition, we do not allocate certain items to segment operating income because management does not include the information in its measurement of the performance of the operating segments. Such unallocated items include restructuring charges and other exit-related activities, activities related to legacy environmental matters, and provisions for certain legal matters. Because of the unallocated income and expense, the operating income of each reportable segment does not reflect the operating income the reportable segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.
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

Executive Overview of Financial Results for the Second Quarter of Fiscal 2019
We generated consolidated revenues of $474 million in the second quarter of fiscal 2019, a decrease of 15% from the $559 million of consolidated revenues in the second quarter of fiscal 2018, primarily reflecting weaker market conditions for recycled metals in the export market resulting in lower average net selling prices for our ferrous and nonferrous products and decreased ferrous export sales volumes compared to the prior year quarter. Domestic ferrous sales volumes in the second quarter of fiscal 2019 increased by 43% compared to the prior year quarter, partially offsetting the adverse impact of the weaker ferrous export market conditions. Finished steel revenues in the second quarter of fiscal 2019 decreased by 9% compared to the prior year quarter reflecting the impact of lower finished steel sales volumes, partially offset by higher finished steel average net selling prices.
Consolidated operating income was $19 million in the second quarter of fiscal 2019, compared to $33 million in the second quarter of fiscal 2018. AMR reported operating income in the second quarter of fiscal 2019 of $22 million, compared to $45 million in the prior year period. The decrease in AMR operating results compared to the prior year quarter was primarily the result of operating margin compression from the decline in average net selling prices for ferrous and nonferrous products, particularly in the export market, which outpaced the reduction in purchase costs for raw materials, partially offset by the benefits from productivity initiatives and lower selling, general and administrative (“SG&A”) expense. The lower ferrous export selling prices in the second quarter of fiscal 2019 primarily resulted from the effects of tariffs and other regulatory measures on demand for recycled metals in our export markets. The lower nonferrous selling prices in the second quarter of fiscal 2019 primarily resulted from the continued effects of Chinese import restrictions and tariffs on certain nonferrous products put into place during the second half of fiscal 2018. AMR operating results in the second quarter of fiscal 2019 were also adversely impacted by unusually severe winter weather conditions during the quarter, which contributed to decreased scrap supply flows into our facilities, including end-of-life vehicles, compared to the prior year quarter. CSS reported operating income of $6 million in the second quarter of 2019, slightly higher than the prior year quarter, reflecting higher finished steel margins as increases in selling prices outpaced the rise in costs of raw materials and other consumables, partially offset by lower finished steel sales volumes. The period-over-period decrease in finished steel sales volumes primarily resulted from the impact of construction delays in our West Coast markets due to unusually severe winter weather in California and the Pacific Northwest and increased planned maintenance downtime at our steel mill.
Consolidated SG&A expense in the second quarter of fiscal 2019 decreased by $14 million, or 26%, compared to the prior year period primarily due to a $9 million decrease in employee-related expenses, including from lower incentive compensation accruals, and lower legal and professional services expenses compared to the prior year quarter.
In fiscal 2019, we are implementing productivity initiatives aimed at delivering $35 million in annual benefits in order to mitigate the weaker price environment in the ferrous and nonferrous markets. We expect these benefits to be achieved through a combination of production cost efficiencies and reductions in SG&A expenses. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. We expect to achieve at least 75% of the total targeted benefits in fiscal 2019 with the full amount expected to be achieved in fiscal 2020. In the second quarter of fiscal 2019, we achieved approximately $9 million in benefits as a result of these initiatives.
Net income from continuing operations attributable to SSI in the second quarter of fiscal 2019 was $13 million, or $0.46 per diluted share, compared to $41 million, or $1.42 per diluted share, in the prior year quarter. Net income from continuing operations attributable to SSI in the second quarter of fiscal 2018 included an income tax benefit of $7 million, or $0.26 per diluted share, related to the impacts of U.S. federal tax legislation enacted during that quarter, and a discrete income tax benefit of $7 million, or $0.26 per diluted share, related to the release of valuation allowances against certain deferred tax assets.
The following items further highlight selected liquidity and capital structure metrics:

•	For the first six months of fiscal 2019, net cash provided by operating activities of $23 million, compared to net cash used in operating activities of $11 million in the prior year comparable period;

•	Debt of $163 million as of February 28, 2019, compared to $107 million as of August 31, 2018;

•
Debt, net of cash, of $150 million as of February 28, 2019, compared to $103 million as of August 31, 2018 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2); and

•	Share repurchases totaling $10 million in the first six months of fiscal 2019, compared to $4 million in the prior year comparable period.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Revenues:
Auto and Metals Recycling	$386,065	$449,785	(14)%	$822,477	$847,839	(3)%
Cascade Steel and Scrap	90,398	116,714	(23)%	220,784	206,698	7%
Intercompany revenue eliminations(1)	(2,898)	(7,056)	(59)%	(5,676)	(11,815)	(52)%
Total revenues	473,565	559,443	(15)%	1,037,585	1,042,722	—%
Cost of goods sold:
Auto and Metals Recycling	336,281	371,899	(10)%	715,017	703,848	2%
Cascade Steel and Scrap	81,463	107,273	(24)%	195,798	185,853	5%
Intercompany cost of goods sold eliminations(1)	(3,056)	(6,710)	(54)%	(5,995)	(10,988)	(45)%
Total cost of goods sold	414,688	472,462	(12)%	904,820	878,713	3%
Selling, general and administrative expense:
Auto and Metals Recycling	28,008	32,546	(14)%	62,774	63,479	(1)%
Cascade Steel and Scrap	3,386	4,342	(22)%	7,834	7,808	—%
Corporate(2)	8,095	16,750	(52)%	20,300	33,394	(39)%
Total selling, general and administrative expense	39,489	53,638	(26)%	90,908	104,681	(13)%
(Income) loss from joint ventures:
Auto and Metals Recycling	35	208	(83)%	(135)	208	NM
Cascade Steel and Scrap	(219)	(314)	(30)%	(534)	(764)	(30)%
Total (income) from joint ventures	(184)	(106)	74%	(669)	(556)	20%
Asset impairment charges (recoveries), net:
Auto and Metals Recycling	—	—	NM	63	—	NM
Cascade Steel and Scrap	—	—	NM	—	(88)	NM
Total asset impairment charges (recoveries), net	—	—	NM	63	(88)	NM
Operating income:
Auto and Metals Recycling	21,741	45,132	(52)%	44,758	80,304	(44)%
Cascade Steel and Scrap	5,768	5,413	7%	17,686	13,889	27%
Segment operating income	27,509	50,545	(46)%	62,444	94,193	(34)%
Restructuring charges and other exit-related activities(3)	(536)	(91)	489%	(738)	(191)	286%
Corporate expense(2)	(8,095)	(16,750)	(52)%	(20,300)	(33,394)	(39)%
Change in intercompany profit elimination(4)	158	(346)	NM	319	(827)	NM
Total operating income	$19,036	$33,358	(43)%	$41,725	$59,781	(30)%
_____________________________
NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

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
Auto and Metals Recycling

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices)	2019	2018	% Change	2019	2018	% Change
Ferrous revenues	$257,488	$307,687	(16)%	$556,300	$562,670	(1)%
Nonferrous revenues	99,484	110,388	(10)%	203,665	220,731	(8)%
Retail and other revenues	29,093	31,710	(8)%	62,512	64,438	(3)%
Total segment revenues	386,065	449,785	(14)%	822,477	847,839	(3)%
Segment operating income	$21,741	$45,132	(52)%	$44,758	$80,304	(44)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$286	$278	3%	$288	$269	7%
Export	$288	$327	(12)%	$301	$318	(5)%
Average	$287	$314	(9)%	$297	$304	(2)%
Ferrous sales volume (LT, in thousands):
Domestic	343	239	43%	683	477	43%
Export	515	657	(22)%	1,094	1,216	(10)%
Total ferrous sales volume (LT, in thousands)	858	896	(4)%	1,777	1,693	5%
Average nonferrous sales price ($/pound)(1)(2)	$0.58	$0.72	(19)%	$0.59	$0.72	(18)%
Nonferrous sales volumes (pounds, in thousands)(2)	141,307	129,549	9%	294,176	258,686	14%
Cars purchased (in thousands)(3)	89	102	(13)%	183	210	(13)%
Number of auto parts stores at period end	51	53	(4)%	51	53	(4)%
Outbound freight in cost of goods sold	$26,047	$29,501	(12)%	$60,628	$55,246	10%
_____________________________
LT = Long Ton, which is equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.

(3)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the second quarter and first six months of fiscal 2019 decreased by 14% and 3%, respectively, compared to the same periods in the prior year primarily reflecting weaker export market conditions for recycled metals in the quarter, resulting in lower average net selling prices for our ferrous and nonferrous products and decreased ferrous export sales volumes compared to the prior year periods. Domestic ferrous sales volumes in the second quarter and first six months of fiscal 2019 increased by 43% compared to the prior year periods, partially offsetting the adverse impact of the weaker ferrous export market conditions. Nonferrous revenues in the second quarter and first six months of fiscal 2019 decreased by 10% and 8%, respectively, compared to the prior year periods primarily reflecting the continued impact of Chinese import restrictions and tariffs on certain nonferrous products put into place during the second half of fiscal 2018.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Operating Income
Operating income in the second quarter and first six months of fiscal 2019 was $22 million and $45 million, respectively, compared to $45 million and $80 million, respectively, in the comparable prior year periods. The decrease in AMR operating results in the first half of fiscal 2019 was primarily the result of operating margin compression from the decline in average net selling prices for ferrous and nonferrous products, including a temporary, but sharp, decline in ferrous export selling prices in the first half of the second quarter of fiscal 2019, which outpaced the reduction in purchase costs for raw materials. The lower average ferrous and nonferrous export selling prices in the first half of fiscal 2019 primarily resulted from the effects of tariffs and other regulatory measures on demand for recycled metals in our export markets. AMR operating results in the second quarter and first six months of fiscal 2019 were also adversely impacted by unusually severe winter weather conditions during the second quarter of fiscal 2019, which contributed to decreased scrap supply flows into our facilities, including end-of-life vehicles, compared to the prior year periods. The adverse effects of lower average net selling prices for recycled metals were partially offset by benefits from productivity initiatives and positive contributions from a limited-duration contract. This contract, which is expected to be substantially completed by or in the fourth quarter of fiscal 2019, provides a high margin source of supply and benefited AMR operating income by $6 million and $15 million, respectively, for the second quarter and first six months of fiscal 2019, compared to $5 million and $7 million, respectively, for the comparable prior year periods. AMR selling, general and administrative (“SG&A”) expense in the second quarter and first six months of fiscal 2019 decreased by $5 million, or 14%, and $1 million, or 1%, respectively, compared to the same periods in the prior year primarily due to lower employee-related expenses, including from reduced incentive compensation accruals.
Cascade Steel and Scrap

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for price)	2019	2018	% Change	2019	2018	% Change
Steel revenues(1)	$74,025	$81,542	(9)%	$175,362	$161,988	8%
Recycling revenues(2)	16,373	35,172	(53)%	45,422	44,710	2%
Total segment revenues	90,398	116,714	(23)%	220,784	206,698	7%
Segment operating income	$5,768	$5,413	7%	$17,686	$13,889	27%
Finished steel average sales price ($/ST)(3)	$737	$619	19%	$743	$609	22%
Finished steel products sold (ST, in thousands)	94	125	(25)%	213	252	(15)%
Rolling mill utilization(4)	76%	83%	(8)%	81%	89%	(9)%
___________________________
ST = Short Ton, which is equivalent to 2,000 pounds

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.

(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.

(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.
CSS Segment Revenues
Revenues in the second quarter of fiscal 2019 decreased by $26 million, or 23%, compared to the same period in the prior year primarily due to decreased export sales of ferrous recycled scrap metal and lower finished steel sales volumes, partially offset by significantly higher average net selling prices for our finished steel products. Revenues in the first six months of fiscal 2019 increased by $14 million, or 7% compared to the same period in the prior year primarily due to significantly higher average net selling prices for our finished steel products, partially offset by lower finished steel sales volumes resulting from the impact of construction delays in our West Coast markets due to unusually severe winter weather in California and the Pacific Northwest and increased planned maintenance downtime at our steel mill. The higher average net selling prices for our finished steel products reflect the impacts of reduced pressure from steel imports and higher steel-making raw material costs compared to the prior year periods.
CSS Segment Operating Income
Operating income in the second quarter and first six months of fiscal 2019 was $6 million and $18 million, respectively, compared $5 million and $14 million, respectively, in the comparable prior year periods. Improved operating results in the second quarter and first six months of fiscal 2019 primarily reflect higher finished steel margins as increases in selling prices outpaced the rise in costs of raw materials and other consumables, partially offset by lower finished steel sales volumes.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Corporate
Corporate SG&A expense for the second quarter of fiscal 2019 decreased by $9 million, or 52%, compared to the prior year quarter primarily due to decreased employee-related expenses, including from lower incentive compensation accruals, and lower legal and professional services expenses. Corporate SG&A expense for the first six months of fiscal 2019 decreased by $13 million, or 39%, compared to the prior year period as, in addition to the reductions noted for the second quarter, the prior year first quarter included a $4 million legacy environmental accrual.
Productivity Initiatives and Restructuring Charges
In fiscal 2019, we are implementing productivity initiatives aimed at delivering $35 million in annual benefits in order to mitigate the weaker price environment in the ferrous and nonferrous markets. We expect these benefits to be achieved through a combination of production cost efficiencies and reductions in SG&A expenses. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. We expect to achieve at least 75% of the total targeted benefits in fiscal 2019 with the full amount expected to be achieved in fiscal 2020. In the second quarter of fiscal 2019, we achieved approximately $9 million in benefits as a result of these initiatives. Consolidated operating income from continuing operations in the second quarter of fiscal 2019 included restructuring charges related to these initiatives of less than $1 million, consisting primarily of severance costs. We do not expect to incur significant restructuring charges in future periods related to these initiatives.
Income Tax
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018 and a full reduction to 21% for fiscal 2019. As a change in tax law is accounted for in the period of enactment, we recognized a provisional discrete benefit of $7 million in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. Our effective tax rate in the second quarter and first six months of fiscal 2018 also reflected application of the Tax Act’s lower federal statutory corporate tax rate to fiscal 2018 projected taxable income at the time. The accounting for the impacts of the Tax Act was complete as of November 30, 2018, and we have not recorded any material adjustments to the provisional amounts recorded in the second quarter of fiscal 2018 related to the Tax Act.
The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2019 was an expense of 22.3% and 20.9%, respectively, compared to a benefit of 33.9% and 8.2%, respectively, for the comparable prior year periods. We reported a tax benefit on pre-tax income for the second quarter and first six months of fiscal 2018 primarily due to the discrete benefits recorded in the second quarter of fiscal 2018 comprising $7 million resulting from enactment of the Tax Act and $7 million from the release of valuation allowances against certain deferred tax assets.
We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. As discussed above in this section, in the second quarter of fiscal 2018, we released valuation allowances against certain U.S. federal and state deferred tax assets resulting in a discrete tax benefit of $7 million. The release of these valuation allowances was the result of sufficient positive evidence at the time, including cumulative income in recent years and projections of future taxable income based primarily on our improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. We continue to maintain valuation allowances against certain U.S. federal, state, Canadian and all Puerto Rican deferred tax assets.

Liquidity and Capital Resources
We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.
Sources and Uses of Cash
We had cash balances of $13 million and $5 million as of February 28, 2019 and August 31, 2018, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2019, debt was $163 million, compared to $107 million as of August 31, 2018, and debt, net of cash, was $150 million, compared to $103 million as of August 31, 2018 (refer to Non-GAAP Financial Measures at the end of this Item 2).

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Operating Activities
Net cash provided by operating activities in the first six months of fiscal 2019 was $23 million, compared to net cash used in operating activities of $11 million in the first six months of fiscal 2018.
Uses of cash in the first six months of fiscal 2019 included a $26 million decrease in accrued payroll and related liabilities primarily due to incentive compensation payments in the first quarter, and a $24 million decrease in accounts payable primarily due to timing of payments. Sources of cash other than from earnings in the first six months of fiscal 2019 included a $16 million decrease in inventories due to lower raw material purchase prices, lower volumes on hand and the timing of purchases and sales.
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
Investing Activities
Net cash used in investing activities was $41 million in the first six months of fiscal 2019, compared to $27 million in the first six months of fiscal 2018.
Cash used in investing activities in the first six months of fiscal 2019 included capital expenditures of $41 million to upgrade our equipment and infrastructure and for additional investments in environmental-related assets, compared to $27 million in the prior year period.
Financing Activities
Net cash provided by financing activities in the first six months of fiscal 2019 was $26 million, compared to $46 million in the first six months of fiscal 2018.
Cash flows from financing activities in the first six months of fiscal 2019 included $55 million in net borrowings of debt, compared to $65 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2019 and 2018 also included $11 million for the payment of dividends. Cash used in financing activities in the first six months of fiscal 2019 and 2018 also included $10 million and $4 million, respectively, for share repurchases.
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
We had borrowings outstanding under our credit facilities of $155 million as of February 28, 2019 and $100 million as of August 31, 2018. The weighted average interest rate on amounts outstanding under our credit facilities was 4.10% and 3.57% as of February 28, 2019 and August 31, 2018, respectively.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

As of February 28, 2019, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.81 to 1.00 as of February 28, 2019. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.20 to 1.00 as of February 28, 2019.
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
Capital Expenditures
Capital expenditures totaled $41 million for the first six months of fiscal 2019, compared to $27 million for the prior year period. We currently plan to invest up to $100 million in capital expenditures on equipment replacement and upgrades, environmental and safety-related projects, and growth investments in nonferrous technology in fiscal 2019, using cash generated from operations and available credit facilities.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested $14 million in capital expenditures for environmental projects in the first six months of fiscal 2019, and plan to invest up to $35 million for such projects in fiscal 2019. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site and other environmental matters could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.
Dividends
On January 31, 2019, our Board of Directors declared a dividend for the second quarter of fiscal 2019 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 25, 2019.
Share Repurchase Program
Pursuant to our amended share repurchase program, as of February 28, 2019, we have existing authorization remaining under the program to repurchase up to approximately 0.9 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. Prior to the second quarter of fiscal 2019, we had repurchased approximately 7.9 million shares of the shares authorized for repurchase under the program. In the second quarter of fiscal 2019, we repurchased 263 thousand shares of our Class A common stock in open-market transactions for a total of $6 million.

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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 28, 2019, we had $10 million outstanding under these arrangements.

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
The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2019	August 31, 2018
Short-term borrowings	$1,215	$1,139
Long-term debt, net of current maturities	161,866	106,237
Total debt	163,081	107,376
Less cash and cash equivalents	13,173	4,723
Total debt, net of cash	$149,908	$102,653
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended February 28,
	2019	2018
Borrowings from long-term debt	$245,770	$314,483
Repayments of long-term debt	(190,892)	(249,916)
Net borrowings of debt	$54,878	$64,567
Adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income, adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016 and concluded in the first quarter of fiscal 2018, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Income and are also excluded from the measures for the relevant periods.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income, adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Consolidated operating income:
As reported	$19,036	$33,358	$41,725	$59,781
Asset impairment charges (recoveries), net	—	—	63	(88)
Restructuring charges and other exit-related activities	536	91	738	191
Recoveries related to the resale or modification of previously contracted shipments	—	—	—	(417)
Adjusted	$19,572	$33,449	$42,526	$59,467

AMR operating income:
As reported	$21,741	$45,132	$44,758	$80,304
Asset impairment charges (recoveries), net	—	—	63	—
Recoveries related to the resale or modification of previously contracted shipments	—	—	—	(417)
Adjusted	$21,741	$45,132	$44,821	$79,887

CSS operating income:
As reported	$5,768	$5,413	$17,686	$13,889
Asset impairment charges (recoveries), net	—	—	—	(88)
Adjusted	$5,768	$5,413	$17,686	$13,801

Net income from continuing operations attributable to SSI:
As reported	$13,030	$40,852	$29,290	$59,251
Asset impairment charges (recoveries), net	—	—	63	(88)
Restructuring charges and other exit-related activities	536	91	738	191
Recoveries related to the resale or modification of previously contracted shipments	—	—	—	(417)
Income tax expense (benefit) allocated to adjustments(1)	(114)	(41)	(174)	90
Adjusted	$13,452	$40,902	$29,917	$59,027

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$0.46	$1.42	$1.04	$2.06
Asset impairment charges (recoveries), net, per share	—	—	—	—
Restructuring charges and other exit-related activities, per share	0.02	—	0.03	0.01
Recoveries related to the resale or modification of previously contracted shipments, per share	—	—	—	(0.01)
Income tax expense (benefit) allocated to adjustments, per share(1)	—	—	(0.01)	—
Adjusted(2)	$0.48	$1.42	$1.06	$2.05
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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of February 28, 2019.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2018.
Credit Risk
As of February 28, 2019 and August 31, 2018, 35% and 33%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 93% and 99% was less than 60 days past due as of February 28, 2019 and August 31, 2018, respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of February 28, 2019 and August 31, 2018, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

In February 2019, the Company received a letter sent on behalf of the District Attorneys for six counties in California notifying the Company of a joint investigation into the alleged mishandling of hazardous materials and hazardous waste, as well as alleged water pollution violations, at various Pick-N-Pull locations within California and requesting a meeting to discuss the alleged violations. Based on the Company’s commitment to compliance with environmental requirements and the initial discussions with the District Attorneys’ offices, we expect to  negotiate a settlement of this matter that will address the concerns raised in this joint investigation. There has been no discussion to date of potential monetary sanctions.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2018, except for the changes disclosed in the subsequent Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Pursuant to a share repurchase program, as amended in 2001, 2006 and 2008, our Board of Directors has authorized the repurchase of 9 million shares of our Class A common stock when management deems such repurchases to be appropriate. Prior to the second quarter of fiscal 2019, we had repurchased approximately 7.9 million shares of our Class A common stock under the program. We repurchased 263 thousand shares of our Class A common stock under the program in open-market transactions during the second quarter of fiscal 2019.
The table below presents a summary of our share repurchases during the quarter ended February 28, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
December 1 – December 31, 2018	—	—	—	1,136,313
January 1 – January 31, 2019	262,633	$22.82	262,633	873,680
February 1 – February 28, 2019	—	—	—	873,680
Total second quarter 2019	262,633		262,633
The share repurchase program does not require us to acquire any specific number of shares. The program does not have a stated expiration date, and we may suspend, extend or terminate the program at any time without prior notice. The program may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Summary Sheet of 2019 Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*Management contract or compensatory plan or arrangement.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 4, 2019	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	April 4, 2019	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations