Form 10-Q
period 2019-05-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2019-06-26
CIK 912603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2019
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _______ to_______
Commission File Number 0-22496
SCHNITZER STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0341923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 SW Clay Street, Suite 350, Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)
 (503) 224-9900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	SCHN	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The Registrant had 26,578,576 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 24, 2019.

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
SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)
(Currency - U.S. Dollar)

	May 31, 2019	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$8,119	$4,723
Accounts receivable, net of allowance for doubtful accounts of $1,675 and $2,586	167,988	169,418
Inventories	202,192	205,877
Refundable income taxes	3,979	4,668
Prepaid expenses and other current assets	35,071	63,673
Total current assets	417,349	448,359
Property, plant and equipment, net of accumulated depreciation of $759,453 and $731,561	437,456	415,711
Investments in joint ventures	10,632	11,532
Goodwill	168,946	168,065
Intangibles, net of accumulated amortization of $2,956 and $3,476	4,027	4,358
Deferred income taxes	28,528	30,333
Other assets	25,684	26,459
Total assets	$1,092,622	$1,104,817
Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,234	$1,139
Accounts payable	100,386	128,495
Accrued payroll and related liabilities	21,054	46,410
Environmental liabilities	5,769	6,682
Other accrued liabilities	48,495	71,951
Total current liabilities	176,938	254,677
Deferred income taxes	20,343	11,742
Long-term debt, net of current maturities	140,895	106,237
Environmental liabilities, net of current portion	45,512	47,150
Other long-term liabilities	15,230	14,901
Total liabilities	398,918	434,707
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,576 and 26,502 shares issued and outstanding	26,576	26,502
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	32,742	36,929
Retained earnings	668,933	639,684
Accumulated other comprehensive loss	(39,423)	(37,237)
Total SSI shareholders’ equity	689,028	666,078
Noncontrolling interests	4,676	4,032
Total equity	693,704	670,110
Total liabilities and equity	$1,092,622	$1,104,817
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)
(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Revenues	$547,396	$652,416	$1,584,981	$1,695,138
Operating expense:
Cost of goods sold	474,598	549,164	1,379,418	1,427,877
Selling, general and administrative	48,575	54,185	139,483	158,866
(Income) from joint ventures	(311)	(772)	(980)	(1,328)
Asset impairment charges (recoveries), net	—	(1,465)	63	(1,553)
Restructuring charges and other exit-related activities	75	70	813	261
Operating income	24,459	51,234	66,184	111,015
Interest expense	(2,294)	(2,483)	(6,267)	(6,823)
Other income, net	29	403	373	1,353
Income from continuing operations before income taxes	22,194	49,154	60,290	105,545
Income tax expense	(5,762)	(10,650)	(13,733)	(6,030)
Income from continuing operations	16,432	38,504	46,557	99,515
Income (loss) from discontinued operations, net of tax	8	(56)	(202)	72
Net income	16,440	38,448	46,355	99,587
Net income attributable to noncontrolling interests	(750)	(1,046)	(1,585)	(2,806)
Net income attributable to SSI	$15,690	$37,402	$44,770	$96,781

Net income per share attributable to SSI:
Basic:
Income per share from continuing operations attributable to SSI	$0.57	$1.35	$1.63	$3.49
Income (loss) per share from discontinued operations attributable to SSI	—	—	(0.01)	—
Net income per share attributable to SSI(1)	$0.57	$1.35	$1.63	$3.49
Diluted:
Income per share from continuing operations attributable to SSI	$0.56	$1.31	$1.60	$3.38
Income (loss) per share from discontinued operations attributable to SSI	—	—	(0.01)	—
Net income per share attributable to SSI	$0.56	$1.31	$1.59	$3.38
Weighted average number of common shares:
Basic	27,510	27,676	27,548	27,719
Diluted	28,074	28,636	28,184	28,646
Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625

 ____________________________

(1)	May not foot due to rounding.
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net income	$16,440	$38,448	$46,355	$99,587
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,838)	(414)	(2,570)	(2,006)
Pension obligations, net	142	174	384	30
Total other comprehensive loss, net of tax	(1,696)	(240)	(2,186)	(1,976)
Comprehensive income	14,744	38,208	44,169	97,611
Less comprehensive income attributable to noncontrolling interests	(750)	(1,046)	(1,585)	(2,806)
Comprehensive income attributable to SSI	$13,994	$37,162	$42,584	$94,805

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)
(Currency - U.S. Dollar)

Three Months Ended May 31, 2018	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 1, 2018	26,906	$26,906	200	$200	$39,609	$552,977	$(37,029)	$582,663	$4,433	$587,096
Net income	—	—	—	—	—	37,402	—	37,402	1,046	38,448
Other comprehensive loss, net of tax	—	—	—	—	—	—	(240)	(240)	—	(240)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(892)	(892)
Share repurchases	(166)	(166)	—	—	(5,011)	—	—	(5,177)	—	(5,177)
Issuance of restricted stock	13	13	—	—	(13)	—	—	—	—	—
Restricted stock withheld for taxes	(4)	(4)	—	—	(138)	—	—	(142)	—	(142)
Share-based compensation expense	—	—	—	—	5,720	—	—	5,720	—	5,720
Cash dividends	—	—	—	—	—	(5,251)	—	(5,251)	—	(5,251)
Balance as of May 31, 2018	26,749	$26,749	200	$200	$40,167	$585,128	$(37,269)	$614,975	$4,587	$619,562

Three Months Ended May 31, 2019	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 1, 2019	26,575	$26,575	200	$200	$29,135	$658,424	$(37,727)	$676,607	$4,240	$680,847
Net income	—	—	—	—	—	15,690	—	15,690	750	16,440
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,696)	(1,696)	—	(1,696)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(314)	(314)
Issuance of restricted stock	2	2	—	—	(2)	—	—	—	—	—
Restricted stock withheld for taxes	(1)	(1)	—	—	(20)	—	—	(21)	—	(21)
Share-based compensation expense	—	—	—	—	3,629	—	—	3,629	—	3,629
Cash dividends	—	—	—	—	—	(5,181)	—	(5,181)	—	(5,181)
Balance as of May 31, 2019	26,576	$26,576	200	$200	$32,742	$668,933	$(39,423)	$689,028	$4,676	$693,704
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)
(Currency - U.S. Dollar)

Nine Months Ended May 31, 2018	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of September 1, 2017	26,859	$26,859	200	$200	$38,050	$503,770	$(35,293)	$533,586	$3,907	$537,493
Net income	—	—	—	—	—	96,781	—	96,781	2,806	99,587
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,976)	(1,976)	—	(1,976)
Reclassification of stranded tax effects of the Tax Cuts and Jobs Act	—	—	—	—	—	517	—	517	—	517
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,709)	(1,709)
Share repurchases	(266)	(266)	—	—	(8,512)	—	—	(8,778)	—	(8,778)
Issuance of restricted stock	257	257	—	—	(257)	—	—	—	—	—
Restricted stock withheld for taxes	(101)	(101)	—	—	(2,929)	—	—	(3,030)	—	(3,030)
Share-based compensation expense	—	—	—	—	13,815	—	—	13,815	—	13,815
Purchase of noncontrolling interest	—	—	—	—	—	(183)	—	(183)	(417)	(600)
Cash dividends	—	—	—	—	—	(15,757)	—	(15,757)	—	(15,757)
Balance as of May 31, 2018	26,749	$26,749	200	$200	$40,167	$585,128	$(37,269)	$614,975	$4,587	$619,562

Nine Months Ended May 31, 2019	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total SSI Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of September 1, 2018	26,502	$26,502	200	$200	$36,929	$639,684	$(37,237)	$666,078	$4,032	$670,110
Net income	—	—	—	—	—	44,770	—	44,770	1,585	46,355
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,186)	(2,186)	—	(2,186)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(941)	(941)
Share repurchases	(413)	(413)	—	—	(9,674)	—	—	(10,087)	—	(10,087)
Issuance of restricted stock	765	765	—	—	(765)	—	—	—	—	—
Restricted stock withheld for taxes	(278)	(278)	—	—	(7,185)	—	—	(7,463)	—	(7,463)
Share-based compensation expense		—	—	—	13,437	—	—	13,437	—	13,437
Cash dividends	—	—	—	—	—	(15,521)	—	(15,521)	—	(15,521)
Balance as of May 31, 2019	26,576	$26,576	200	$200	$32,742	$668,933	$(39,423)	$689,028	$4,676	$693,704
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
(Currency - U.S. Dollar)

	Nine Months Ended May 31,
	2019	2018
Cash flows from operating activities:
Net income	$46,355	$99,587
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,644	37,009
Asset impairment charges (recoveries), net	63	(1,553)
Exit-related asset impairments	23	—
Inventory write-downs	775	38
Share-based compensation expense	13,437	13,815
Deferred income taxes	9,402	(9,791)
Undistributed equity in earnings of joint ventures	(980)	(1,328)
Loss on disposal of assets, net	252	203
Unrealized foreign exchange loss (gain), net	86	(180)
Bad debt expense, net	63	307
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,779)	(61,557)
Inventories	14,832	(58,047)
Income taxes	689	(998)
Prepaid expenses and other current assets	(3,258)	(7,249)
Other long-term assets	735	(1,512)
Accounts payable	(19,482)	26,257
Accrued payroll and related liabilities	(25,315)	2,346
Other accrued liabilities	(3,811)	9,328
Environmental liabilities	(2,637)	2,634
Other long-term liabilities	(4)	3,307
Distributed equity in earnings of joint ventures	1,942	1,025
Net cash provided by operating activities	63,032	53,641
Cash flows from investing activities:
Capital expenditures	(61,000)	(46,096)
Acquisitions	(1,553)	(2,300)
Joint venture receipts, net	641	4
Proceeds from sale of assets	1,641	3,397
Deposit on land option	1,260	—
Net cash used in investing activities	(59,011)	(44,995)
Cash flows from financing activities:
Borrowings from long-term debt	316,676	426,480
Repayments of long-term debt	(282,932)	(402,153)
Payment of debt issuance costs	(102)	—
Repurchases of Class A common stock	(10,087)	(8,778)
Taxes paid related to net share settlement of share-based payment awards	(7,463)	(3,030)
Distributions to noncontrolling interests	(941)	(1,709)
Purchase of noncontrolling interest	—	(600)
Dividends paid	(15,600)	(15,721)
Net cash used in financing activities	(449)	(5,511)
Effect of exchange rate changes on cash	(176)	(332)
Net increase in cash and cash equivalents	3,396	2,803
Cash and cash equivalents as of beginning of period	4,723	7,287
Cash and cash equivalents as of end of period	$8,119	$10,090
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

	Nine Months Ended May 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$4,831	$5,923
Income taxes paid, net	$3,436	$13,785
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$9,839	$8,105
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018. The results for the three and nine months ended May 31, 2019 and 2018 are not necessarily indicative of the results of operations for the entire fiscal year.
Accounting Changes
As of the beginning of the first quarter of fiscal 2019, the Company adopted an accounting standards update initially issued in May 2014 that clarifies the principles for recognizing revenue from contracts with customers. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new revenue accounting standard using the modified retrospective approach, which requires recognition of the cumulative effect of initially applying the new requirements as an adjustment to the opening balance of retained earnings in the period of initial application. Adoption of the new requirements did not change the timing of revenue recognition for the Company compared to the previous guidance, and the Company recorded no cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2018. The Company identified certain scrap purchase and sale arrangements for which it recognized revenue for the gross amount of consideration it expected to be entitled to from the customer (as principal) under the previous revenue guidance, but for which under the new revenue standard it recognizes revenue as the net amount of consideration that it expects to retain after paying the scrap metal supplier (as agent). The foregoing change in the classification of the cost of scrap metal purchased under such arrangements has the effect of reducing the amount of revenue and cost of goods sold reported in the financial statements, while having no impact on net income. If the Company had continued using the accounting guidance in effect before the adoption of the new revenue accounting standard, its consolidated revenues for the three and nine months ended May 31, 2019 would have been higher by approximately $8 million and $21 million, respectively, or 1% for each period, and its consolidated cost of goods sold would have been higher by the same amounts, respectively. No other line items in the consolidated financial statements were materially impacted by adoption of the new requirements. Comparative prior period amounts and disclosures continue to be reported in accordance with guidance in effect prior to the date of adoption. See Note 7 - Revenue for the disclosures required under the new standard.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $25 million and $28 million as of May 31, 2019 and August 31, 2018, respectively.
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
Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $12 million and $11 million for the nine months ended May 31, 2019 and 2018, respectively.
Prepaid Expenses
The Company’s prepaid expenses totaled $15 million and $22 million as of May 31, 2019 and August 31, 2018, respectively, and consisted primarily of prepaid insurance, prepaid services and deposits on capital purchases.
Other Assets
The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, spare parts, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Receivables from insurers totaled $16 million and $36 million as of May 31, 2019 and August 31, 2018, respectively, with the decrease in fiscal 2019 resulting from the settlement of a contingent loss recorded during fiscal 2018 in connection with lawsuits arising from a motor vehicle collision for which the Company had insurance coverage. See “Contingencies – Other” in Note 5 – Commitments and Contingencies for further discussion of the contingent loss and subsequent settlements in fiscal 2019.
The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is presented as part of the Auto and Metals Recycling (“AMR”) reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of May 31, 2019 and August 31, 2018. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.
Long-Lived Assets
Changes in circumstances may merit a change in the estimated useful lives or salvage values of individual long-lived assets, which are accounted for prospectively in the period of change. For such assets, the useful life is shortened based on the Company’s plans to dispose of or abandon the asset before the end of its original useful life and depreciation is accelerated beginning when that determination is made. During the nine months ended May 31, 2018, the Company recognized accelerated depreciation of $1 million due to shortening the useful lives of decommissioned machinery and equipment assets in the Cascade Steel and Scrap (“CSS”) reportable segment, which is reported within asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Income.
Also, during the three and nine months ended May 31, 2018, the Company sold previously impaired assets consisting primarily of machinery and equipment, recognizing a gain of $2 million and $3 million, respectively, which are reported within asset impairment charges (recoveries), net in the Unaudited Condensed Consolidated Statements of Income.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2019. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $75 million and $58 million of open letters of credit as of May 31, 2019 and August 31, 2018, respectively.

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

Note 3 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2019	August 31, 2018
Processed and unprocessed scrap metal	$90,839	$111,658
Semi-finished goods	9,293	15,551
Finished goods	58,554	39,809
Supplies	43,506	38,859
Inventories	$202,192	$205,877

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first nine months of fiscal 2019 requiring an interim goodwill impairment test. As of May 31, 2019 and August 31, 2018, all but $1 million of the Company’s goodwill was carried by a single reporting unit within AMR.
The gross change in the carrying amount of goodwill for the nine months ended May 31, 2019 was as follows (in thousands):

Goodwill
August 31, 2018	$168,065
Acquisition	1,575
Foreign currency translation adjustment	(694)
May 31, 2019	$168,946

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
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
Accumulated goodwill impairment charges were $471 million as of May 31, 2019 and August 31, 2018.

Note 5 - Commitments and Contingencies

Contingencies - Environmental
The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.
Changes in the Company’s environmental liabilities for the nine months ended May 31, 2019 were as follows (in thousands):

Balance as of August 31, 2018	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2019	Short-Term	Long-Term
$53,832	$292	$(2,843)	$51,281	$5,769	$45,512

Recycling Operations
As of May 31, 2019 and August 31, 2018, the Company’s recycling operations had environmental liabilities of $51 million and $54 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.
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
In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two year period. The Company estimated that its share of the costs of performing such work would be approximately $2 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the first quarter of fiscal 2018. The Company believes that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations in that period. As of May 31, 2019 and August 31, 2018, the Company’s loss contingencies include $1 million and $2 million, respectively, for its estimated share of the costs of the investigation, including pre-remedial design investigative activities.
The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. The report is subject to review and comment by EPA.
EPA has stated that it wants PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and has proposed dividing the Site into eight to ten subareas for remedial design. EPA has indicated that it may pursue enforcement or other actions against PRPs in areas where good-faith negotiations to perform remedial design

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are not underway by June 30, 2019. The Company is engaged in good-faith negotiations with EPA with respect to potentially performing remedial design; but it is unclear whether the Company will reach agreement with EPA, and the timing for completion of remedial design is uncertain.
Except for certain early action projects in which the Company is not involved, remediation activities are not expected to commence for a number of years. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a separate allocation process. The Company does not expect the next major stage of the allocation process to proceed until early 2020.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense (including the pre-remedial design investigative activities), remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur.
The Oregon Department of Environmental Quality is separately providing oversight of voluntary investigations and source control activities by the Company involving the Company’s sites adjacent to the Portland Harbor which are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations because the extent of contamination (if any) and the Company’s responsibility for the contamination (if any) have not yet been determined.
Other Legacy Environmental Loss Contingencies
The Company’s environmental loss contingencies as of May 31, 2019 and August 31, 2018, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
During the first quarter of fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of May 31, 2019 and August 31, 2018, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company currently estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.
In addition, the Company’s loss contingencies as of May 31, 2019 and August 31, 2018 include $7 million and $6 million, respectively, for the estimated costs related to remediation of soil and groundwater conditions, including penalties, in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities, including penalties, in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible loss or range of possible losses associated

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with this matter pending completion of on-going studies and determination of remediation plans and pending further negotiations to settle the related enforcement matter.
Steel Manufacturing Operations
The Company’s steel manufacturing operations had no known environmental liabilities as of May 31, 2019 and August 31, 2018.
The steel mill’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to firms that apply treatments that allow for the ultimate disposal of the EAF dust.
The Company’s steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of approximately 950 thousand tons. The Company’s permit was first issued in 1998 and has since been renewed through February 1, 2018. The permit renewal process occurs every five years, and the renewal process is underway; however, the existing permit is extended by administrative rule until the current renewal process is finalized.
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

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended May 31, 2019			Three Months Ended May 31, 2018
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - March 1 (Beginning of period)	$(34,861)	$(2,866)	$(37,727)	$(33,420)	$(3,609)	$(37,029)
Other comprehensive loss before reclassifications	(1,838)	—	(1,838)	(414)	—	(414)
Income tax benefit	—	—	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	(1,838)	—	(1,838)	(414)	—	(414)
Amounts reclassified from accumulated other comprehensive loss	—	184	184	—	225	225
Income tax benefit	—	(42)	(42)	—	(51)	(51)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	142	142	—	174	174
Net periodic other comprehensive income (loss)	(1,838)	142	(1,696)	(414)	174	(240)
Balances - May 31 (End of period)	$(36,699)	$(2,724)	$(39,423)	$(33,834)	$(3,435)	$(37,269)

	Nine Months Ended May 31, 2019			Nine Months Ended May 31, 2018
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,129)	$(3,108)	$(37,237)	$(31,828)	$(3,465)	$(35,293)
Other comprehensive income (loss) before reclassifications	(2,570)	208	(2,362)	(2,006)	(185)	(2,191)
Income tax (expense) benefit	—	(46)	(46)	—	227	227
Other comprehensive income (loss) before reclassifications, net of tax	(2,570)	162	(2,408)	(2,006)	42	(1,964)
Amounts reclassified from accumulated other comprehensive loss	—	288	288	—	365	365
Income tax benefit	—	(66)	(66)	—	(377)	(377)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	222	222	—	(12)	(12)
Net periodic other comprehensive income (loss)	(2,570)	384	(2,186)	(2,006)	30	(1,976)
Balances - May 31 (End of period)	$(36,699)	$(2,724)	$(39,423)	$(33,834)	$(3,435)	$(37,269)

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
The Company recognizes revenue based on contractually stated selling prices and quantities shipped, adjusted for estimated claims and discounts. Claims are customary in the recycled scrap metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for the three and nine months ended May 31, 2019. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. During the three and nine months ended May 31, 2019, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues
The table below illustrates the Company’s revenues disaggregated by major product and sales destination for each reportable segment (in thousands):

	Three Months Ended May 31, 2019
	AMR	CSS	Intersegment Revenues	Total
Revenues by major product:
Ferrous	$280,362	$14,208	$(2,697)	$291,873
Nonferrous	112,785	10,376	(329)	122,832
Steel	—	96,626	—	96,626
Retail and other	35,876	221	(32)	36,065
Total revenues	$429,023	$121,431	$(3,058)	$547,396
Revenues based on sales destination:
Foreign	$273,128	$25,242	$—	$298,370
Domestic	155,895	96,189	(3,058)	249,026
Total revenues	$429,023	$121,431	$(3,058)	$547,396

	Nine Months Ended May 31, 2019
	AMR	CSS	Intersegment Revenues	Total
Revenues by major product:
Ferrous	$836,662	$41,071	$(7,846)	$869,887
Nonferrous	316,450	28,522	(856)	344,116
Steel	—	271,988	—	271,988
Retail and other	98,388	634	(32)	98,990
Total revenues	$1,251,500	$342,215	$(8,734)	$1,584,981
Revenues based on sales destination:
Foreign	$753,696	$69,396	$—	$823,092
Domestic	497,804	272,819	(8,734)	761,889
Total revenues	$1,251,500	$342,215	$(8,734)	$1,584,981

Receivables from Contracts with Customers
The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of May 31, 2019 and August 31, 2018, receivables from contracts with customers, net of an allowance for doubtful accounts, totaled $164 million representing 98% and 97%, respectively, of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets.
Contract Liabilities
Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $3 million and $9 million as of May 31, 2019 and August 31, 2018, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less. During the three and nine months ended May 31, 2019, the Company reclassified less than $1 million and $8 million, respectively, in customer deposits as of August 31, 2018 to revenues as a result of satisfying performance obligations during the respective periods.

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
The compensation expense associated with performance share awards is recognized over the requisite service period of the awards, net of estimated forfeitures, or to the date a qualifying employment termination event entitles the recipient to a pro-rated award (if before the end of the service period). Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2021.
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

Note 9 - Income Taxes

On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Act, which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018 and a full reduction to 21% for fiscal 2019. As a change in tax law is accounted for in the period of enactment, the Company recognized a discrete benefit of $7 million in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. The Company’s effective tax rate in the third quarter and first nine months of fiscal 2018 also reflected application of the Tax Act’s lower federal statutory corporate tax rate to fiscal 2018 projected taxable income at the time. The Company’s accounting for the impacts of the Tax Act was complete as of November 30, 2018.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate
The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2019 was an expense of 26.0% and 22.8%, respectively, compared to an expense of 21.7% and 5.7%, respectively, for the comparable prior year periods. The effective tax rate from continuing operations for the first nine months of fiscal 2018 was lower than the federal statutory rate of 25.7% primarily due to the lower projected annual effective tax rate applied to quarterly results and discrete benefits recorded in the second quarter of fiscal 2018 comprising $7 million resulting from enactment of the Tax Act and $7 million from the release of valuation allowances against certain deferred tax assets.
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
The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2018 remain subject to examination under the statute of limitations.

Note 10 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Income from continuing operations	$16,432	$38,504	$46,557	$99,515
Net income attributable to noncontrolling interests	(750)	(1,046)	(1,585)	(2,806)
Income from continuing operations attributable to SSI	15,682	37,458	44,972	96,709
Income (loss) from discontinued operations, net of tax	8	(56)	(202)	72
Net income attributable to SSI	$15,690	$37,402	$44,770	$96,781
Computation of shares:
Weighted average common shares outstanding, basic	27,510	27,676	27,548	27,719
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	564	960	636	927
Weighted average common shares outstanding, diluted	28,074	28,636	28,184	28,646

Common stock equivalent shares of 388,766 and 283,483 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and nine months ended May 31, 2019, respectively. No common stock equivalent shares were considered antidilutive for the three and nine months ended May 31, 2018.

Note 11 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $5 million for the three months ended May 31, 2019 and 2018, respectively, and $11 million and $12 million for the nine months ended May 31, 2019 and 2018, respectively.

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
The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The joint ventures sell recycled scrap metal to AMR and to CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. As of May 31, 2019 and August 31, 2018, the Company had two 50%-owned joint venture interests, one presented as part of AMR operations, and one presented as part of CSS operations. Income from joint ventures for the three and nine months ended May 31, 2018 includes the results of two additional 50% joint venture interests presented as part of AMR operations which dissolved in the fourth quarter of fiscal 2018.
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
The table below illustrates the Company’s revenues from continuing operations by reportable segment (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Revenues:
AMR:
Revenues	$429,023	$529,611	$1,251,500	$1,377,450
Less intersegment revenues	(3,058)	(7,271)	(8,734)	(19,086)
AMR external customer revenues	425,965	522,340	1,242,766	1,358,364
CSS:
Revenues	121,431	130,076	342,215	336,774
Total revenues	$547,396	$652,416	$1,584,981	$1,695,138

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the reconciliation of the Company’s segment operating income to income from continuing operations before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
AMR	$29,189	$54,980	$73,947	$135,284
CSS	8,116	10,793	25,802	24,682
Segment operating income	37,305	65,773	99,749	159,966
Restructuring charges and other exit-related activities	(75)	(70)	(813)	(261)
Corporate and eliminations	(12,771)	(14,469)	(32,752)	(48,690)
Operating income	24,459	51,234	66,184	111,015
Interest expense	(2,294)	(2,483)	(6,267)	(6,823)
Other income, net	29	403	373	1,353
Income from continuing operations before income taxes	$22,194	$49,154	$60,290	$105,545

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	May 31, 2019	August 31, 2018
AMR(1)	$1,533,071	$1,485,626
CSS(1)	760,338	740,967
Total segment assets	2,293,409	2,226,593
Corporate and eliminations(2)	(1,200,787)	(1,121,776)
Total assets	$1,092,622	$1,104,817
_____________________________

(1)
AMR total assets include $3 million and $4 million for an investment in a joint venture as of May 31, 2019 and August 31, 2018, respectively. CSS total assets include $8 million for an investment in a joint venture as of May 31, 2019 and August 31, 2018.

(2)	The substantial majority of Corporate and eliminations total assets consist of Corporate intercompany payables to the Company’s operating segments and intercompany eliminations.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a discussion of our operations for the three and nine months ended May 31, 2019 and 2018. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2018, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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
AMR sells ferrous and nonferrous recycled scrap metal in both foreign and domestic markets. AMR acquires, processes and recycles autobodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 91 auto and metals recycling facilities. Our largest source of autobodies is our own network of retail auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through its 51 self-service auto parts stores located across the United States and Western Canada. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous materials, which are primarily sold to wholesalers. The remaining autobodies are crushed and shipped to our metals recycling facilities to be shredded, or sold to third parties where geographically more economical. AMR then processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs.
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

Executive Overview of Financial Results for the Third Quarter of Fiscal 2019
We generated consolidated revenues of $547 million in the third quarter of fiscal 2019, a decrease of 16% from the $652 million of consolidated revenues in the third quarter of fiscal 2018, primarily reflecting weaker market conditions for recycled metals globally resulting in lower average net selling prices for our ferrous and nonferrous products compared to the prior year quarter. Finished steel revenues in the third quarter of fiscal 2019 decreased by 7% compared to the prior year quarter reflecting the impact of lower finished steel sales volumes.
Consolidated operating income was $24 million in the third quarter of fiscal 2019, compared to $51 million in the third quarter of fiscal 2018. Adjusted consolidated operating income was $27 million in the third quarter of fiscal 2019, compared to $50 million in the third quarter of fiscal 2018. See the reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of this Item 2.
AMR reported operating income in the third quarter of fiscal 2019 of $29 million, compared to $55 million in the prior year period. The decrease in AMR operating results compared to the prior year quarter was primarily the result of operating margin compression from the decline in average net selling prices for our ferrous and nonferrous products which outpaced the reduction in purchase costs for raw materials, partially offset by the benefits from productivity initiatives. The lower average ferrous selling prices in the third quarter of fiscal 2019 primarily reflect the weaker price environment for recycled metals in our domestic markets and the effects of tariffs and other regulatory measures on demand for recycled metals in our export markets. The lower average nonferrous selling prices in the third quarter of fiscal 2019 primarily resulted from reduced demand for nonferrous products globally, as well as the continued effects of Chinese import restrictions and tariffs on certain nonferrous products put into place during the second half of fiscal 2018.
CSS reported operating income of $8 million in the third quarter of 2019, compared to $11 million in the prior year quarter, reflecting lower finished steel sales volumes, compounded by a decrease in finished steel margins primarily resulting from high beginning inventory costs and the impact of a temporary spike in natural gas prices in March 2019, partially offset by the benefits from productivity initiatives. In the third quarter of fiscal 2018, CSS experienced significant finished steel margin expansion from selling prices increasing faster than raw material purchase prices.
Consolidated selling, general and administrative (“SG&A”) expense in the third quarter of fiscal 2019 decreased by $6 million, or 10%, compared to the prior year period primarily due to a decrease in employee-related expenses, including from lower incentive compensation accruals, partially offset by a $2 million charge related to the settlement of a wage and hour class action lawsuit.
In fiscal 2019, we are implementing productivity initiatives aimed at delivering $35 million in annual benefits in order to mitigate the weaker price environment in the ferrous and nonferrous markets. We expect these benefits to be achieved through a combination of production cost efficiencies, reductions in SG&A expenses and increases in retail sales. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. We expect to achieve at least 80% of the total targeted benefits in fiscal 2019 with the full amount expected to be achieved in fiscal 2020. In the third quarter of fiscal 2019, we achieved approximately $9 million in benefits as a result of these initiatives.
Net income from continuing operations attributable to SSI in the third quarter of fiscal 2019 was $16 million, or $0.56 per diluted share, compared to $37 million, or $1.31 per diluted share, in the prior year quarter. Adjusted net income from continuing operations attributable to SSI in the third quarter of fiscal 2019 was $18 million, or $0.63 per diluted share, compared to $36 million, or $1.26 per diluted share, in the prior year quarter. See the reconciliation of adjusted net income from continuing operations attributable to SSI in Non-GAAP Financial Measures at the end of this Item 2.
The following items further highlight selected liquidity and capital structure metrics:

•	For the first nine months of fiscal 2019, net cash provided by operating activities of $63 million, compared to $54 million in the prior year comparable period;

•	Debt of $142 million as of May 31, 2019, compared to $107 million as of August 31, 2018;

•
Debt, net of cash, of $134 million as of May 31, 2019, compared to $103 million as of August 31, 2018 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2); and

•	Share repurchases totaling $10 million in the first nine months of fiscal 2019, compared to $9 million in the prior year comparable period.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Revenues:
Auto and Metals Recycling	$429,023	$529,611	(19)%	$1,251,500	$1,377,450	(9)%
Cascade Steel and Scrap	121,431	130,076	(7)%	342,215	336,774	2%
Intercompany revenue eliminations(1)	(3,058)	(7,271)	(58)%	(8,734)	(19,086)	(54)%
Total revenues	547,396	652,416	(16)%	1,584,981	1,695,138	(6)%
Cost of goods sold:
Auto and Metals Recycling	367,765	441,089	(17)%	1,082,782	1,144,937	(5)%
Cascade Steel and Scrap	109,622	115,344	(5)%	305,420	301,197	1%
Intercompany cost of goods sold eliminations(1)	(2,789)	(7,269)	(62)%	(8,784)	(18,257)	(52)%
Total cost of goods sold	474,598	549,164	(14)%	1,379,418	1,427,877	(3)%
Selling, general and administrative expense:
Auto and Metals Recycling	32,075	35,058	(9)%	94,849	98,537	(4)%
Cascade Steel and Scrap	3,998	4,660	(14)%	11,832	12,468	(5)%
Corporate(2)	12,502	14,467	(14)%	32,802	47,861	(31)%
Total selling, general and administrative expense	48,575	54,185	(10)%	139,483	158,866	(12)%
(Income) loss from joint ventures:
Auto and Metals Recycling	(6)	(51)	(88)%	(141)	157	(190)%
Cascade Steel and Scrap	(305)	(721)	(58)%	(839)	(1,485)	(44)%
Total (income) from joint ventures	(311)	(772)	(60)%	(980)	(1,328)	(26)%
Asset impairment charges (recoveries), net:
Auto and Metals Recycling	—	(1,465)	NM	63	(1,465)	NM
Cascade Steel and Scrap	—	—	NM	—	(88)	NM
Total asset impairment charges (recoveries), net	—	(1,465)	NM	63	(1,553)	NM
Operating income:
Auto and Metals Recycling	29,189	54,980	(47)%	73,947	135,284	(45)%
Cascade Steel and Scrap	8,116	10,793	(25)%	25,802	24,682	5%
Segment operating income	37,305	65,773	(43)%	99,749	159,966	(38)%
Restructuring charges and other exit-related activities(3)	(75)	(70)	7%	(813)	(261)	211%
Corporate expense(2)	(12,502)	(14,467)	(14)%	(32,802)	(47,861)	(31)%
Change in intercompany profit elimination(4)	(269)	(2)	NM	50	(829)	NM
Total operating income	$24,459	$51,234	(52)%	$66,184	$111,015	(40)%
_____________________________
NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.

(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.

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
Auto and Metals Recycling

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2019	2018	% Change	2019	2018	% Change
Ferrous revenues	$280,362	$363,566	(23)%	$836,662	$926,236	(10)%
Nonferrous revenues	112,785	127,288	(11)%	316,450	348,019	(9)%
Retail and other revenues	35,876	38,757	(7)%	98,388	103,195	(5)%
Total segment revenues	429,023	529,611	(19)%	1,251,500	1,377,450	(9)%
Segment operating income	$29,189	$54,980	(47)%	$73,947	$135,284	(45)%
Average ferrous recycled metal sales prices ($/LT):(1)
Domestic	$268	$314	(15)%	$282	$286	(1)%
Export	$303	$347	(13)%	$302	$328	(8)%
Average	$293	$337	(13)%	$295	$316	(7)%
Ferrous sales volume (LT, in thousands):
Domestic	311	293	6%	994	770	29%
Export	627	690	(9)%	1,721	1,906	(10)%
Total ferrous sales volume (LT, in thousands)	938	983	(5)%	2,715	2,676	1%
Average nonferrous sales price ($/pound)(1)(2)	$0.62	$0.74	(16)%	$0.60	$0.73	(18)%
Nonferrous sales volume (pounds, in thousands)(2)	153,936	146,043	5%	448,112	404,729	11%
Cars purchased (in thousands)(3)	102	109	(6)%	285	319	(11)%
Number of auto parts stores at period end	51	53	(4)%	51	53	(4)%
_____________________________
LT = Long Ton, which is equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(2)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.

(3)	Cars purchased by auto parts stores only.
AMR Segment Revenues
Revenues in the third quarter and first nine months of fiscal 2019 decreased by 19% and 9%, respectively, compared to the same periods in the prior year primarily reflecting the weaker market environment for recycled metals globally, resulting in lower average net selling prices for our ferrous and nonferrous products compared to the prior year periods. Domestic ferrous sales volumes in the first nine months of fiscal 2019 increased by 29% compared to the prior year period, partially offsetting the adverse impact of the weaker ferrous export market conditions in the same period. Nonferrous revenues in the third quarter and first nine months of fiscal 2019 decreased by 11% and 9%, respectively, compared to the prior year periods primarily reflecting reduced demand for nonferrous products globally, as well as the continued impact of Chinese import restrictions and tariffs on certain nonferrous products put into place during the second half of fiscal 2018.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Operating Income
Operating income in the third quarter and first nine months of fiscal 2019 was $29 million and $74 million, respectively, compared to $55 million and $135 million, respectively, in the comparable prior year periods. The decrease in AMR operating results in fiscal 2019 was primarily the result of operating margin compression from the decline in average net selling prices for our ferrous and nonferrous products which outpaced the reduction in purchase costs for raw materials. The lower average ferrous and nonferrous selling prices in the first nine months of fiscal 2019 reflect the effects of tariffs and other regulatory measures on demand for recycled metals in our export markets, the weaker price environment for recycled metals in our domestic markets in the third quarter, and reduced demand for nonferrous products globally. AMR operating results in the first nine months of fiscal 2019 were also adversely impacted by unusually severe winter weather conditions, primarily during the second quarter of fiscal 2019, which contributed to decreased scrap supply flows into our facilities, including end-of-life vehicles, compared to the prior year period. The adverse effects of lower average net selling prices for recycled metals were partially offset by benefits from productivity initiatives and positive contributions from a limited-duration contract. This contract, which is expected to be substantially completed in the fourth quarter of fiscal 2019, provides a high margin source of supply and benefited AMR operating income by $4 million and $19 million, respectively, for the third quarter and first nine months of fiscal 2019, compared to $7 million and $14 million, respectively, for the comparable prior year periods. AMR selling, general and administrative (“SG&A”) expense in the third quarter and first nine months of fiscal 2019 decreased by $3 million, or 9%, and $4 million, or 4%, respectively, compared to the same periods in the prior year primarily due to lower employee-related expenses, including from reduced incentive compensation accruals.
Cascade Steel and Scrap

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2019	2018	% Change	2019	2018	% Change
Steel revenues(1)	$96,626	$103,726	(7)%	$271,988	$265,714	2%
Recycling revenues(2)	24,805	26,350	(6)%	70,227	71,060	(1)%
Total segment revenues	121,431	130,076	(7)%	342,215	336,774	2%
Segment operating income	$8,116	$10,793	(25)%	$25,802	$24,682	5%
Finished steel average sales price ($/ST)(3)	$703	$703	—%	$728	$642	13%
Finished steel sales volume (ST, in thousands)	130	140	(7)%	343	392	(13)%
Rolling mill utilization(4)	98%	91%	8%	87%	90%	(3)%
___________________________
ST = Short Ton, which is equivalent to 2,000 pounds

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.

(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.

(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.

(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.
CSS Segment Revenues
Revenues in the third quarter of fiscal 2019 decreased by $9 million, or 7%, compared to the same period in the prior year primarily due to lower finished steel sales volumes and decreased export sales of ferrous recycled scrap metal. Revenues in the first nine months of fiscal 2019 increased by $5 million, or 2%, compared to the same period in the prior year primarily due to significantly higher average net selling prices for our finished steel products, partially offset by lower finished steel sales volumes. The higher average net selling prices for our finished steel products in the first nine months of fiscal 2019 primarily reflect the impact of reduced pressure from steel imports compared to the prior year period.
CSS Segment Operating Income
Operating income in the third quarter and first nine months of fiscal 2019 was $8 million and $26 million, respectively, compared to $11 million and $25 million, respectively, in the comparable prior year periods. Decreased operating results in the third quarter of fiscal 2019 compared to the prior year quarter primarily reflect the impact of lower finished steel sales volumes, compounded by decreased finished steel margins primarily resulting from high beginning inventory costs and the impact of a temporary spike in natural gas prices in March 2019, partially offset by the benefits from productivity initiatives. In the third quarter of fiscal 2018, CSS experienced significant finished steel margin expansion from selling prices increasing faster than raw material purchase prices. Operating results in the first nine months of fiscal 2019 primarily reflect higher finished steel margins driven by the effects of the higher price environment, offset by lower finished steel sales volumes, compared to the prior year period.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Corporate
Corporate SG&A expense for the third quarter of fiscal 2019 decreased by $2 million, or 14%, compared to the prior year quarter primarily due to decreased employee-related expenses, including from lower incentive compensation accruals, partially offset by a $2 million charge related to the settlement of a wage and hour class action lawsuit. Corporate SG&A expense for the first nine months of fiscal 2019 decreased by $15 million, or 31%, compared to the prior year period primarily due to decreased employee-related expenses, including from lower incentive compensation accruals, and lower legal and professional services expenses. The first nine months of fiscal 2018 also included a $4 million legacy environmental accrual recorded in the first quarter.
Productivity Initiatives and Restructuring Charges
In fiscal 2019, we are implementing productivity initiatives aimed at delivering $35 million in annual benefits in order to mitigate the weaker price environment in the ferrous and nonferrous markets. We expect these benefits to be achieved through a combination of production cost efficiencies, reductions in SG&A expenses and increases in retail sales. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. We expect to achieve at least 80% of the total targeted benefits in fiscal 2019 with the full amount expected to be achieved in fiscal 2020. In the third quarter and first nine months of fiscal 2019, we achieved approximately $9 million and $20 million, respectively, in benefits as a result of these initiatives. Consolidated operating income from continuing operations in the third quarter and first nine months of fiscal 2019 included restructuring charges related to these initiatives of less than $1 million, consisting primarily of severance costs. We do not expect to incur significant restructuring charges in future periods related to these initiatives.
Income Tax
On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act’s primary change is a reduction in the federal statutory corporate tax rate from 35% to 21%, resulting in a pro rata reduction for the Company from 35% to 25.7% for fiscal 2018 and a full reduction to 21% for fiscal 2019. As a change in tax law is accounted for in the period of enactment, we recognized a provisional discrete benefit of $7 million in the second quarter of fiscal 2018 due to the revaluation of U.S. net deferred tax liabilities to reflect the lower statutory rate. Our effective tax rate in the third quarter and first nine months of fiscal 2018 also reflected application of the Tax Act’s lower federal statutory corporate tax rate to fiscal 2018 projected taxable income at the time. The accounting for the impacts of the Tax Act was complete as of November 30, 2018, and we have not recorded any material adjustments to the provisional amounts recorded in the second quarter of fiscal 2018 related to the Tax Act.
The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2019 was an expense of 26.0% and 22.8%, respectively, compared to an expense of 21.7% and 5.7%, respectively, for the comparable prior year periods. The effective tax rate from continuing operations for the first nine months of fiscal 2018 was lower than the federal statutory rate of 25.7% primarily due to the lower projected annual effective tax rate applied to quarterly results and discrete benefits recorded in the second quarter of fiscal 2018 comprising $7 million resulting from enactment of the Tax Act and $7 million from the release of valuation allowances against certain deferred tax assets.
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

Sources and Uses of Cash
We had cash balances of $8 million and $5 million as of May 31, 2019 and August 31, 2018, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2019, debt was $142 million, compared to $107 million as of August 31, 2018, and debt, net of cash, was $134 million, compared to $103 million as of August 31, 2018 (refer to Non-GAAP Financial Measures at the end of this Item 2).
Operating Activities
Net cash provided by operating activities in the first nine months of fiscal 2019 was $63 million, compared to $54 million in the first nine months of fiscal 2018.
Sources of cash other than from earnings in the first nine months of fiscal 2019 included a $15 million decrease in inventories due to lower raw material purchase prices and the timing of purchases and sales. Uses of cash in the first nine months of fiscal 2019 included a $25 million decrease in accrued payroll and related liabilities primarily due to incentive compensation payments in the first quarter, a $19 million decrease in accounts payable primarily due to lower raw material purchase prices and the timing of payments, and a $10 million increase in accounts receivable due to the timing of sales and collections.
Sources of cash other than from earnings in the first nine months of fiscal 2018 included a $26 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, and a $9 million increase in other accrued liabilities primarily due to higher legal accruals. Uses of cash in the first nine months of fiscal 2018 included a $62 million increase in accounts receivable primarily due to increases in recycled metal and finished steel selling prices and sales volumes, as well as the timing of sales and collections, a $58 million increase in inventories due to higher raw material purchase prices, higher volumes on hand and the timing of purchases and sales, and a $7 million increase in prepaid expenses and other current assets primarily due to the timing of insurance payments and recognition of a litigation settlement receivable.
Investing Activities
Net cash used in investing activities was $59 million in the first nine months of fiscal 2019, compared to $45 million in the first nine months of fiscal 2018.
Cash used in investing activities in the first nine months of fiscal 2019 included capital expenditures of $61 million to upgrade our equipment and infrastructure and for additional investments in environmental-related assets, compared to $46 million in the prior year period.
Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2019 was less than $1 million, compared to $6 million in the first nine months of fiscal 2018.
Uses of cash in the first nine months of fiscal 2019 and 2018 included $16 million for the payment of dividends and $10 million and $9 million, respectively, for share repurchases. Cash flows from financing activities in the first nine months of fiscal 2019 also included $34 million in net borrowings of debt, compared to $24 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2).
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
We had borrowings outstanding under our credit facilities of $135 million as of May 31, 2019 and $100 million as of August 31, 2018. The weighted average interest rate on amounts outstanding under our credit facilities was 4.00% and 3.57% as of May 31, 2019 and August 31, 2018, respectively.

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
As of May 31, 2019, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.89 to 1.00 as of May 31, 2019. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.18 to 1.00 as of May 31, 2019.
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
Capital Expenditures
Capital expenditures totaled $61 million for the first nine months of fiscal 2019, compared to $46 million for the prior year period. We currently plan to invest up to $90 million in capital expenditures on equipment replacement and upgrades, environmental and safety-related projects, and growth investments in nonferrous technology in fiscal 2019, using cash generated from operations and available credit facilities.
Environmental Compliance
Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested $23 million in capital expenditures for environmental projects in the first nine months of fiscal 2019, and plan to invest up to $35 million for such projects in fiscal 2019. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.
We have been identified by the United States Environmental Protection Agency as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense (including pre-remedial design investigative activities), remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site and other environmental matters could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.
Dividends
On April 26, 2019, our Board of Directors declared a dividend for the third quarter of fiscal 2019 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 28, 2019.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Share Repurchase Program
Pursuant to our amended share repurchase program, as of May 31, 2019, we have existing authorization remaining under the program to repurchase up to approximately 0.9 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. Prior to and as of the end of the third quarter of fiscal 2019, we had repurchased approximately 8.1 million shares of the shares authorized for repurchase under the program.
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
We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2019, we had $10 million outstanding under these arrangements.

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
The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2019	August 31, 2018
Short-term borrowings	$1,234	$1,139
Long-term debt, net of current maturities	140,895	106,237
Total debt	142,129	107,376
Less cash and cash equivalents	8,119	4,723
Total debt, net of cash	$134,010	$102,653
Net borrowings (repayments) of debt
Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.
The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2019	2018
Borrowings from long-term debt	$316,676	$426,480
Repayments of long-term debt	(282,932)	(402,153)
Net borrowings of debt	$33,744	$24,327
Adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income, adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI
Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for a charge related to the settlement of a wage and hour class action lawsuit, asset impairment charges net of recoveries, restructuring charges and other exit-related activities, recoveries related to the resale or modification of previously contracted shipments, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations. Adjusted operating results in fiscal 2015 excluded the impact from the resale or modification of the terms, each at significantly lower prices due to sharp declines in selling prices, of certain previously contracted bulk shipments for delivery during fiscal 2015. Recoveries resulting from settlements with the original contract parties, which began in the third quarter of fiscal 2016 and concluded in the first quarter of fiscal 2018, are reported within SG&A expense in the Unaudited Condensed Consolidated Statements of Income and are also excluded from the measures for the relevant periods.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income, adjusted net income from continuing operations attributable to SSI, and adjusted diluted earnings per share from continuing operations attributable to SSI (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Consolidated operating income:
As reported	$24,459	$51,234	$66,184	$111,015
Charge related to the settlement of a wage and hour class action lawsuit	2,330	—	2,330	—
Asset impairment charges (recoveries), net	—	(1,465)	63	(1,553)
Restructuring charges and other exit-related activities	75	70	813	261
Recoveries related to the resale or modification of previously contracted shipments	—	—	—	(417)
Adjusted	$26,864	$49,839	$69,390	$109,306

AMR operating income:
As reported	$29,189	$54,980	$73,947	$135,284
Asset impairment charges (recoveries), net	—	(1,465)	63	(1,465)
Recoveries related to the resale or modification of previously contracted shipments	—	—	—	(417)
Adjusted	$29,189	$53,515	$74,010	$133,402

CSS operating income:
As reported	$8,116	$10,793	$25,802	$24,682
Asset impairment charges (recoveries), net	—	—	—	(88)
Adjusted	$8,116	$10,793	$25,802	$24,594

Net income from continuing operations attributable to SSI:
As reported	$15,682	$37,458	$44,972	$96,709
Charge related to the settlement of a wage and hour class action lawsuit	2,330	—	2,330	—
Asset impairment charges (recoveries), net	—	(1,465)	63	(1,553)
Restructuring charges and other exit-related activities	75	70	813	261
Recoveries related to the resale or modification of previously contracted shipments	—	—	—	(417)
Income tax expense (benefit) allocated to adjustments(1)	(515)	86	(689)	176
Adjusted	$17,572	$36,149	$47,489	$95,176

Diluted earnings per share from continuing operations attributable to SSI:
As reported	$0.56	$1.31	$1.60	$3.38
Charge related to the settlement of a wage and hour class action lawsuit, per share	0.08	—	0.08	—
Asset impairment charges (recoveries), net, per share	—	(0.05)	—	(0.05)
Restructuring charges and other exit-related activities, per share	—	—	0.03	0.01
Recoveries related to the resale or modification of previously contracted shipments, per share	—	—	—	(0.01)
Income tax expense (benefit) allocated to adjustments, per share(1)	(0.02)	—	(0.02)	0.01
Adjusted(2)	$0.63	$1.26	$1.68	$3.32

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
Commodity Price Risk
We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, autobodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of May 31, 2019.
Interest Rate Risk
There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2018.
Credit Risk
As of May 31, 2019 and August 31, 2018, 43% and 33%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 98% and 99%, respectively, was less than 60 days past due.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of May 31, 2019 and August 31, 2018, we did not have any derivative contracts.

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, and Part II, “Item 1. Legal Proceedings” of subsequently issued Quarterly Reports on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors reported or new factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2018, except for the changes disclosed in the subsequent Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018, and the following:
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
On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including us, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. The parties have filed various motions to dismiss or stay this suit, which motions are pending. We intend to defend against the claims in this suit and do not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to us.
Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site have varied widely in various drafts of the FS and in the EPA’s final FS issued in June 2016 ranging from approximately $170 million to over $2.5 billion (net present value), depending on the remedial alternative and a number of other factors. In comments submitted to the EPA, we and certain

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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
In December 2017, we and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two year period. We estimated that our share of the costs of performing such work would be approximately $2 million, which we recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the first quarter of fiscal 2018. We believe that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in the first quarter of fiscal 2018, resulting in no net impact to our consolidated results of operations in that period. As of May 31, 2019 and August 31, 2018, our loss contingencies include $1 million and $2 million, respectively, for our estimated share of the costs of the investigation, including pre-remedial design investigative activities.
The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. The report is subject to review and comment by EPA.
EPA has stated that it wants PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and has proposed dividing the Site into eight to ten subareas for remedial design. EPA has indicated that it may pursue enforcement or other actions against PRPs in areas where good-faith negotiations to perform remedial design are not underway by June 30, 2019. We are engaged in good-faith negotiations with EPA with respect to potentially performing remedial design; but it is unclear whether we will reach agreement with EPA, and the timing for completion of remedial design is uncertain.
Except for certain early action projects in which we are not involved, remediation activities are not expected to commence for a number of years. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a separate allocation process. We do not expect the next major stage of the allocation process to proceed until early 2020.
Because there has not been a determination of the specific remediation actions that will be required, the amount of natural resource damages or the allocation of costs of the investigations and any remedy and natural resource damages among the PRPs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense (including the pre-remedial design investigative activities), remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site,

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

although there is no assurance that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, dividends, share repurchases and acquisitions. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 5 – Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

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
For example, in fiscal 2017, regulators in China began implementing the National Sword initiative involving inspections of Chinese industrial enterprises, including recyclers, in order to identify rules violations with respect to discharge of pollutants or illegally transferred scrap imports. Restrictions resulting from the National Sword initiative include a ban on certain imported recycled products, lower contamination limits for permitted recycled materials, and more comprehensive pre- and post-shipment inspection requirements. Disruptions in pre-inspection certifications and stringent inspection procedures at certain Chinese destination ports have limited access to these destinations and resulted in the renegotiation or cancellation of certain nonferrous customer contracts in connection with the redirection of such shipments to alternate destinations. Further, the Chinese government has announced that effective July 1, 2019, the import of certain scrap products, including certain nonferrous products we sell, will be subject to import licenses and quotas, and that additional product quality requirements may be issued in the future. We believe that the potential impact on our recycling operations of the Chinese regulatory actions described above could include requirements that would necessitate additional processing of certain nonferrous recycled scrap metal products, increased inspection and certification activities with respect to exports to China, or a change in the use of our sales channels in the event of delays in the issuance of licenses, restrictive quotas or an outright ban on certain or all of our recycled metals products by China. As regulatory developments progress, we may need to make further investments in nonferrous processing equipment where economically justified, incur additional costs in order to comply with new inspection requirements, or seek alternative markets for the impacted products, which may result in lower sales prices or higher costs and may adversely impact our business or results of operations.
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

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 26, 2019	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	June 26, 2019	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations