Form 10-Q
period 2019-11-30
SCHNITZER STEEL INDUSTRIES, INC.
filed 2020-01-08
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2019

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

The registrant had 26,943,066 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 6, 2020.

SCHNITZER STEEL INDUSTRIES, INC.

FORM 10-Q

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	November 30, 2019	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,624	$12,377
Accounts receivable, net of allowance for doubtful accounts of $1,601 and $1,569	115,012	145,617
Inventories	177,934	187,320
Refundable income taxes	5,777	5,867
Prepaid expenses and other current assets	31,533	115,107
Total current assets	339,880	466,288
Property, plant and equipment, net of accumulated depreciation of $776,514 and $766,033	456,714	456,400
Operating lease right-of-use assets	124,458	—
Investments in joint ventures	10,434	10,276
Goodwill	169,292	169,237
Intangibles, net of accumulated amortization of $2,995 and $3,116	3,811	4,482
Deferred income taxes	28,297	28,850
Other assets	25,706	25,213
Total assets	$1,158,592	$1,160,746
Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,431	$1,321
Accounts payable	72,172	110,297
Accrued payroll and related liabilities	16,392	27,547
Environmental liabilities	5,576	6,030
Operating lease liabilities	18,824	—
Other accrued liabilities	43,036	123,035
Total current liabilities	157,431	268,230
Deferred income taxes	22,232	25,466
Long-term debt, net of current maturities	126,875	103,775
Environmental liabilities, net of current portion	45,778	45,769
Operating lease liabilities, net of current maturities	107,801	—
Other long-term liabilities	13,439	16,210
Total liabilities	473,556	459,450
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,943 and 26,464 shares issued and outstanding	26,943	26,464
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	29,528	33,700
Retained earnings	662,707	675,363
Accumulated other comprehensive loss	(38,525)	(38,763)
Total SSI shareholders’ equity	680,853	696,964
Noncontrolling interests	4,183	4,332
Total equity	685,036	701,296
Total liabilities and equity	$1,158,592	$1,160,746

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statement are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2019	2018
Revenues	$405,584	$564,020
Operating expense:
Cost of goods sold	364,760	490,132
Selling, general and administrative	46,774	51,419
(Income) from joint ventures	(199)	(485)
Asset impairment charges	1,692	63
Restructuring charges and other exit-related activities	467	202
Operating (loss) income	(7,910)	22,689
Interest expense	(1,423)	(1,906)
Other income, net	206	23
(Loss) income from continuing operations before income taxes	(9,127)	20,806
Income tax benefit (expense)	2,534	(4,116)
(Loss) income from continuing operations	(6,593)	16,690
Income (loss) from discontinued operations, net of tax	28	(72)
Net (loss) income	(6,565)	16,618
Net income attributable to noncontrolling interests	(430)	(430)
Net (loss) income attributable to SSI shareholders	$(6,995)	$16,188

Net (loss) income per share attributable to SSI shareholders:
Basic:
(Loss) income per share from continuing operations	$(0.26)	$0.59
Income (loss) per share from discontinued operations	—	—
Net (loss) income per share(1)	$(0.25)	$0.59
Diluted:
(Loss) income per share from continuing operations	$(0.26)	$0.57
Income (loss) per share from discontinued operations	—	—
Net (loss) income per share(1)	$(0.25)	$0.57
Weighted average number of common shares:
Basic	27,515	27,505
Diluted	27,515	28,364

(1)	May not foot due to rounding.

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2019	2018
Net (loss) income	$(6,565)	$16,618
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	211	(1,364)
Pension obligations, net	27	202
Total other comprehensive income (loss), net of tax	238	(1,162)
Comprehensive (loss) income	(6,327)	15,456
Less comprehensive income attributable to noncontrolling interests	(430)	(430)
Comprehensive (loss) income attributable to SSI shareholders	$(6,757)	$15,026

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended November 30, 2018	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2018	26,502	$26,502	200	$200	$36,929	$639,684	$(37,237)	$666,078	$4,032	$670,110
Net income	—	—	—	—	—	16,188	—	16,188	430	16,618
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,162)	(1,162)	—	(1,162)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(393)	(393)
Share repurchases	(150)	(150)	—	—	(3,945)	—	—	(4,095)	—	(4,095)
Restricted stock withheld for taxes	(276)	(276)	—	—	(7,046)	—	—	(7,322)	—	(7,322)
Issuance of restricted stock	750	750	—	—	(750)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	7,404	—	—	7,404	—	7,404
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,177)	—	(5,177)	—	(5,177)
Balance as of November 30, 2018	26,826	$26,826	200	$200	$32,592	$650,695	$(38,399)	$671,914	$4,069	$675,983

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended November 30, 2019	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2019	26,464	$26,464	200	$200	$33,700	$675,363	$(38,763)	$696,964	$4,332	$701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(6,995)	—	(6,995)	430	(6,565)
Other comprehensive income, net of tax	—	—	—	—	—	—	238	238	—	238
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(579)	(579)
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Issuance of restricted stock	753	753	—	—	(753)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,152	—	—	2,152	—	2,152
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,198)	—	(5,198)	—	(5,198)
Balance as of November 30, 2019	26,943	$26,943	200	$200	$29,528	$662,707	$(38,525)	$680,853	$4,183	$685,036

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(6,565)	$16,618
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Asset impairment charges	1,692	63
Exit-related asset impairments	117	23
Depreciation and amortization	14,087	13,297
Deferred income taxes	(2,456)	(697)
Undistributed equity in earnings of joint ventures	(199)	(485)
Share-based compensation expense	2,152	7,404
(Gain) loss on the disposal of assets, net	(386)	255
Unrealized foreign exchange gain, net	(16)	—
Bad debt expense (recoveries), net	32	(1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	28,202	(28,046)
Inventories	11,870	9,626
Income taxes	(227)	4,722
Prepaid expenses and other current assets	(356)	(732)
Other long-term assets	(57)	456
Operating lease assets and liabilities	105	—
Accounts payable	(28,953)	(6,881)
Accrued payroll and related liabilities	(11,159)	(27,046)
Other accrued liabilities	3,771	(224)
Environmental liabilities	(553)	(168)
Other long-term liabilities	32	43
Distributed equity in earnings of joint ventures	—	167
Net cash provided by (used in) operating activities	11,133	(11,606)
Cash flows from investing activities:
Capital expenditures	(23,973)	(27,209)
Joint venture receipts, net	—	641
Proceeds from sale of assets	2	1,279
Net cash used in investing activities	(23,971)	(25,289)
Cash flows from financing activities:
Borrowings from long-term debt	114,339	158,859
Repayment of long-term debt	(92,190)	(97,699)
Payment of debt issuance costs	—	(95)
Repurchase of Class A common stock	—	(4,095)
Taxes paid related to net share settlement of share-based payment awards	(5,845)	(7,322)
Distributions to noncontrolling interests	(579)	(393)
Dividends paid	(5,653)	(5,554)
Net cash provided by financing activities	10,072	43,701
Effect of exchange rate changes on cash	13	(313)
Net (decrease) increase in cash and cash equivalents	(2,753)	6,493
Cash and cash equivalents as of beginning of period	12,377	4,723
Cash and cash equivalents as of end of period	$9,624	$11,216

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) during the period for:
Interest	$885	$1,441
Income taxes paid (refunded), net	$104	$(8)
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$8,106	$7,418

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019. The results for the three months ended November 30, 2019 and 2018 are not necessarily indicative of the results of operations for the entire fiscal year.

Segments

The Company’s internal organizational and reporting structure includes two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business.

Accounting Changes

As of the beginning of the first quarter of fiscal 2020, the Company adopted an accounting standards update, initially issued in February 2016, that requires a lessee to recognize a lease liability and a lease right-of-use asset on its balance sheet for all leases greater than 12 months, including those classified as operating leases. The update supersedes the previous lease accounting standard. The Company adopted the new lease accounting standard using the modified retrospective transition method, whereby it applied the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2019. Such cumulative-effect adjustment for the Company was not material. Adoption using the modified retrospective transition method did not have an impact on any prior period earnings of the Company, and no comparative prior periods were adjusted for the new guidance. The Company elected a package of practical expedients permitted under the transition guidance within the new lease accounting standard, which among other things, permit carrying forward the historical lease classification. The Company also elected the practical expedient exempting short-term leases from balance sheet recognition, whereby payments for such leases are recognized in the income statement on a straight-line basis over the lease term. In addition, the Company elected the practical expedient to not separate lease and non-lease components, which the Company elected to apply to all classes of underlying assets. Adoption of the new standard resulted in recognition of $126 million and $128 million of operating lease right-of-use assets and liabilities, respectively, as of September 1, 2019, which are presented as separate line items on the balance sheet. Operating lease right-of-use assets are considered long-lived assets subject to existing long-lived asset impairment guidance. Adoption also resulted in the reclassification of the Company’s capital lease assets and obligations as finance lease right-of-use assets and liabilities as of September 1, 2019, with such reclassification having no impact on the carrying amounts or financial statement line items within which the leases are reported. See Note 3 - Leases for the disclosures required under the new standard.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $14 million and $27 million as of November 30, 2019 and August 31, 2019, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $2 million and $4 million for the three months ended November 30, 2019 and 2018, respectively.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $22 million and $23 million as of November 30, 2019 and August 31, 2019, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid property taxes and prepaid insurance.

Other Assets

The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, spare parts, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Receivables from insurers totaled $7 million and $89 million as of November 30, 2019 and August 31, 2019, respectively, with the decrease in the first quarter of fiscal 2020 resulting primarily from full payment by the Company’s insurers of settlements for lawsuits arising from a 2016 motor vehicle collision. See “Contingencies – Other” in Note 5 – Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is presented as part of the AMR reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of November 30, 2019 and August 31, 2019. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of November 30, 2019. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $46 million and $49 million of open letters of credit as of November 30, 2019 and August 31, 2019, respectively.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2019	August 31, 2019
Processed and unprocessed scrap metal	$70,070	$81,313
Semi-finished goods	9,770	8,712
Finished goods	55,386	53,796
Supplies	42,708	43,499
Inventories	$177,934	$187,320

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Leases

The Company enters into leases to obtain access to real property, machinery and equipment assets. Most of the Company’s lease obligations relate to real property leases for AMR operating sites, including the substantial majority of its auto parts stores, and for the Company’s administrative offices. The Company determines whether an arrangement contains a lease at inception by assessing whether it receives the right to direct the use of and obtain substantially all of the economic benefit from use of the underlying asset. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). Leases that, at lease commencement, have a non-cancellable lease term of 12 months or less and do not include an option to either purchase the underlying asset or renew the lease beyond 12 months that the Company is reasonably certain to exercise are classified as short-term leases and are not recognized on the balance sheet.

For leases other than short-term leases, the Company recognizes right-of-use assets and lease liabilities based primarily on the present value of future minimum lease payments over the lease term at lease commencement. Right-of-use assets represent the Company’s right to use the underlying asset during the lease term, while lease liabilities represent the Company’s obligation to make future lease payments. The lease term is the non-cancellable period of the lease, together with periods covered by renewal (or termination) options which the Company is reasonably certain to exercise (or not to exercise). Lease payments are discounted to present value using the Company’s incremental borrowing rate, unless the discount rate implicit in the lease is readily determinable. The Company’s incremental borrowing rate for each lease is the estimated rate of interest that the Company would have to pay to borrow the aggregate lease payments on a collateralized basis over the lease term. Estimation of the incremental borrowing rate requires judgment by management and reflects an assessment of the Company’s credit standing to derive an implied secured credit rating and corresponding yield curve. The Company used the incremental borrowing rate to recognize all operating lease right-of-use assets and liabilities as of the new lease accounting standard application date. Right-of-use assets and lease liabilities are subject to remeasurement after lease commencement when certain events or changes in circumstances arise, such as a change in the lease term due to reassessment of whether the Company is reasonably certain to exercise a renewal or termination option.

For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, the lease right-of-use asset is amortized on a straight-line basis and interest expense is recognized on the lease liability using the effective interest rate method. Many of the Company’s real property leases contain variable lease payments that depend on an index or a rate, which are included in the measurement of the right-of-use asset and lease liability using the index or rate at lease commencement, or with respect to the Company’s transition to the new lease accounting standard the index or rate at the application date. Subsequent changes in variable lease payments are recorded as variable lease expenses during the period in which they are incurred. The Company elected a practical expedient to not separate lease and related non-lease components for accounting purposes and, thus, costs related to such non-lease components are disclosed as lease expense. Payments for short-term leases are recognized in the income statement on a straight-line basis over the lease term.

The Company’s operating leases for real property underlying its auto parts stores, metals recycling facilities, and administrative offices generally have non-cancellable lease terms of 5 to 10 years and the significant majority, but not all, contain multiple renewal options for a further 5 to 20 years. Renewal options which the Company is reasonably certain to exercise are included in the measurement of lease term. The Company’s finance leases and other operating leases involve primarily transportation equipment assets, have non-cancellable lease terms of less than 10 years and usually do not include renewal options.

For the three months ended November 30, 2019, the Company’s total lease cost was $7 million, consisting primarily of operating lease expense of $6 million and short-term lease expense of $1 million. The other components of the Company’s total lease cost for the period, including finance lease amortization and interest expense, variable lease expense and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for the three months ended November 30, 2019 is presented within cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance lease-related assets and liabilities consisted of the following (in thousands):

	Balance Sheet Classification	November 30, 2019
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$7,132
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$1,357
Finance lease liabilities - non-current	Long-term debt, net of current maturities	7,159
Total finance lease liabilities		$8,516

(1)	Presented net of accumulated amortization of less than $1 million as of November 30, 2019.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of November 30, 2019 were as follows:

	November 30, 2019
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	9.7	3.41%
Finance leases	6.6	8.83%

Maturities of lease liabilities by fiscal year as of November 30, 2019 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2020 (for the remainder of fiscal 2020)	$1,487	$17,372
2021	1,855	20,226
2022	1,818	19,646
2023	1,681	19,084
2024	1,409	14,928
Thereafter	2,445	60,615
Total lease payments	$10,695	$151,871
Less amounts representing interest	(2,179)	(25,246)
Total lease liabilities	$8,516	$126,625
Less current maturities	(1,357)	(18,824)
Lease liabilities, net of current maturities	$7,159	$107,801

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

Three Months Ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,648
Operating cash flows for finance leases	$176
Financing cash flows for finance leases	$329
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,458
Finance leases	$1,078

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of adopting the new lease accounting guidance on September 1, 2019 using the modified retrospective transition method, the Company is required to present future minimum lease commitments for capital leases and operating leases that were previously disclosed in the Company’s 2019 Annual Report on Form 10-K and accounted for under previous lease guidance.

Principal payments on capital lease obligations during the next five fiscal years and thereafter as of August 31, 2019 are as follows (in thousands):

Year Ending August 31,	Capital Lease Obligations
2020	$1,917
2021	1,799
2022	1,751
2023	1,622
2024	1,346
Thereafter	1,694
Total	10,129
Amounts representing interest	(2,355)
Total less interest	$7,774

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of August 31, 2019 (in thousands):

Year Ending August 31,	Operating Leases
2020	$21,286
2021	15,301
2022	12,488
2023	10,419
2024	5,035
Thereafter	16,095
Total	$80,624

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first three months of fiscal 2020 requiring an interim goodwill impairment test. As of November 30, 2019 and August 31, 2019, all but $1 million of the Company’s goodwill was carried by a single reporting unit within AMR.

The gross change in the carrying amount of goodwill for the three months ended November 30, 2019 was as follows (in thousands):

Goodwill
August 31, 2019	$169,237
Foreign currency translation adjustment	55
November 30, 2019	$169,292

Accumulated goodwill impairment charges were $471 million as of November 30, 2019 and August 31, 2019.

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

Changes in the Company’s environmental liabilities for the three months ended November 30, 2019 were as follows (in thousands):

Balance as of September 1, 2019	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2019	Short-Term	Long-Term
$51,799	$1,475	$(1,920)	$51,354	$5,576	$45,778

Recycling Operations

As of November 30, 2019 and August 31, 2019, the Company’s recycling operations had environmental liabilities of $51 million and $52 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.

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

In the ROD, the EPA acknowledged that much of the data used in preparing the ROD was more than a decade old and would need to be updated with a new round of “baseline” sampling to be conducted prior to the remedial design phase. Accordingly, the ROD provided for additional pre-remedial design investigative work and baseline sampling to be conducted in order to provide a baseline of current conditions and delineate particular remedial actions for specific areas within the Site. This additional sampling was required prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data will be collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. Following issuance of the ROD, EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work identified in the ROD under a new consent order.

In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two year period. The Company estimated that its share of the costs of performing such work would be approximately $2 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in fiscal 2018. The Company believes that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations. The Company’s loss contingencies as of November 30, 2019 and August 31, 2019 included $1 million for its estimated share of the costs of the investigation, including pre-remedial design investigative activities.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPA has stated that it wants PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and has proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since executed consent agreements for remedial design work in a few portions of the Site. EPA recently indicated that it will not issue Special Notice Letters for full remedial design/remedial action work at this time, but stated that, in early 2020, it plans to complete pending negotiations with other PRPs for additional remedial design consent agreements and will utilize its enforcement tools, which include issuance of orders, to advance progress on remedial design. However, the Company does not currently expect EPA to take immediate enforcement actions pending ongoing discussions with EPA on the results of the pre-remedial design investigation work. The Company has engaged in good-faith negotiations with EPA with respect to potentially performing remedial design; but it is unclear whether the Company will reach agreement with EPA, and the timing for completion of remedial design is uncertain but could take three to four years.

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

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of November 30, 2019 and August 31, 2019, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of November 30, 2019 and August 31, 2019, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company currently estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of November 30, 2019 and August 31, 2019 include $7 million and $8 million, respectively, for the estimated costs related to remediation of soil and groundwater conditions, including penalties, in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities, including penalties, in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion of on-going studies and determination of remediation plans and pending further negotiations to settle the related enforcement matter. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans, and it is reasonably possible that it may incur additional liabilities and costs in the future, including for wellhead treatment, which may be material.

Steel Manufacturing Operations

The Company’s steel manufacturing operations had no known environmental liabilities as of November 30, 2019 and August 31, 2019.

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

Summary - Environmental Contingencies

With respect to environmental contingencies other than the Portland Harbor Superfund site and the other legacy environmental loss contingencies, which are discussed separately above, management currently believes that adequate provision has been made for the potential impact of its environmental loss contingencies. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material in any given period, but there can be no assurance that such amounts paid will not be material in the future.

Contingencies - Other

Schnitzer Southeast, LLC (a wholly-owned subsidiary of the Company, “SSE”), an SSE employee, the Company and one of the Company’s insurance carriers had been named as defendants in five separate wrongful death lawsuits filed in the State of Georgia arising from an accident in 2016 in Alabama involving a tractor trailer driven by the SSE employee and owned by SSE. In fiscal 2019, the Company settled three of the five lawsuits for a total of $35 million. In the first quarter of fiscal 2020, the Company settled the two remaining lawsuits for a total of $68 million. The aggregate settlement amount of $103 million was substantially covered by insurance, resulting in no net impact to the Company’s consolidated results of operations. As of August 31, 2019, the Company had accrued loss contingencies and offsetting insurance receivables related to the lawsuits totaling $83 million. The full amount accrued as of August 31, 2019 was paid by the Company’s insurers in the first quarter of fiscal 2020. There are no further contingencies in relation to this matter as of November 30, 2019.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended November 30, 2019			Three Months Ended November 30, 2018
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(35,689)	$(3,074)	$(38,763)	$(34,129)	$(3,108)	$(37,237)
Other comprehensive income (loss) before reclassifications	211	(17)	194	(1,364)	208	(1,156)
Income tax benefit (expense)	—	4	4	—	(46)	(46)
Other comprehensive income (loss) before reclassifications, net of tax	211	(13)	198	(1,364)	162	(1,202)
Amounts reclassified from accumulated other comprehensive loss	—	52	52	—	52	52
Income tax benefit	—	(12)	(12)	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	40	40	—	40	40
Net periodic other comprehensive income (loss)	211	27	238	(1,364)	202	(1,162)
Balances - November 30 (End of period)	$(35,478)	$(3,047)	$(38,525)	$(35,493)	$(2,906)	$(38,399)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations for all periods presented.

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination for each reportable segment (in thousands):

	Three Months Ended November 30, 2019
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$192,472	$8,650	$(1,224)	$199,898
Nonferrous revenues	89,812	8,244	(215)	97,841
Steel revenues(1)	—	77,325	—	77,325
Retail and other revenues	30,473	47	—	30,520
Total revenues	$312,757	$94,266	$(1,439)	$405,584
Revenues based on sales destination:
Foreign	$198,577	$19,905	$—	$218,482
Domestic	114,180	74,361	(1,439)	187,102
Total revenues	$312,757	$94,266	$(1,439)	$405,584

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended November 30, 2018
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$298,812	$19,743	$(2,508)	$316,047
Nonferrous revenues	104,181	9,031	(270)	112,942
Steel revenues(1)	—	101,337	—	101,337
Retail and other revenues	33,419	275	—	33,694
Total revenues	$436,412	$130,386	$(2,778)	$564,020
Revenues based on sales destination:
Foreign	$263,511	$28,131	$—	$291,642
Domestic	172,901	102,255	(2,778)	272,378
Total revenues	$436,412	$130,386	$(2,778)	$564,020

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of November 30, 2019 and August 31, 2019, receivables from contracts with customers, net of an allowance for doubtful accounts, totaled $112 million and $142 million representing 97% of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $3 million as of November 30, 2019 and August 31, 2019. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three months ended November 30, 2019, the Company reclassified $2 million in customer deposits as of August 31, 2019 to revenues as a result of satisfying performance obligations during the period. During the three months ended November 30, 2018, the Company reclassified $7 million in customer deposits as of August 31, 2018 to revenues as a result of satisfying performance obligations during the period.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Share-Based Compensation

In the first quarter of fiscal 2020, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors granted 337,700 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan.

Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in the first quarter of fiscal 2020, the performance metrics were the Company’s total shareholder return (“TSR”) relative to a designated peer group of 15 companies and the Company’s return on capital employed (“ROCE"). Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%.

The Company granted 165,834 performance share awards based on its relative TSR metric over a performance period spanning November 14, 2019 to August 31, 2022. The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model utilizing several key assumptions, including the following for TSR awards granted on November 14, 2019:

Percentage
Expected share price volatility (SSI)	38.9%
Expected share price volatility (Peer group)	44.5%
Expected correlation to peer group companies	34.3%
Risk-free rate of return	1.58%

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

The Company granted 171,936 performance share awards based on its ROCE for the three-year performance period consisting of the Company’s 2020, 2021 and 2022 fiscal years. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $4 million.

The Company accrues compensation cost for ROCE awards based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the service period, all related compensation cost previously recognized is reversed.

Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2022.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2020 was a benefit of 27.8%, compared to an expense of 19.8% for the prior year period. The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the impact of non-deductible officers’ compensation and other expenses, as well as the aggregate impact of state taxes, on the projected annual effective tax rate applied to the quarterly results.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain U.S. federal, state, Canadian and all Puerto Rican deferred tax assets.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2019 remain subject to examination under the statute of limitations.

Note 10 - Restructuring Charges and Other Exit-Related Activities

On January 8, 2020, subsequent to the end of the first quarter of fiscal 2020, the Company committed to certain restructuring initiatives aimed at further reducing its annual operating expenses, primarily SG&A, at Corporate, AMR and CSS, primarily through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. The Company expects to incur aggregate estimated restructuring charges, as defined in ASC 420, Exit or Disposal Cost Obligations, and other exit-related costs of approximately $4 million in connection with these initiatives. The Company expects the substantial majority of the restructuring charges to be recognized by the end of fiscal 2020 and to require the Company to make cash payments.

Note 11 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net (loss) income per share attributable to SSI shareholders (in thousands):

	Three Months Ended November 30,
	2019	2018
(Loss) income from continuing operations	$(6,593)	$16,690
Net income attributable to noncontrolling interests	(430)	(430)
(Loss) income from continuing operations attributable to SSI shareholders	(7,023)	16,260
Income (loss) from discontinued operations, net of tax	28	(72)
Net (loss) income attributable to SSI shareholders	$(6,995)	$16,188
Computation of shares:
Weighted average common shares outstanding, basic	27,515	27,505
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	—	859
Weighted average common shares outstanding, diluted	27,515	28,364

Common stock equivalent shares of 865,354 and 102,755 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share for the three months ended November 30, 2019 and 2018, respectively.

Note 12 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $4 million for the three months ended November 30, 2019 and 2018, respectively.

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

The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. As of November 30, 2019 and August 31, 2019, the Company had two 50%-owned joint venture interests, one presented as part of AMR operations, and one presented as part of CSS operations. The joint venture within CSS sells recycled scrap metal to other operations within CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventories and is not recognized until the finished products are sold to third parties.

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

See Note 7 - Revenue in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for presentation of the Company’s revenues by reportable segment.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the reconciliation of the Company’s segment operating (loss) income to (loss) income from continuing operations before income taxes (in thousands):

	Three Months Ended November 30,
	2019	2018
AMR	$(2,432)	$23,017
CSS	4,237	11,918
Segment operating (loss) income	1,805	34,935
Restructuring charges and other exit-related activities	(467)	(202)
Corporate and eliminations	(9,248)	(12,044)
Operating (loss) income	(7,910)	22,689
Interest expense	(1,423)	(1,906)
Other income, net	206	23
(Loss) income from continuing operations before income taxes	$(9,127)	$20,806

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	November 30, 2019	August 31, 2019
AMR(1)	$1,655,799	$1,561,267
CSS(1)	768,270	769,930
Total segment assets	2,424,069	2,331,197
Corporate and eliminations(2)	(1,265,477)	(1,170,451)
Total assets	$1,158,592	$1,160,746

(1)

AMR total assets include $3 million for an investment in a joint venture as of November 30, 2019 and August 31, 2019. CSS total assets include $7 million for an investment in a joint venture as of November 30, 2019 and August 31, 2019.

(2)	The substantial majority of Corporate and eliminations total assets consist of Corporate intercompany payables to the Company’s operating segments and intercompany eliminations.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three months ended November 30, 2019 and 2018. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2019, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

AMR sells ferrous and nonferrous recycled scrap metal in both foreign and domestic markets. AMR acquires, processes and recycles auto bodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 90 auto and metals recycling facilities. Our largest source of auto bodies is our own network of retail auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through its 51 self-service auto parts stores located across the United States and Western Canada. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities to be shredded or sold to third parties where geographically more economical. AMR then processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. The manufacturing process includes physical separation of ferrous and nonferrous materials through automated and manual processes into various sub-classifications, each of which has a value and metal content used by our customers for their end products. AMR uses a variety of shredding and separation systems to efficiently process and sort recycled scrap metal.

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

Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. We believe we generally benefit from sustained periods of stable or rising recycled scrap metal selling prices, which allow us to better maintain or increase both operating income and unprocessed scrap metal flow into our facilities. When recycled scrap metal selling prices decline, either sharply or for a sustained period, our operating margins typically compress.

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

SCHNITZER STEEL INDUSTRIES, INC.

Executive Overview of Financial Results for the First Quarter of Fiscal 2020

We generated consolidated revenues of $406 million in the first quarter of fiscal 2020, a decrease of 28% from the $564 million of consolidated revenues in the first quarter of fiscal 2019, primarily due to significantly lower average net selling prices for our ferrous and nonferrous products, in both export and domestic markets, and reduced sales volumes compared to the prior year quarter. These decreases were driven by weaker market conditions for recycled metals globally primarily due to softer demand for finished steel and structural changes to the market for certain recycled nonferrous products resulting from Chinese import restrictions and tariffs. Market selling prices for ferrous recycled metal declined sharply by approximately $60 per ton, or approximately 20%, between the beginning of August and October 2019, before partially recovering in November. Compared to the prior year quarter, average net selling prices for our ferrous products at AMR decreased by 28% and ferrous sales volumes at AMR decreased by 10%, reflecting weaker demand globally and reduced supply of raw materials including end-of-life vehicles due to the lower price environment. Nonferrous revenues at AMR in the first quarter of fiscal 2020 decreased by 14% compared to the prior year quarter, as nonferrous average net selling prices and sales volumes at AMR decreased by 8% and 14%, respectively. Steel revenues in the first quarter of fiscal 2020 decreased by 24% compared to the prior year quarter primarily reflecting the impact of significantly lower average net selling prices for our finished steel products and decreased sales volumes.

Consolidated operating loss was $(8) million in the first quarter of fiscal 2020, compared to income of $23 million in the first quarter of fiscal 2019. Adjusted consolidated operating loss was $(4) million in the first quarter of fiscal 2020, compared to income of $23 million in the first quarter of fiscal 2019. Adjusted consolidated operating (loss) income for each period excludes the impact of charges for legacy environmental matters, net of recoveries, asset impairment charges, and restructuring charges and other exit-related activities. See the reconciliation of adjusted consolidated operating (loss) income in Non-GAAP Financial Measures at the end of this Item 2.

AMR reported an operating loss in the first quarter of fiscal 2020 of $(2) million, compared to income of $23 million in the prior year period. The sharply declining price environment during most of the first quarter of fiscal 2020 had a significant adverse impact on operating margins and overall operating results at AMR for the period. Ferrous metal spreads at AMR in the first quarter of fiscal 2020 declined by approximately 20% and average net selling prices for AMR’s nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, decreased by 12%, compared to the prior year quarter. In the sharply declining commodity price environment, average inventory costs did not decrease as quickly as purchase costs for scrap metal, resulting in an adverse effect on cost of goods sold and overall operating results at AMR. In addition, the lower price environment adversely impacted the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes compared to the prior year quarter. The adverse effects of the market conditions on AMR’s operating results in the first quarter of fiscal 2020 were partially offset by the benefits from productivity initiatives implemented subsequent to the prior year quarter.

CSS reported operating income of $4 million in the first quarter of fiscal 2020, compared to $12 million in the prior year quarter, with the decrease primarily reflecting the impact of the declining price environment for finished steel during the first quarter of fiscal 2020. Finished steel average net selling prices declined $104 per ton, or 14%, compared to the prior year quarter, which led to a compression of finished steel margins as decreases in selling prices outpaced the reduction in raw material purchase prices and other input costs. The effects of finished steel margin compression were partially offset by benefits from productivity initiatives. CSS operating results in the first quarter of fiscal 2019 reflected higher finished steel margins compared to the current quarter, supported by the higher and rising price environment at the time.

Consolidated selling, general and administrative (“SG&A”) expense in the first quarter of fiscal 2020 decreased by $5 million, or 9%, compared to the prior year quarter primarily due to a $6 million decrease in employee-related expenses, including from lower incentive compensation accruals, partially offset by a $1 million charge related to an environmental matter at AMR.

In the first quarter of fiscal 2020, we invested $24 million in capital expenditures, including towards the implementation of advanced metals recovery technology at several of our major export facilities consistent with our strategic plan, which we expect will deliver benefits to our profitability beginning in the second half of fiscal 2020. We currently plan to invest up to $125 million in capital expenditures in fiscal 2020, including $60 million for investments in growth, including advanced metals recovery technology and to support volume initiatives and other growth projects.

SCHNITZER STEEL INDUSTRIES, INC.

Net loss from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2020 was $(7) million, or $(0.26) per diluted share, compared to net income of $16 million, or $0.57 per diluted share, in the prior year quarter. Adjusted net loss from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2020 was $(5) million, or $(0.17) per diluted share, compared to net income of $17 million, or $0.59 per diluted share, in the prior year quarter. See the reconciliation of adjusted net (loss) income from continuing operations attributable to SSI shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders in Non-GAAP Financial Measures at the end of this Item 2.

The following items further highlight selected liquidity and capital structure metrics:

•

For the first three months of fiscal 2020, net cash provided by operating activities of $11 million, compared to net cash used in operating activities of $12 million in the prior year comparable period;

•	Debt of $128 million as of November 30, 2019, compared to $105 million as of August 31, 2019; and
•

Debt, net of cash, of $119 million as of November 30, 2019, compared to $93 million as of August 31, 2019 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2).

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended November 30,
($ in thousands)	2019	2018	% Change
Revenues:
Auto and Metals Recycling	$312,757	$436,412	(28)%
Cascade Steel and Scrap	94,266	130,386	(28)%
Intercompany revenue eliminations(1)	(1,439)	(2,778)	(48)%
Total revenues	405,584	564,020	(28)%
Cost of goods sold:
Auto and Metals Recycling	280,129	378,736	(26)%
Cascade Steel and Scrap	86,244	114,335	(25)%
Intercompany cost of goods sold eliminations(1)	(1,613)	(2,939)	(45)%
Total cost of goods sold	364,760	490,132	(26)%
Selling, general and administrative expense:
Auto and Metals Recycling	33,519	34,766	(4)%
Cascade Steel and Scrap	3,945	4,448	(11)%
Corporate(2)	9,310	12,205	(24)%
Total selling, general and administrative expense	46,774	51,419	(9)%
Income from joint ventures:
Auto and Metals Recycling	(39)	(170)	(77)%
Cascade Steel and Scrap	(160)	(315)	(49)%
Total income from joint ventures	(199)	(485)	(59)%
Asset impairment charges:
Auto and Metals Recycling	1,580	63	NM
Corporate	112	—	NM
Total asset impairment charges	1,692	63	NM
Operating (loss) income:
Auto and Metals Recycling	(2,432)	23,017	NM
Cascade Steel and Scrap	4,237	11,918	(64)%
Segment operating income	1,805	34,935	NM
Restructuring charges and other exit-related activities(3)	(467)	(202)	131%
Corporate expense(2)	(9,422)	(12,205)	(23)%
Change in intercompany profit elimination(4)	174	161	8%
Total operating (loss) income	$(7,910)	$22,689	NM

NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.
(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.
(3)

Restructuring charges consist of expense for severance, contract termination and other restructuring costs that management does not include in its measurement of the performance of the reportable segments. Other exit-related activities consist primarily of asset impairments and accelerated depreciation, net of gains on exit-related disposals, related to site closures.

(4)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventories.

We operate our business across two reportable segments: AMR and CSS. Additional financial information relating to these reportable segments is contained in Note 13 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

SCHNITZER STEEL INDUSTRIES, INC.

Auto and Metals Recycling (AMR)

	Three Months Ended November 30,
($ in thousands, except for prices)	2019	2018	% Change
Ferrous revenues	$192,472	$298,812	(36)%
Nonferrous revenues	89,812	104,181	(14)%
Retail and other revenues	30,473	33,419	(9)%
Total segment revenues	312,757	436,412	(28)%
Segment operating (loss) income	$(2,432)	$23,017	NM
Average ferrous recycled metal sales prices ($/LT)(1):
Domestic	$195	$290	(33)%
Foreign	$229	$314	(27)%
Average	$221	$306	(28)%
Ferrous sales volume (LT, in thousands):
Domestic	247	340	(27)%
Foreign	583	579	1%
Total ferrous sales volume (LT, in thousands)	830	919	(10)%
Average nonferrous sales price ($/pound)(1)(2)	$0.54	$0.59	(8)%
Nonferrous sales volume (pounds, in thousands)(2)	131,501	152,869	(14)%
Cars purchased (in thousands)(3)	83	94	(12)%
Number of auto parts stores at period end	51	51	(—)%

LT = Long Ton, which is equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(3)	Cars purchased by auto parts stores only.

AMR Segment Revenues

Revenues in the first quarter of fiscal 2020 decreased by 28% compared to the prior year quarter primarily due to significantly lower average net selling prices for our ferrous and nonferrous products, in both export and domestic markets, and reduced sales volumes compared to the prior year quarter. These decreases were driven by weaker market conditions for recycled metals globally primarily due to softer demand for finished steel and structural changes to the market for certain recycled nonferrous products. Market selling prices for ferrous recycled metal declined sharply by approximately $60 per ton, or approximately 20%, between the beginning of August and early October 2019, before partially recovering in November. Compared to the prior year quarter, average net selling prices for shipments of ferrous products at AMR decreased by 28% and ferrous sales volumes decreased by 10%, reflecting weaker demand globally and reduced supply of raw materials including end-of-life vehicles due to the lower price environment. Nonferrous revenues in the first quarter of fiscal 2020 decreased by 14% compared to the prior year quarter, as nonferrous average net selling prices and sales volumes decreased by 8% and 14%, respectively.

AMR Segment Operating (Loss) Income

Operating (loss) income in the first quarter of fiscal 2020 was $(2) million compared to $23 million in the prior year quarter. The sharply declining price environment during most of the first quarter of fiscal 2020 had a significant adverse impact on operating margins and overall operating results at AMR for the period. Ferrous metal spreads at AMR in the first quarter of fiscal 2020 declined by approximately 20% and average net selling prices for AMR’s nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, decreased by 12%, compared to the prior year quarter. In the sharply declining commodity price environment, average inventory costs did not decrease as quickly as purchase costs for scrap metal, resulting in an adverse effect on cost of goods sold and overall operating results at AMR. In addition, the lower price environment adversely impacted the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes compared to the prior year quarter. The adverse effects of the market conditions on AMR’s operating results in the first quarter of fiscal 2020 were partially offset by the benefits from productivity initiatives implemented subsequent to the prior year quarter. Operating results at AMR in the first quarter of fiscal 2019 included $8 million in positive contributions from a limited-duration contract, which was substantially complete at the end of fiscal 2019, and which had provided a high margin source of supply.

SCHNITZER STEEL INDUSTRIES, INC.

Cascade Steel and Scrap (CSS)

	Three Months Ended November 30,
($ in thousands, except for price)	2019	2018	% Change
Steel revenues(1)	$77,325	$101,337	(24)%
Recycling revenues(2)	16,941	29,049	(42)%
Total segment revenues	94,266	130,386	(28)%
Segment operating income	$4,237	$11,918	(64)%
Finished steel average sales price ($/ST)(3)	$643	$747	(14)%
Finished steel sales volume (ST, in thousands)	114	119	(5)%
Rolling mill utilization(4)	85%	87%	(2)%

ST = Short Ton, which is equivalent to 2,000 pounds

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.
(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

CSS Segment Revenues

Revenues in the first quarter of fiscal 2020 decreased by $36 million, or 28% compared to the prior year quarter reflecting significantly lower average net selling prices for our finished steel products, lower finished steel sales volumes and decreased sales of ferrous recycled scrap metal.

CSS Segment Operating Income

Operating income in the first quarter of fiscal 2020 was $4 million compared to $12 million in the prior year quarter, with the decrease primarily reflecting the impact of the declining price environment for finished steel during the first quarter of fiscal 2020. Finished steel average net selling prices declined $104 per ton, or 14%, compared to the prior year quarter, which led to a compression of finished steel margins as decreases in selling prices outpaced the reduction in raw material purchase prices and other input costs. The effects of finished steel margin compression were partially offset by benefits from productivity initiatives. CSS operating results in the first quarter of fiscal 2019 reflected higher finished steel margins compared to the current quarter, supported by the higher and rising price environment at the time.

Corporate Expense

Corporate SG&A expense for the first quarter of fiscal 2020 decreased by $3 million, or 24%, compared to the prior year quarter primarily due to decreased employee-related expenses, including from lower incentive compensation accruals. The lower incentive compensation accruals primarily reflect the reduced expense attributable to share-based awards granted in the first quarter of fiscal 2020 compared to the prior year period.

Productivity Initiatives and Restructuring Charges

In order to mitigate the weaker price environment in the ferrous and nonferrous markets, in fiscal 2019 we implemented productivity initiatives aimed at delivering $35 million in annual benefits primarily through a combination of production cost efficiencies and reductions in SG&A expense. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. For fiscal 2019, we achieved approximately $30 million in benefits as a result of these initiatives, with the full amount expected to be achieved in fiscal 2020. Our first quarter fiscal 2020 performance reflects achievement of the full quarterly run rate of these initiatives. In addition, in fiscal 2020 we also initiated and are in the process of implementing additional productivity initiatives aimed at further reducing our annual operating expenses at Corporate, AMR and CSS, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We are targeting $15 million in realized benefits in fiscal 2020 from these additional initiatives.

SCHNITZER STEEL INDUSTRIES, INC.

We expect to incur aggregate estimated restructuring charges and other exit-related costs of approximately $4 million in connection with these initiatives, the substantial majority of which are expected to be recognized in fiscal 2020 and to require the Company to make cash payments. The estimated charges consist primarily of employee termination benefits of $2 million, professional services costs of $1 million, and a loss associated with a lease contract termination of $1 million.

Income Tax

The effective tax rate from continuing operations for the first quarter of fiscal 2020 was a benefit of 27.8% compared to an expense of 19.8% for the comparable prior year period. The effective tax rate from continuing operations for the first quarter of fiscal 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the impact of non-deductible officers’ compensation and other expenses, as well as the aggregate impact of state taxes, on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $10 million and $12 million as of November 30, 2019 and August 31, 2019, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2019, debt was $128 million compared to $105 million as of August 31, 2019, and debt, net of cash, was $119 million as of November 30, 2019 compared to $93 million as of August 31, 2019 (refer to Non-GAAP Financial Measures at the end of this Item 2).

Operating Activities

Net cash provided by operating activities in the first three months of fiscal 2020 was $11 million, compared to net cash used in operating activities of $12 million in the first three months of fiscal 2019.

Sources of cash in the first three months of fiscal 2020 included a $28 million decrease in accounts receivable primarily due to the timing of sales and collections and a $12 million decrease in inventories due to lower raw material purchase prices and the timing of purchases and sales. Uses of cash in the first three months of fiscal 2020 included a $29 million decrease in accounts payable primarily due to lower raw material purchase prices and the timing of payments and a $11 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation previously accrued under our fiscal 2019 plans.

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

Investing Activities

Net cash used in investing activities was $24 million in the first three months of fiscal 2020, compared to $25 million in the first three months of fiscal 2019.

Cash used in investing activities in the first three months of fiscal 2020 included capital expenditures of $24 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $27 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first three months of fiscal 2020 was $10 million, compared to $44 million in the first three months of fiscal 2019.

Cash flows from financing activities in the first three months of fiscal 2020 included $22 million in net borrowings of debt, compared to $61 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three

SCHNITZER STEEL INDUSTRIES, INC.

months of fiscal 2020 and 2019 included $6 million for the payment of dividends. Cash used in financing activities in the first three months of fiscal 2019 also included $4 million for share repurchases.

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

We had borrowings outstanding under our credit facilities of $119 million as of November 30, 2019 and $97 million as of August 31, 2019. The weighted average interest rate on amounts outstanding under our credit facilities was 3.25% and 3.78% as of November 30, 2019 and August 31, 2019, respectively.

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

As of November 30, 2019, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 2.74 to 1.00 as of November 30, 2019. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.18 to 1.00 as of November 30, 2019.

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

Capital Expenditures

Capital expenditures totaled $24 million for the first three months of fiscal 2020, compared to $27 million for the prior year period. We currently plan to invest up to $125 million in capital expenditures in fiscal 2020, including $60 million for investments in growth, including advanced metals recovery technology and to support volume initiatives and other growth projects, using cash generated from operations and available credit facilities.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested $3 million in capital expenditures for environmental projects in the first three months of fiscal 2020,

SCHNITZER STEEL INDUSTRIES, INC.

and plan to invest up to $15 million for such projects in fiscal 2020. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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

Dividends

On November 6, 2019, our Board of Directors declared a dividend for the first quarter of fiscal 2020 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 29, 2019.

Share Repurchase Program

Pursuant to our amended share repurchase program, as of November 30, 2019, we have existing authorization remaining under the program to repurchase up to approximately 759 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock.

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

Off-Balance Sheet Arrangements

None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2019, we had $10 million outstanding under these arrangements.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2019, except for changes resulting from adoption of the new lease accounting standard in the first quarter of fiscal 2020. Refer to Note 3

SCHNITZER STEEL INDUSTRIES, INC.

- Leases in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for the disclosures required under the new lease accounting standard.

Recently Issued Accounting Standards

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

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

The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2019	August 31, 2019
Short-term borrowings	$1,431	$1,321
Long-term debt, net of current maturities	126,875	103,775
Total debt	128,306	105,096
Less cash and cash equivalents	9,624	12,377
Total debt, net of cash	$118,682	$92,719

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2019	2018
Borrowings from long-term debt	$114,339	$158,859
Repayments of long-term debt	(92,190)	(97,699)
Net borrowings (repayments) of debt	$22,149	$61,160

Adjusted consolidated operating (loss) income, adjusted AMR operating (loss) income, adjusted Corporate expense, adjusted net (loss) income from continuing operations attributable to SSI shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders.

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for charges for legacy environmental matters, net of recoveries, asset impairment charges, restructuring charges and other exit-related activities, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating (loss) income, adjusted AMR operating (loss) income and adjusted Corporate expense (in thousands):

	Three Months Ended November 30,
	2019	2018
Consolidated operating (loss) income:
As reported	$(7,910)	$22,689
Charges for legacy environmental matters, net(1)	1,293	471
Restructuring charges and other exit-related activities	467	202
Asset impairment charges	1,692	63
Adjusted	$(4,458)	$23,425

AMR operating (loss) income:
As reported	$(2,432)	$23,017
Asset impairment charges	1,580	63
Adjusted	$(852)	$23,080

Corporate expense:
As reported	$9,422	$12,205
Charges for legacy environmental matters, net(1)	(1,293)	(471)
Asset impairment charges	(112)	—
Adjusted	$8,017	$11,734

(1)

Legal and environmental charges for legacy environmental matters, net of recoveries. The prior year period has been recast for comparability. Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 5 - Commitments and Contingencies, ‘Portland Harbor’ and ‘Other Legacy Environmental Loss Contingencies’ in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted net (loss) income from continuing operations attributable to SSI shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended November 30,
	2019	2018
Net (loss) income from continuing operations attributable to SSI shareholders:
As reported	$(7,023)	$16,260
Charges for legacy environmental matters, net(1)	1,293	471
Restructuring charges and other exit-related activities	467	202
Asset impairment charges	1,692	63
Income tax benefit allocated to adjustments(2)	(1,151)	(184)
Adjusted	$(4,722)	$16,812

Diluted (loss) earnings per share from continuing operations attributable to SSI shareholders:
As reported	$(0.26)	$0.57
Charges for legacy environmental matters, net, per share(1)	0.05	0.02
Restructuring charges and other exit-related activities, per share	0.02	0.01
Asset impairment charges, per share	0.06	—
Income tax benefit allocated to adjustments, per share(2)	(0.04)	(0.01)
Adjusted	$(0.17)	$0.59

(1)

Legal and environmental charges for legacy environmental matters, net of recoveries. The prior year period has been recast for comparability. Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 5 - Commitments and Contingencies, ‘Portland Harbor’ and ‘Other Legacy Environmental Loss Contingencies’ Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

(2)

Income tax allocated to the aggregate adjustments reconciling reported and adjusted net (loss) income from continuing operations attributable to SSI shareholders and diluted (loss) earnings per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.

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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of November 30, 2019.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2019.

Credit Risk

As of November 30, 2019 and August 31, 2019, 38% and 32%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 97% and 96% was less than 60 days past due as of November 30, 2019 and August 31, 2019, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of November 30, 2019 and August 31, 2019, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2019, we implemented changes to our processes, systems, and internal controls over financial reporting relating to our adoption of and ongoing compliance with the new lease accounting standard, ASC 842, which we adopted as of September 1, 2019. There were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

With respect to the previously reported matter in which the Company has been in settlement discussions with the Alameda County District Attorney and the California Office of the Attorney General (COAG), the latter on behalf of certain state agencies, regarding alleged violations of environmental requirements at one of our operations in California stemming from investigations initiated in 2013 and inspections conducted in 2015, the Company has completed various facility upgrades that we believe resolve the underlying environmental concerns identified by the agencies and has agreed to settle the matter for $4.556 million, inclusive of civil penalties, reimbursement of the agencies’ enforcement costs and Supplemental Environmental Projects (SEPs), which amount includes a credit of $925 thousand for performance of a SEP to install additional emission controls at the facility. The settlement is subject to finalization of the stipulation and settlement agreement and final approval by the agencies of the settlement including the SEP credit.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2019.

ITEM 5. OTHER INFORMATION

On January 8, 2020, subsequent to the end of our fiscal 2020 first quarter, we committed to certain restructuring initiatives aimed at further reducing our annual operating expenses, primarily SG&A, at Corporate, AMR and CSS, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We expect to incur aggregate estimated restructuring charges, as defined in ASC 420, Exit or Disposal Cost Obligations, and other exit-related costs of approximately $4 million in connection with these initiatives. The estimated charges consist primarily of employee termination benefits of $2 million, professional services costs of $1 million, and a loss associated with a lease contract termination of $1 million. We expect the substantial majority of the restructuring charges to be recognized by the end of fiscal 2020 and to require the Company to make cash payments.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2020.

10.2*	Fiscal 2020 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 8, 2020	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
President and Chief Executive Officer

Date:	January 8, 2020	By:	/s/ Richard D. Peach
Richard D. Peach
Senior Vice President, Chief Financial Officer and Chief of Corporate Operations