Form 10-Q
period 2020-02-29
SCHNITZER STEEL INDUSTRIES, INC.
filed 2020-04-02
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

The registrant had 26,899,467 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of March 31, 2020.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company’s outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; strategic direction or goals; targets; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19); the realization of deferred tax assets; planned capital expenditures; liquidity positions; our ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; inability to realize or delays in realizing expected benefits from investments in technology; inability to renew facility leases; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits; compliance with climate change and greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	February 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$10,326	$12,377
Accounts receivable, net of allowance for doubtful accounts of $1,595 and $1,569	158,767	145,617
Inventories	183,566	187,320
Refundable income taxes	5,676	5,867
Prepaid expenses and other current assets	28,004	115,107
Total current assets	386,339	466,288
Property, plant and equipment, net of accumulated depreciation of $788,430 and $766,033	454,022	456,400
Operating lease right-of-use assets	121,573	—
Investments in joint ventures	9,670	10,276
Goodwill	169,118	169,237
Intangibles, net of accumulated amortization of $3,148 and $3,116	3,655	4,482
Deferred income taxes	27,743	28,850
Other assets	25,127	25,213
Total assets	$1,197,247	$1,160,746
Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,411	$1,321
Accounts payable	92,476	110,297
Accrued payroll and related liabilities	20,889	27,547
Environmental liabilities	5,290	6,030
Operating lease liabilities	18,152	—
Other accrued liabilities	44,540	123,035
Total current liabilities	182,758	268,230
Deferred income taxes	23,352	25,466
Long-term debt, net of current maturities	140,521	103,775
Environmental liabilities, net of current portion	45,750	45,769
Operating lease liabilities, net of current maturities	105,680	—
Other long-term liabilities	14,238	16,210
Total liabilities	512,299	459,450
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,899 and 26,464 shares issued and outstanding	26,899	26,464
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	31,174	33,700
Retained earnings	661,418	675,363
Accumulated other comprehensive loss	(39,040)	(38,763)
Total SSI shareholders’ equity	680,651	696,964
Noncontrolling interests	4,297	4,332
Total equity	684,948	701,296
Total liabilities and equity	$1,197,247	$1,160,746

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Revenues	$439,482	$473,565	$845,066	$1,037,585
Operating expense:
Cost of goods sold	380,520	414,688	745,280	904,820
Selling, general and administrative	46,426	39,489	93,200	90,908
(Income) from joint ventures	(190)	(184)	(389)	(669)
Asset impairment charges	402	—	2,094	63
Restructuring charges and other exit-related activities	4,633	536	5,100	738
Operating income (loss)	7,691	19,036	(219)	41,725
Interest expense	(1,320)	(2,067)	(2,743)	(3,973)
Other (expense) income, net	(98)	321	108	344
Income (loss) from continuing operations before income taxes	6,273	17,290	(2,854)	38,096
Income tax (expense) benefit	(1,770)	(3,855)	764	(7,971)
Income (loss) from continuing operations	4,503	13,435	(2,090)	30,125
Income (loss) from discontinued operations, net of tax	1	(138)	29	(210)
Net income (loss)	4,504	13,297	(2,061)	29,915
Net income attributable to noncontrolling interests	(621)	(405)	(1,051)	(835)
Net income (loss) attributable to SSI shareholders	$3,883	$12,892	$(3,112)	$29,080

Net income (loss) per share attributable to SSI shareholders:
Basic:
Income (loss) per share from continuing operations	$0.14	$0.47	$(0.11)	$1.06
Income (loss) per share from discontinued operations	—	—	—	(0.01)
Net income (loss) per share	$0.14	$0.47	$(0.11)	$1.05
Diluted:
Income (loss) per share from continuing operations	$0.14	$0.46	$(0.11)	$1.04
Income (loss) per share from discontinued operations	—	—	—	(0.01)
Net income (loss) per share	$0.14	$0.46	$(0.11)	$1.03
Weighted average number of common shares:
Basic	27,721	27,630	27,618	27,568
Diluted	28,139	28,114	27,618	28,239

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net income (loss)	$4,504	$13,297	$(2,061)	$29,915
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(630)	632	(419)	(732)
Pension obligations, net	115	40	142	242
Total other comprehensive (loss) income, net of tax	(515)	672	(277)	(490)
Comprehensive income (loss)	3,989	13,969	(2,338)	29,425
Less comprehensive income attributable to noncontrolling interests	(621)	(405)	(1,051)	(835)
Comprehensive income (loss) attributable to SSI shareholders	$3,368	$13,564	$(3,389)	$28,590

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Three Months Ended February 28, 2019	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of December 1, 2018	26,826	$26,826	200	$200	$32,592	$650,695	$(38,399)	$671,914	$4,069	$675,983
Net income	—	—	—	—	—	12,892	—	12,892	405	13,297
Other comprehensive income, net of tax	—	—	—	—	—	—	672	672	—	672
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(234)	(234)
Share repurchases	(263)	(263)	—	—	(5,729)	—	—	(5,992)	—	(5,992)
Issuance of restricted stock	13	13	—	—	(13)	—	—	—	—	—
Restricted stock withheld for taxes	(1)	(1)	—	—	(119)	—	—	(120)	—	(120)
Share-based compensation cost	—	—	—	—	2,404	—	—	2,404	—	2,404
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,163)	—	(5,163)	—	(5,163)
Balance as of February 28, 2019	26,575	$26,575	200	$200	$29,135	$658,424	$(37,727)	$676,607	$4,240	$680,847

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Three Months Ended February 29, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of December 1, 2019	26,943	$26,943	200	$200	$29,528	$662,707	$(38,525)	$680,853	$4,183	$685,036
Net income	—	—	—	—	—	3,883	—	3,883	621	4,504
Other comprehensive loss, net of tax	—	—	—	—	—	—	(515)	(515)	—	(515)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(507)	(507)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	9	9	—	—	(9)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	2,516	—	—	2,516	—	2,516
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,172)	—	(5,172)	—	(5,172)
Balance as of February 29, 2020	26,899	$26,899	200	$200	$31,174	$661,418	$(39,040)	$680,651	$4,297	$684,948

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Six Months Ended February 28, 2019	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of September 1, 2018	26,502	$26,502	200	$200	$36,929	$639,684	$(37,237)	$666,078	$4,032	$670,110
Net income	—	—	—	—	—	29,080	—	29,080	835	29,915
Other comprehensive loss, net of tax	—	—	—	—	—	—	(490)	(490)	—	(490)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(627)	(627)
Share repurchases	(413)	(413)	—	—	(9,674)	—	—	(10,087)	—	(10,087)
Issuance of restricted stock	763	763	—	—	(763)	—	—	—	—	—
Restricted stock withheld for taxes	(277)	(277)	—	—	(7,165)	—	—	(7,442)	—	(7,442)
Share-based compensation cost	—	—	—	—	9,808	—	—	9,808	—	9,808
Dividends ($0.375 per common share)	—	—	—	—	—	(10,340)	—	(10,340)	—	(10,340)
Balance as of February 28, 2019	26,575	$26,575	200	$200	$29,135	$658,424	$(37,727)	$676,607	$4,240	$680,847

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Six Months Ended February 29, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of August 31, 2019	26,464	$26,464	200	$200	$33,700	$675,363	$(38,763)	$696,964	$4,332	$701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(3,112)	—	(3,112)	1,051	(2,061)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(277)	(277)	—	(277)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,086)	(1,086)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Share-based compensation cost	—	—	—	—	4,668	—	—	4,668	—	4,668
Dividends ($0.375 per common share)	—	—	—	—	—	(10,370)	—	(10,370)	—	(10,370)
Balance as of February 29, 2020	26,899	$26,899	200	$200	$31,174	$661,418	$(39,040)	$680,651	$4,297	$684,948

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended
	February 29,	February 28,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,061)	$29,915
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Asset impairment charges	2,094	63
Exit-related asset impairments	971	23
Depreciation and amortization	28,472	26,490
Deferred income taxes	(1,057)	4,888
Undistributed equity in earnings of joint ventures	(389)	(669)
Share-based compensation expense	4,639	9,808
(Gain) loss on the disposal of assets, net	(274)	24
Unrealized foreign exchange (gain) loss, net	(12)	70
Bad debt expense (recoveries), net	53	(15)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18,339)	(3,324)
Inventories	9,067	15,795
Income taxes	28	(517)
Prepaid expenses and other current assets	3,056	(2,503)
Other long-term assets	258	430
Operating lease assets and liabilities	(144)	—
Accounts payable	(8,298)	(23,617)
Accrued payroll and related liabilities	(6,655)	(26,091)
Other accrued liabilities	4,943	(8,229)
Environmental liabilities	(740)	(784)
Other long-term liabilities	41	78
Distributed equity in earnings of joint ventures	1,000	1,492
Net cash provided by operating activities	16,653	23,327
Cash flows from investing activities:
Capital expenditures	(37,100)	(41,295)
Acquisition	—	(1,553)
Joint venture receipts, net	—	641
Proceeds from sale of assets	608	1,396
Deposit on land option	630	—
Net cash used in investing activities	(35,862)	(40,811)
Cash flows from financing activities:
Borrowings from long-term debt	244,382	245,770
Repayment of long-term debt	(208,614)	(190,892)
Payment of debt issuance costs	—	(96)
Repurchase of Class A common stock	(914)	(10,087)
Taxes paid related to net share settlement of share-based payment awards	(5,845)	(7,442)
Distributions to noncontrolling interests	(1,086)	(627)
Dividends paid	(10,734)	(10,574)
Net cash provided by financing activities	17,189	26,052
Effect of exchange rate changes on cash	(31)	(118)
Net (decrease) increase in cash and cash equivalents	(2,051)	8,450
Cash and cash equivalents as of beginning of period	12,377	4,723
Cash and cash equivalents as of end of period	$10,326	$13,173

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended
	February 29,	February 28,
	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,698	$3,384
Income taxes paid, net	$196	$3,398
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$7,642	$9,652

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019. The results for the three and six months ended February 29, 2020 and February 28, 2019 are not necessarily indicative of the results of operations for the entire fiscal year.

Subsequent Event

In March 2020, after the Company’s second quarter ended February 29, 2020, the World Health Organization categorized coronavirus disease 2019 (COVID-19) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. As of February 29, 2020, the Company considered the outbreak of COVID-19 a nonrecognized subsequent event in accordance with Accounting Standards Codification Topic 855, Subsequent Events, requiring disclosure in these Unaudited Condensed Consolidated Financial Statements. While the Company expects the effects of the pandemic to negatively impact its results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; measurement of compensation cost for certain share-based awards and cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after February 29, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $27 million as of February 29, 2020 and August 31, 2019.

Accounts Receivable, net

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company extends credit to customers under contracts containing customary and explicit payment terms, and payment is generally required within 30 to 60 days of shipment. Nonferrous export sales typically require a deposit prior to shipment. Historically, almost all of the Company’s ferrous export sales have been made with letters of credit. Ferrous metal sales, nonferrous metal sales and finished steel sales to domestic customers are generally made on open account, and the majority of these sales are covered by credit insurance.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $5 million and $8 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $21 million and $23 million as of February 29, 2020 and August 31, 2019, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, spare parts, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Receivables from insurers totaled $6 million and $89 million as of February 29, 2020 and August 31, 2019, respectively, with the decrease in the first half of fiscal 2020 resulting primarily from full payment by the Company’s insurers of settlements for lawsuits arising from a 2016 motor vehicle collision. See “Contingencies – Other” in Note 5 – Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is presented as part of the AMR reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of February 29, 2020 and August 31, 2019. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of February 29, 2020. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $71 million and $49 million of open letters of credit as of February 29, 2020 and August 31, 2019, respectively.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	February 29, 2020	August 31, 2019
Processed and unprocessed scrap metal	$81,655	$81,313
Semi-finished goods	16,352	8,712
Finished goods	43,701	53,796
Supplies	41,858	43,499
Inventories	$183,566	$187,320

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expedient to not separate lease and related non-lease components for accounting purposes and, thus, costs related to such non-lease components are disclosed as lease expense. Payments for short-term leases are recognized in the income statement on a straight-line basis over the lease term.

The Company’s operating leases for real property underlying its auto parts stores, metals recycling facilities, and administrative offices generally have non-cancellable lease terms of 5 to 10 years, and the significant majority, but not all, contain multiple renewal options for a further 5 to 20 years. Renewal options which the Company is reasonably certain to exercise are included in the measurement of lease term. The Company’s finance leases and other operating leases involve primarily transportation equipment assets, have non-cancellable lease terms of less than 10 years and usually do not include renewal options.

For the three months ended February 29, 2020, the Company’s total lease cost was $7 million, consisting primarily of operating lease expense of $6 million and short-term lease expense of $1 million. For the six months ended February 29, 2020, the Company’s total lease cost was $14 million, consisting primarily of operating lease expense of $12 million and short-term lease expense of $2 million. The other components of the Company’s total lease cost for the periods presented, including finance lease amortization and interest expense, variable lease expense and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for the three and six months ended February 29, 2020 is presented within cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations.

Finance lease-related assets and liabilities consisted of the following (in thousands):

	Balance Sheet Classification	February 29, 2020
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$6,825
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$1,351
Finance lease liabilities - non-current	Long-term debt, net of current maturities	6,856
Total finance lease liabilities		$8,207

(1)	Presented net of accumulated amortization of $1 million as of February 29, 2020.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of February 29, 2020 were as follows:

	February 29, 2020
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	9.7	3.43%
Finance leases	6.4	8.79%

Maturities of lease liabilities by fiscal year as of February 29, 2020 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2020 (for the remainder of fiscal 2020)	$992	$11,513
2021	1,860	20,422
2022	1,823	19,794
2023	1,686	19,268
2024	1,415	15,180
Thereafter	2,448	62,299
Total lease payments	$10,224	$148,476
Less amounts representing interest	(2,017)	(24,644)
Total lease liabilities	$8,207	$123,832
Less current maturities	(1,351)	(18,152)
Lease liabilities, net of current maturities	$6,856	$105,680

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

Six Months Ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,545
Operating cash flows for finance leases	$340
Financing cash flows for finance leases	$663
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$5,693
Finance leases	$1,104

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Goodwill

As of February 29, 2020 and August 31, 2019, all but $1 million of the Company’s goodwill was carried by a single reporting unit within AMR. The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first half of fiscal 2020 requiring an interim goodwill impairment test. A lack of recovery or further deterioration in market conditions related to the general economy and the metals recycling industry, a sustained trend of weaker than anticipated Company financial performance, a lack of recovery or further decline in the Company’s share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations. See “Subsequent Event” in Note 1 – Summary of Significant Accounting Policies for discussion of the impact of COVID-19 on the Company’s estimates and assumptions relating to goodwill as of February 29, 2020.

The gross change in the carrying amount of goodwill for the six months ended February 29, 2020 was as follows (in thousands):

Goodwill
August 31, 2019	$169,237
Foreign currency translation adjustment	(119)
February 29, 2020	$169,118

Accumulated goodwill impairment charges were $471 million as of February 29, 2020 and August 31, 2019.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the six months ended February 29, 2020 were as follows (in thousands):

Balance as of September 1, 2019	Liabilities Established (Released), Net	Payments and Other	Balance as of February 29, 2020	Short-Term	Long-Term
$51,799	$1,947	$(2,706)	$51,040	$5,290	$45,750

Recycling Operations

As of February 29, 2020 and August 31, 2019, the Company’s recycling operations had environmental liabilities of $51 million and $52 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

detail to estimate costs for specific sediment management areas within the Site. Following issuance of the ROD, EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work identified in the ROD under a new consent order.

In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two year period. The Company estimated that its share of the costs of performing such work would be approximately $2 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in fiscal 2018. The Company believes that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations. The Company’s loss contingencies as of February 29, 2020 and August 31, 2019 include $1 million for its estimated share of the costs of the investigation, including pre-remedial design investigative activities.

The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. EPA has reviewed the report, finding with a few limited corrections that the data is of suitable quality and generally acceptable and stating that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, EPA did not agree that the data or the analysis support the conclusions presented in the report. The Company and other PRPs disagree with EPA’s position on use of the more recent data and sought to work with EPA to address the technical disagreements on the use of the current data and to make limited, but critical, changes to the selected remedy for the Site. On March 2, 2020, EPA sent a letter to the PRPs that had performed the pre-remedial design work stating that a change to the remedy was not warranted at this time and that remedial design should not be further delayed. On March 9, 2020, the Company and certain other PRPs submitted a formal petition to the EPA for modifications to the selected remedy at the Site. The petition sets forth the justifications for the requested modifications based on the new data, refutes the latest EPA rationale for its refusal to make changes to the remedy now, and details why the EPA decision process is vulnerable to challenge and why the selected remedy is arbitrary and capricious. EPA has acknowledged receipt of the petition, stating that it is reviewing the letter and the attached information for consideration as late comments to the ROD and will respond to the request once it has concluded its review.

EPA has stated that it wants PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and has proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since executed consent agreements for remedial design work covering a little more than half of the remedial action areas at the Site. On March 2, 2020, EPA also sent separate letters to the Company and certain other PRPs providing notice that the Company and these other PRPs had three weeks, until March 23, 2020, within which to enter into consent agreements to perform remedial design or if they do not meet that deadline, EPA plans to commence issuing unilateral administrative orders (UAOs) as appropriate. The EPA letter also noted that after issuance of a UAO, a party who has agreed to perform the work under the UAO and is in compliance with the UAO may request to enter into negotiations with EPA to convert the UAO into a consent agreement. On March 23, 2020, the Company requested a 30-day extension of the EPA deadline due to the intervening COVID-19 crisis in order to provide sufficient time for EPA and the Company to conclude good faith negotiations. EPA denied the extension request and issued a UAO on March 26, 2020 to the Company and MMGL, LLC, an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Under the UAO, the Company may request a conference to discuss the UAO or may provide notice that the Company intends to submit written comments or a statement of position in lieu of requesting a conference. The UAO is not effective until 10 days after the UAO was signed by EPA or 10 days after the date of the conference or date of submission of written materials. The Company is required to notify EPA of its intent to comply with the UAO on or before the effective date. The Company has not determined whether it will comply with the UAO or request to enter into negotiations with EPA to convert the UAO into a consent agreement or whether it has sufficient cause to refuse to comply with the UAO. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at $4 million. Because the Company has not determined its response to the UAO and because of the lack of a detailed work plan for the remedial design work, the uncertainty with respect to the division of costs between the respondents to the UAO, and the missing allocation of contributions for and funding of the remedial design work from other PRPs, it is not possible at this time to estimate the Company’s share of the costs associated with this remedial design work. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for remedial design, but not for any penalties.

Except for certain early action projects in which the Company is not involved, remediation activities are not expected to commence for a number of years. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of February 29, 2020 and August 31, 2019, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of February 29, 2020 and August 31, 2019, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company currently estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company’s loss contingencies as of February 29, 2020 and August 31, 2019 include $7 million and $8 million, respectively, for the estimated costs related to remediation of soil and groundwater conditions, including penalties, in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities, including penalties, in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion of on-going studies and determination of remediation plans and pending further negotiations to settle the related enforcement matter. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans, and it is reasonably possible that it may incur additional liabilities and costs in the future, including for wellhead treatment, which in the case of costs for installation of wellhead treatment, if incurred, could be in the range of $10 million to $13 million.

Steel Manufacturing Operations

The Company’s steel manufacturing operations had no known environmental liabilities as of February 29, 2020 and August 31, 2019.

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

Contingencies - Other

Schnitzer Southeast, LLC (a wholly-owned subsidiary of the Company, “SSE”), an SSE employee, the Company and one of the Company’s insurance carriers had been named as defendants in five separate wrongful death lawsuits filed in the State of Georgia arising from an accident in 2016 in Alabama involving a tractor trailer driven by the SSE employee and owned by SSE. In fiscal 2019, the Company settled three of the five lawsuits for a total of $35 million. In the first quarter of fiscal 2020, the Company settled the two remaining lawsuits for a total of $68 million. The aggregate settlement amount of $103 million was substantially covered by insurance, resulting in no net impact to the Company’s consolidated results of operations. As of August 31, 2019, the Company had accrued loss contingencies and offsetting insurance receivables related to the lawsuits totaling $83 million. The full amount accrued as of August 31, 2019 was paid by the Company’s insurers in the first quarter of fiscal 2020. There are no further contingencies in relation to this matter.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended February 29, 2020			Three Months Ended February 28, 2019
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(35,478)	$(3,047)	$(38,525)	$(35,493)	$(2,906)	$(38,399)
Other comprehensive (loss) income before reclassifications	(630)	—	(630)	632	—	632
Income tax benefit (expense)	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications, net of tax	(630)	—	(630)	632	—	632
Amounts reclassified from accumulated other comprehensive loss	—	148	148	—	52	52
Income tax benefit	—	(33)	(33)	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	115	115	—	40	40
Net periodic other comprehensive (loss) income	(630)	115	(515)	632	40	672
Balances - February 29 and 28, respectively (End of period)	$(36,108)	$(2,932)	$(39,040)	$(34,861)	$(2,866)	$(37,727)

	Six Months Ended February 29, 2020			Six Months Ended February 28, 2019
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(35,689)	$(3,074)	$(38,763)	$(34,129)	$(3,108)	$(37,237)
Other comprehensive (loss) income before reclassifications	(419)	(17)	(436)	(732)	208	(524)
Income tax benefit (expense)	—	4	4	—	(46)	(46)
Other comprehensive (loss) income before reclassifications, net of tax	(419)	(13)	(432)	(732)	162	(570)
Amounts reclassified from accumulated other comprehensive loss	—	200	200	—	104	104
Income tax benefit	—	(45)	(45)	—	(24)	(24)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	155	155	—	80	80
Net periodic other comprehensive (loss) income	(419)	142	(277)	(732)	242	(490)
Balances - February 29 and 28, respectively (End of period)	$(36,108)	$(2,932)	$(39,040)	$(34,861)	$(2,866)	$(37,727)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations for all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination for each reportable segment (in thousands):

	Three Months Ended February 29, 2020
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$222,465	$11,721	$(2,120)	$232,066
Nonferrous revenues	87,901	6,847	(226)	94,522
Steel revenues(1)	—	85,539	—	85,539
Retail and other revenues	27,303	52	—	27,355
Total revenues	$337,669	$104,159	$(2,346)	$439,482
Revenues based on sales destination:
Foreign	$202,330	$22,173	$—	$224,503
Domestic	135,339	81,986	(2,346)	214,979
Total revenues	$337,669	$104,159	$(2,346)	$439,482

	Three Months Ended February 28, 2019
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$257,488	$7,120	$(2,641)	$261,967
Nonferrous revenues	99,484	9,115	(257)	108,342
Steel revenues(1)	—	74,025	—	74,025
Retail and other revenues	29,093	138	—	29,231
Total revenues	$386,065	$90,398	$(2,898)	$473,565
Revenues based on sales destination:
Foreign	$217,057	$16,023	$—	$233,080
Domestic	169,008	74,375	(2,898)	240,485
Total revenues	$386,065	$90,398	$(2,898)	$473,565

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended February 29, 2020
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$414,937	$20,371	$(3,344)	$431,964
Nonferrous revenues	177,713	15,091	(441)	192,363
Steel revenues(1)	—	162,864	—	162,864
Retail and other revenues	57,776	99	—	57,875
Total revenues	$650,426	$198,425	$(3,785)	$845,066
Revenues based on sales destination:
Foreign	$400,907	$42,078	$—	$442,985
Domestic	249,519	156,347	(3,785)	402,081
Total revenues	$650,426	$198,425	$(3,785)	$845,066

	Six Months Ended February 28, 2019
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$556,300	$26,863	$(5,149)	$578,014
Nonferrous revenues	203,665	18,146	(527)	221,284
Steel revenues(1)	—	175,362	—	175,362
Retail and other revenues	62,512	413	—	62,925
Total revenues	$822,477	$220,784	$(5,676)	$1,037,585
Revenues based on sales destination:
Foreign	$480,568	$44,154	$—	$524,722
Domestic	341,909	176,630	(5,676)	512,863
Total revenues	$822,477	$220,784	$(5,676)	$1,037,585

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of February 29, 2020 and August 31, 2019, receivables from contracts with customers, net of an allowance for doubtful accounts, totaled $155 million and $142 million, respectively, representing 98% and 97%, respectively, of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $4 million and $3 million as of February 29, 2020 and August 31, 2019, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three and six months ended February 29, 2020, the Company reclassified less than $1 million and $2 million, respectively, in customer deposits as of August 31, 2019 to revenues as a result of satisfying performance obligations during the respective periods.

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

The Company accrues compensation cost for ROCE awards based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the service period, all related compensation cost previously recognized is reversed. See “Subsequent Event” in Note 1 – Summary of Significant Accounting Policies for discussion of the impact of COVID-19 on the Company’s estimates as of February 29, 2020.

The performance share awards described above will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2022.

In the second quarter of fiscal 2020, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s SIP. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 41,592 shares that will vest in full on the day before the Company’s 2021 annual meeting of shareholders, subject to continued Board service. The total fair value of these awards at the grant date was $1 million.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2020 was an expense of 28.2% and benefit of 26.8%, respectively, compared to an expense of 22.3% and 20.9%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the impact of non-deductible officers’ compensation and other expenses, as well as the aggregate impact of state taxes, on the projected annual effective tax rate applied to the quarterly results.

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain U.S. federal, state, Canadian and all Puerto Rican deferred tax assets. See “Subsequent Event” in Note 1 – Summary of Significant Accounting Policies for discussion of the impact of COVID-19 on the Company’s estimates as of February 29, 2020.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2019 remain subject to examination under the statute of limitations.

Note 10 - Restructuring Charges and Other Exit-Related Activities

On January 8, 2020, subsequent to the end of the first quarter of fiscal 2020, the Company committed to certain restructuring initiatives aimed at further reducing its annual operating expenses, primarily selling, general and administrative, at Corporate, AMR and CSS, primarily through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. The Company expects to incur aggregate estimated restructuring charges, as defined in ASC 420, Exit or Disposal Cost Obligations, and other exit-related costs of approximately $7 million in connection with these initiatives. The Company expects the substantial majority of the restructuring charges to be recognized by the end of fiscal 2020 and will require the Company to make cash payments. In the second quarter of fiscal 2020, the Company incurred restructuring charges and other exit-related costs of $5 million related to these initiatives.

Note 11 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Income (loss) from continuing operations	$4,503	$13,435	$(2,090)	$30,125
Net income attributable to noncontrolling interests	(621)	(405)	(1,051)	(835)
Income (loss) from continuing operations attributable to SSI shareholders	3,882	13,030	(3,141)	29,290
Income (loss) from discontinued operations, net of tax	1	(138)	29	(210)
Net income (loss) attributable to SSI shareholders	$3,883	$12,892	$(3,112)	$29,080
Computation of shares:
Weighted average common shares outstanding, basic	27,721	27,630	27,618	27,568
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	418	484	—	671
Weighted average common shares outstanding, diluted	28,139	28,114	27,618	28,239

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalent shares of 531,305 and 687,247 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and six months ended February 29, 2020, respectively, compared to 313,956 and 159,417 for the three and six months ended February 28, 2019, respectively.

Note 12 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million for the three months ended February 29, 2020 and February 28, 2019, and $6 million and $7 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

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

The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. As of February 29, 2020 and August 31, 2019, the Company had two 50%-owned joint venture interests, one presented as part of AMR operations, and one presented as part of CSS operations. The joint venture within CSS sells recycled scrap metal to other operations within CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventories and is not recognized until the finished products are sold to third parties.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the reconciliation of the Company’s segment operating income to income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
AMR	$19,304	$21,741	$16,872	$44,758
CSS	3,524	5,768	7,761	17,686
Segment operating income	22,828	27,509	24,633	62,444
Restructuring charges and other exit-related activities	(4,633)	(536)	(5,100)	(738)
Corporate and eliminations	(10,504)	(7,937)	(19,752)	(19,981)
Operating income (loss)	7,691	19,036	(219)	41,725
Interest expense	(1,320)	(2,067)	(2,743)	(3,973)
Other (expense) income, net	(98)	321	108	344
Income (loss) from continuing operations before income taxes	$6,273	$17,290	$(2,854)	$38,096

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	February 29, 2020	August 31, 2019
AMR(1)	$1,676,678	$1,561,267
CSS(1)	774,610	769,930
Total segment assets	2,451,288	2,331,197
Corporate and eliminations(2)	(1,254,041)	(1,170,451)
Total assets	$1,197,247	$1,160,746

(1)

AMR total assets include $2 million and $3 million for an investment in a joint venture as of February 29, 2020 and August 31, 2019, respectively. CSS total assets include $7 million for an investment in a joint venture as of February 29, 2020 and August 31, 2019.

(2)	The substantial majority of Corporate and eliminations total assets consist of Corporate intercompany payables to the Company’s operating segments and intercompany eliminations.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and six months ended February 29, 2020 and February 28, 2019. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2019, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19) which has spread from China to many other countries including the United States. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our footprint. Notwithstanding our continued operations, COVID-19 has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, disrupting scrap metal inflows to our recycling facilities, limiting our ability to process scrap metal through our shredders, inhibiting the manufacture of steel products at our steel mill, reducing retail admissions and parts sales at our auto parts stores, and delaying or preventing deliveries to our customers, among others.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing or able to fulfill their contractual obligations or open letters of credit. We may also experience delays in obtaining letters of credit or processing letter of credit payments due to the impacts of COVID-19 on foreign issuing and U.S. intermediary banks. Furthermore, the progression of and global response to the COVID-19 outbreak has begun to cause and increases the risk of further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on

SCHNITZER STEEL INDUSTRIES, INC.

our capital projects, certain of which are outside of our control, is unknown, but they may impact or delay the timing of anticipated benefits on capital projects.

Our bank credit agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of COVID-19 may negatively impact our ability to comply with these covenants, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on financial markets at such time.

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (CARES) Act, a $2 trillion economic relief bill. We are evaluating the impact of the CARES Act on our business.

Since the end of our second quarter on February 29, 2020, we have begun to see the impacts of COVID-19 on our markets and operations including significant decreases in both export and domestic prices for ferrous and nonferrous metal, softening demand, supply chain disruptions, reduced availability of containers, and other logistics constraints. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of February 29, 2020, before the escalation of COVID-19 to pandemic status. Events and changes in circumstances arising after February 29, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Executive Overview of Financial Results for the Second Quarter of Fiscal 2020

We generated consolidated revenues of $439 million in the second quarter of fiscal 2020, a decrease of 7% from the $474 million of consolidated revenues in the second quarter of fiscal 2019, primarily due to lower average net selling prices for our ferrous and nonferrous products, in both export and domestic markets, and reduced nonferrous sales volumes compared to the prior year quarter. These decreases were driven by weaker market conditions for most recycled metals, particularly for ferrous recycled metals in the domestic market, and structural changes to the market for certain recycled nonferrous products resulting from Chinese import restrictions and tariffs. Compared to the prior year quarter, domestic average net selling prices for AMR’s ferrous products decreased by 15% and ferrous domestic sales volumes at AMR decreased by 20%, reflecting softer demand and reduced supply of raw materials including end-of-life vehicles due to the lower price environment. Nonferrous revenues at AMR in the second quarter of fiscal 2020 decreased by 12% compared to the prior year quarter, as nonferrous average net selling prices and sales volumes at AMR decreased by 5% and 20%, respectively, the effects of which were partially offset by increased sales revenues from higher-priced platinum group metal (“PGM”) products, compared to the prior year quarter. Steel revenues in the second quarter of fiscal 2020 increased by 16% compared to the prior year quarter reflecting the impact of increased finished steel sales volumes, partially offset by lower average net selling prices for our finished steel products.

Consolidated operating income was $8 million in the second quarter of fiscal 2020, compared to $19 million in the second quarter of fiscal 2019. Adjusted consolidated operating income was $14 million in the second quarter of fiscal 2020, compared to $20 million in the second quarter of fiscal 2019. Adjusted consolidated operating income for each period excludes the impact of charges for legacy environmental matters, net of recoveries, asset impairment charges, business development costs and restructuring charges and other exit-related activities. See the reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of this Item 2.

AMR reported operating income in the second quarter of fiscal 2020 of $19 million, compared to $22 million in the prior year period. The lower price environment in the second quarter of fiscal 2020 adversely impacted operating margins and overall operating results at AMR for the period. In the second quarter of fiscal 2020, ferrous metal spreads at AMR and average net selling prices for AMR’s nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, each declined by approximately 15%, compared to the prior year quarter. The adverse effects of the market conditions on AMR’s operating results in the second quarter of fiscal 2020 were partially offset by positive contributions from increased sales revenues from higher-priced PGM products compared to the prior year period, a favorable impact from average inventory accounting, and benefits from productivity and restructuring initiatives implemented subsequent to the prior year quarter.

SCHNITZER STEEL INDUSTRIES, INC.

CSS reported operating income of $4 million in the second quarter of fiscal 2020, compared to $6 million in the prior year quarter. The decrease in operating results primarily reflected lower finished steel margins due to the declining price environment for finished steel products during fiscal 2020. Finished steel average net selling prices declined $110 per ton, or 15%, compared to the prior year period, the adverse effects of which were partially offset by higher finished steel sales volumes and benefits from productivity initiatives compared to the prior year period.

Consolidated selling, general and administrative (“SG&A”) expense in the second quarter of fiscal 2020 increased by $7 million, or 18%, compared to the prior year quarter primarily due to higher employee-related expenses, including from higher incentive compensation accruals, and higher professional services fees.

Net income from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2020 was $4 million, or $0.14 per diluted share, compared to $13 million, or $0.46 per diluted share, in the prior year quarter. Adjusted net income from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2020 was $9 million, or $0.31 per diluted share, compared to $14 million, or $0.50 per diluted share, in the prior year quarter. See the reconciliation of adjusted net income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders in Non-GAAP Financial Measures at the end of this Item 2.

The following items further highlight selected liquidity and capital structure metrics:

•	For the first six months of fiscal 2020, net cash provided by operating activities of $17 million, compared to $23 million in the prior year comparable period;
•	Debt of $142 million as of February 29, 2020, compared to $105 million as of August 31, 2019; and
•

Debt, net of cash, of $132 million as of February 29, 2020, compared to $93 million as of August 31, 2019 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2).

•	Share repurchases totaling $1 million in the first six months of fiscal 2020, compared to $10 million in the prior year comparable period.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
($ in thousands)	2020	2019	%	2020	2019	%
Revenues:
Auto and Metals Recycling	$337,669	$386,065	(13)%	$650,426	$822,477	(21)%
Cascade Steel and Scrap	104,159	90,398	15%	198,425	220,784	(10)%
Intercompany revenue eliminations(1)	(2,346)	(2,898)	(19)%	(3,785)	(5,676)	(33)%
Total revenues	439,482	473,565	(7)%	845,066	1,037,585	(19)%
Cost of goods sold:
Auto and Metals Recycling	286,026	336,281	(15)%	566,155	715,017	(21)%
Cascade Steel and Scrap	96,804	81,463	19%	183,048	195,798	(7)%
Intercompany cost of goods sold eliminations(1)	(2,310)	(3,056)	(24)%	(3,923)	(5,995)	(35)%
Total cost of goods sold	380,520	414,688	(8)%	745,280	904,820	(18)%
Selling, general and administrative expense:
Auto and Metals Recycling	32,080	28,008	15%	65,599	62,774	5%
Cascade Steel and Scrap	3,896	3,386	15%	7,841	7,834	(—)%
Corporate(2)	10,450	8,095	29%	19,760	20,300	(3)%
Total selling, general and administrative expense	46,426	39,489	18%	93,200	90,908	3%
(Income) loss from joint ventures:
Auto and Metals Recycling	(125)	35	NM	(164)	(135)	21%
Cascade Steel and Scrap	(65)	(219)	(70)%	(225)	(534)	(58)%
Total income from joint ventures	(190)	(184)	3%	(389)	(669)	(42)%
Asset impairment charges:
Auto and Metals Recycling	384	—	NM	1,964	63	NM
Corporate	18	—	NM	130	—	NM
Total asset impairment charges	402	—	NM	2,094	63	NM
Operating income:
Auto and Metals Recycling	19,304	21,741	(11)%	16,872	44,758	(62)%
Cascade Steel and Scrap	3,524	5,768	(39)%	7,761	17,686	(56)%
Segment operating income	22,828	27,509	(17)%	24,633	62,444	(61)%
Restructuring charges and other exit-related activities(3)	(4,633)	(536)	NM	(5,100)	(738)	NM
Corporate expense(2)	(10,468)	(8,095)	29%	(19,890)	(20,300)	(2)%
Change in intercompany profit elimination(4)	(36)	158	NM	138	319	(57)%
Total operating income (loss)	$7,691	$19,036	(60)%	$(219)	$41,725	NM

NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.
(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.
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

SCHNITZER STEEL INDUSTRIES, INC.

Auto and Metals Recycling (AMR)

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
($ in thousands, except for prices)	2020	2019	%	2020	2019	%
Ferrous revenues	$222,465	$257,488	(14)%	$414,937	$556,300	(25)%
Nonferrous revenues	87,901	99,484	(12)%	177,713	203,665	(13)%
Retail and other revenues	27,303	29,093	(6)%	57,776	62,512	(8)%
Total segment revenues	337,669	386,065	(13)%	650,426	822,477	(21)%
Segment operating income	$19,304	$21,741	(11)%	$16,872	$44,758	(62)%
Average ferrous recycled metal sales prices ($/LT)(1):
Domestic	$243	$286	(15)%	$221	$288	(23)%
Foreign	$257	$288	(11)%	$243	$301	(19)%
Average	$253	$287	(12)%	$238	$297	(20)%
Ferrous sales volume (LT, in thousands):
Domestic	275	343	(20)%	522	683	(24)%
Foreign	576	515	12%	1,159	1,094	6%
Total ferrous sales volume (LT, in thousands)(2)	850	858	(1)%	1,680	1,777	(5)%
Average nonferrous sales price ($/pound)(1)(3)	$0.55	$0.58	(5)%	$0.54	$0.59	(8)%
Nonferrous sales volume (pounds, in thousands)(3)	112,765	141,307	(20)%	244,266	294,176	(17)%
Cars purchased (in thousands)(4)	85	89	(4)%	168	183	(8)%
Number of auto parts stores at period end	51	51	(—)%	51	51	(—)%

LT = Long Ton, which is equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)	May not foot due to rounding.
(3)	Average sales price and volume information excludes PGMs in catalytic converters.
(4)	Cars purchased by auto parts stores only.

AMR Segment Revenues

Revenues in the second quarter and first six months of fiscal 2020 decreased by 13% and 21%, respectively, compared to the same periods in the prior year primarily due to lower average net selling prices for our ferrous and nonferrous products, in both export and domestic markets, and reduced nonferrous sales volumes compared to the prior year periods. These decreases were driven by weaker market conditions for most recycled metals, particularly for ferrous recycled metals in the domestic market, and structural changes to the market for certain recycled nonferrous products resulting primarily from Chinese import restrictions and tariffs. Compared to the prior year quarter and six-month period, domestic average net selling prices for AMR’s ferrous products decreased by 15% and 23%, respectively, and ferrous domestic sales volumes decreased by 20% and 24%, respectively, reflecting softer demand and reduced supply of raw materials including end-of-life vehicles due to the lower price environment. Nonferrous revenues in the second quarter and first six months of fiscal 2020 decreased by 12% and 13%, respectively, compared to the prior year periods, driven by lower nonferrous average net selling prices and sales volumes, the effects of which were partially offset by increased sales revenues from higher-priced PGM products, compared to the prior year periods.

AMR Segment Operating Income

Operating income in the second quarter and first six months of fiscal 2020 was $19 million and $17 million, respectively, compared to $22 million and $45 million in the prior year comparable periods. The lower price environment in the first half of fiscal 2020, which included a sharp decline in commodity prices during most of the first quarter of fiscal 2020 before recovering moderately in the second quarter, adversely impacted operating margins and overall operating results at AMR in the period. In the second quarter and first six months of fiscal 2020, ferrous metal spreads at AMR and average net selling prices for AMR’s nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, each declined by approximately 15%, compared to the same periods in the prior year. Additionally, in the first six months of fiscal 2020, the lower price environment adversely impacted the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes compared to the prior year period. The adverse effects of the market conditions on AMR’s operating results in the second quarter and first six months of fiscal 2020 were partially offset by positive contributions from increased sales revenues from higher-priced PGM products compared to the prior year periods and benefits from productivity and restructuring initiatives implemented subsequent to the prior year periods. Operating results at AMR in the second quarter and the first six months of fiscal 2019 included $6 million and $15 million, respectively, in positive contributions from a

SCHNITZER STEEL INDUSTRIES, INC.

limited-duration contract, which was substantially complete at the end of fiscal 2019, and which had provided a high margin source of supply. AMR selling, general and administrative (“SG&A”) expense in the second quarter and first six months of fiscal 2020 increased by 15% and 5%, respectively, compared to the same periods in the prior year primarily due to increased employee-related expenses, including from higher incentive compensation accruals.

Cascade Steel and Scrap (CSS)

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
($ in thousands, except for price)	2020	2019	%	2020	2019	%
Steel revenues(1)	$85,539	$74,025	16%	$162,864	$175,362	(7)%
Recycling revenues(2)	18,620	16,373	14%	35,561	45,422	(22)%
Total segment revenues	104,159	90,398	15%	198,425	220,784	(10)%
Segment operating income	$3,524	$5,768	(39)%	$7,761	$17,686	(56)%
Finished steel average sales price ($/ST)(3)	$627	$737	(15)%	$635	$743	(15)%
Finished steel sales volume (ST, in thousands)	129	94	37%	242	213	14%
Rolling mill utilization(4)	72%	76%	(5)%	79%	81%	(2)%

ST = Short Ton, which is equivalent to 2,000 pounds

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.
(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

CSS Segment Revenues

Revenues in the second quarter of fiscal 2020 increased by $14 million, or 15%, compared to the prior year period primarily reflecting significantly higher finished steel sales volumes, partially offset by lower average net selling prices for our finished steel products. Revenues in the first six months of fiscal 2020 decreased by $22 million, or 10%, compared to the prior year period primarily due to lower average net selling prices for our finished steel products and decreased sales of ferrous recycled scrap metal, partially offset by higher finished steel sales volumes. In the first half of fiscal 2019, CSS’s finished steel sales volumes were adversely affected by the impact of construction delays in the West Coast markets due to unusually severe winter weather in California and the Pacific Northwest at the time.

CSS Segment Operating Income

Operating income in the second quarter and first six months of fiscal 2020 was $4 million and $8 million, respectively, compared to $6 million and $18 million, respectively, in the prior year periods, with the decreases primarily reflecting the impact of the declining price environment for finished steel during the first half of fiscal 2020. The declining prices led to a compression of finished steel margins in the first half of fiscal 2020, as decreases in selling prices outpaced the reduction in raw material purchase prices and other input costs. Finished steel average net selling prices in the second quarter and first six months of fiscal 2020 declined 15% compared to the prior year periods, the adverse effects of which were partially offset by higher finished steel sales volumes and benefits from productivity and restructuring initiatives compared to the prior year periods. The higher average net selling prices for our finished steel products in the prior year periods reflected the impacts of reduced pressure from steel imports and higher steel-making raw material costs at the time.

Corporate Expense

Corporate SG&A expense for the second quarter of fiscal 2020 increased by $2 million, or 29%, compared to the prior year quarter primarily due to higher employee-related expenses, including from higher incentive compensation accruals, and higher professional services fees. Corporate SG&A expense for the first six months of fiscal 2020 was materially consistent with the prior year period.

Productivity Initiatives and Restructuring Charges

In order to mitigate the weaker price environment in the ferrous and nonferrous markets, in fiscal 2019 we implemented productivity initiatives aimed at delivering $35 million in annual benefits primarily through a combination of production cost efficiencies and reductions in SG&A expense. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. For fiscal 2019, we achieved approximately $30 million in benefits as a result of these initiatives, with the full amount

SCHNITZER STEEL INDUSTRIES, INC.

expected to be achieved in fiscal 2020. Our fiscal 2020 performance to date reflects achievement of the full quarterly run rate of these initiatives. In addition, in fiscal 2020 we also initiated and have substantially implemented productivity initiatives aimed at further reducing our annual operating expenses at Corporate, AMR and CSS, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We are targeting $15 million in realized benefits in fiscal 2020 from these additional initiatives, and we achieved approximately $4 million and $6 million in the second quarter and first six months of fiscal 2020, respectively.

We expect to incur aggregate estimated restructuring charges and other exit-related costs of approximately $7 million in connection with these initiatives, the substantial majority of which are expected to be recognized in fiscal 2020 and will require the Company to make cash payments. The estimated charges consist primarily of professional services costs of $4 million, employee termination benefits of $2 million, and a loss associated with a lease contract termination of $1 million. In the second quarter of fiscal 2020, we incurred restructuring charges and other exit-related costs of $5 million related to these initiatives.

Income Tax

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2020 was an expense of 28.2% and a benefit of 26.8%, respectively, compared to an expense of 22.3% and 20.9%, respectively, for the comparable prior year periods. The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the impact of non-deductible officers’ compensation and other expenses, as well as the aggregate impact of state taxes, on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $10 million and $12 million as of February 29, 2020 and August 31, 2019, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 29, 2020, debt was $142 million compared to $105 million as of August 31, 2019, and debt, net of cash, was $132 million as of February 29, 2020 compared to $93 million as of August 31, 2019 (refer to Non-GAAP Financial Measures at the end of this Item 2).

Operating Activities

Net cash provided by operating activities in the first six months of fiscal 2020 was $17 million, compared to $23 million in the first six months of fiscal 2019.

Sources of cash in the first six months of fiscal 2020 included a $9 million decrease in inventories due to lower raw material purchase prices and the timing of purchases and sales. Uses of cash in the first six months of fiscal 2020 included a $18 million increase in accounts receivable primarily due to the timing of sales and collections, a $8 million decrease in accounts payable primarily due to lower raw material purchase prices and the timing of payments, and a $7 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation previously accrued for under our fiscal 2019 plans.

Sources of cash other than from earnings in the first six months of fiscal 2019 included a $16 million decrease in inventories due to lower raw material purchase prices, lower volumes on hand and the timing of purchases and sales. Uses of cash in the first six months of fiscal 2019 included a $26 million decrease in accrued payroll and related liabilities primarily due to incentive compensation payments in the first quarter of fiscal 2019, and a $24 million decrease in accounts payable primarily due to timing of payments.

Investing Activities

Net cash used in investing activities was $36 million in the first six months of fiscal 2020, compared to $41 million in the first six months of fiscal 2019.

Cash used in investing activities in the first six months of fiscal 2020 included capital expenditures of $37 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $41 million in the prior year period.

SCHNITZER STEEL INDUSTRIES, INC.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2020 was $17 million, compared to $26 million in the first six months of fiscal 2019.

Cash flows from financing activities in the first six months of fiscal 2020 included $36 million in net borrowings of debt, compared to $55 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2020 and 2019 included $11 million for the payment of dividends. Cash used in financing activities in the first six months of fiscal 2020 and 2019 also included $1 million and $10 million, respectively, for share repurchases.

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

We had borrowings outstanding under our credit facilities of $133 million as of February 29, 2020 and $97 million as of August 31, 2019. The weighted average interest rate on amounts outstanding under our credit facilities was 3.31% and 3.78% as of February 29, 2020 and August 31, 2019, respectively.

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

As of February 29, 2020, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 2.90 to 1.00 as of February 29, 2020. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.18 to 1.00 as of February 29, 2020.

Our obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.

While we currently expect to remain in compliance with the financial covenants under the credit agreement, we may not be able to do so in the event market conditions or other negative factors have a significant adverse impact on our results of operations and financial position. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. We cannot assure that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Capital Expenditures

Capital expenditures totaled $37 million for the first six months of fiscal 2020, compared to $41 million for the prior year period. We currently plan to invest up to $90 million in capital expenditures in fiscal 2020, including $50 million for investments in growth, including advanced metals recovery technology and to support volume initiatives and other growth projects, using cash generated from

SCHNITZER STEEL INDUSTRIES, INC.

operations and available credit facilities. The progression of and global response to the COVID-19 outbreak has begun to cause and increases the risk of further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies, resulting in deferral of capital expenditures. Given the rapid and evolving nature of the COVID-19 matter, the extent of such deferrals is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested $5 million in capital expenditures for environmental projects in the first six months of fiscal 2020, and currently plan to invest up to $10 million for such projects in fiscal 2020. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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

Dividends

On January 30, 2020, our Board of Directors declared a dividend for the second quarter of fiscal 2020 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend totaling $5 million was paid on February 24, 2020.

Share Repurchase Program

Pursuant to our amended share repurchase program, as of February 29, 2020, we had existing authorization remaining under the program to repurchase up to approximately 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. In the second quarter of fiscal 2020, we repurchased 53 thousand shares of our Class A common stock in open-market transactions for a total of $0.9 million.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 29, 2020, we had $10 million outstanding under these arrangements.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2019, except as follow:

Goodwill

We evaluate goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first half of fiscal 2020 requiring an interim goodwill impairment test. A lack of recovery or further deterioration in market conditions related to the general economy and the metals recycling industry, a sustained trend of weaker than anticipated financial performance, a lack of recovery or further decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations. See “Subsequent Event” in Note 1 – Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for discussion of the impact of COVID-19 on our estimates and assumptions relating to goodwill as of February 29, 2020.

Leases

Refer to “Accounting Changes” within Note 1 – Summary of Significant Accounting Policies and Note 3 - Leases in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for disclosures relating to our adoption of the new lease accounting standard in the first quarter of fiscal 2020.

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

The following is a reconciliation of debt, net of cash (in thousands):

	February 29, 2020	August 31, 2019
Short-term borrowings	$1,411	$1,321
Long-term debt, net of current maturities	140,521	103,775
Total debt	141,932	105,096
Less cash and cash equivalents	10,326	12,377
Total debt, net of cash	$131,606	$92,719

SCHNITZER STEEL INDUSTRIES, INC.

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended
	February 29,	February 28,
	2020	2019
Borrowings from long-term debt	$244,382	$245,770
Repayments of long-term debt	(208,614)	(190,892)
Net borrowings (repayments) of debt	$35,768	$54,878

Adjusted consolidated operating income (loss), adjusted AMR operating income, adjusted Corporate expense, adjusted net income (loss) from continuing operations attributable to SSI shareholders, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders.

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for charges for legacy environmental matters, net of recoveries, asset impairment charges, restructuring charges and other exit-related activities, business development costs, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income (loss), adjusted AMR operating income and adjusted Corporate expense (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Consolidated operating income (loss):
As reported	$7,691	$19,036	$(219)	$41,725
Charges for legacy environmental matters, net(1)	451	697	1,744	1,168
Restructuring charges and other exit-related activities	4,633	536	5,100	738
Business development costs	801	—	801	—
Asset impairment charges	402	—	2,094	63
Adjusted	$13,978	$20,269	$9,520	$43,694

AMR operating income:
As reported	$19,304	$21,741	$16,872	$44,758
Asset impairment charges	384	—	1,964	63
Adjusted	$19,688	$21,741	$18,836	$44,821

Corporate expense:
As reported	$10,468	$8,095	$19,890	$20,300
Charges for legacy environmental matters, net(1)	(451)	(697)	(1,744)	(1,168)
Business development costs	(801)	—	(801)	—
Asset impairment charges	(18)	—	(130)	—
Adjusted	$9,198	$7,398	$17,215	$19,132

(1)

Legal and environmental charges for legacy environmental matters, net of recoveries. The prior year period has been recast for comparability. Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 5 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted net income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net income (loss) from continuing operations attributable to SSI shareholders:
As reported	$3,882	$13,030	$(3,141)	$29,290
Charges for legacy environmental matters, net(1)	451	697	1,744	1,168
Restructuring charges and other exit-related activities	4,633	536	5,100	738
Business development costs	801	—	801	—
Asset impairment charges	402	—	2,094	63
Income tax benefit allocated to adjustments(2)	(1,464)	(259)	(2,615)	(443)
Adjusted	$8,705	$14,004	$3,983	$30,816

Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
As reported	$0.14	$0.46	$(0.11)	$1.04
Charges for legacy environmental matters, net, per share(1)	0.02	0.02	0.06	0.04
Restructuring charges and other exit-related activities, per share	0.16	0.02	0.18	0.03
Business development costs, per share	0.03	—	0.03	—
Asset impairment charges, per share	0.01	—	0.08	—
Income tax benefit allocated to adjustments, per share(2)	(0.05)	(0.01)	(0.09)	(0.02)
Adjusted(3)	$0.31	$0.50	$0.14	$1.09

(1)

Legal and environmental charges for legacy environmental matters, net of recoveries. The prior year period has been recast for comparability. Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 5 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

(2)

Income tax allocated to the aggregate adjustments reconciling reported and adjusted net income (loss) from continuing operations attributable to SSI shareholders and diluted earnings (loss) per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.

(3)	May not foot due to rounding.

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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of February 29, 2020.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2019.

Credit Risk

As of February 29, 2020 and August 31, 2019, 43% and 32%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 99% and 96% was less than 60 days past due as of February 29, 2020 and August 31, 2019, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of February 29, 2020 and August 31, 2019, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 29, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019; in Part II, “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019; and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

In July 2019, the Company received a Notice of Violation (NOV) from the Bay Area Air Quality Management District (BAAQMD) with respect to alleged violations of a BAAQMD rule identified through testing conducted following the installation of additional emission controls at one of our facilities in Oakland, California. Prior testing and all previously known industry data had indicated the facility was in compliance with this BAAQMD rule. Upon receipt of the emerging testing data, the Company responded appropriately by submitting applications to the BAAQMD for a Title V Major Source air permit in October 2018 and to install additional emission control equipment in July 2019. These pro-active actions and permitting efforts were expected to preclude enforcement associated with the new emissions information. However, during the course of its review of the permit applications, BAAQMD determined that formal resolution of the NOV is warranted because current emissions exceed thresholds set in the BAAQMD rule. BAAQMD therefore requested that the Company enter into a Compliance and Settlement Agreement (CSA) pending installation of the additional emissions controls. The Company submitted a proposed CSA to BAAQMD in October 2019 that provided for the relinquishment of emission reduction credits that will be obtained through installation of the additional emission controls in lieu of paying excess emission fees. BAAQMD responded with a revised CSA in January 2020 which would require the Company to purchase emission reduction credits as part of the settlement and pay a civil penalty. The Company disagrees with BAAQMD’s position regarding the necessity for both the purchase of emission reduction credits and payment of a civil penalty and continues to believe that relinquishment of future emission reduction credits to address emission exceedances is appropriate. Based on the discussions to date, we do not believe the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

In addition, based on its evaluation of data requested during a June 2019 inspection, EPA issued a NOV in January 2020 alleging the same BAAQMD rule violation discussed above and also alleging violations of Title V Major Source permitting requirements. The Company maintains that our timely filing of a Title V Major Source permit application as noted above constitutes compliance with Title V Major Source rules and that EPA’s Title V non-compliance allegations are erroneous. The Company has conveyed that position to EPA and has provided EPA with documentation requested by EPA confirming our position. The Company also has requested that the alleged BAAQMD rule violation be addressed solely through the CSA with BAAQMD and that federal “overfiling” is unnecessary and inappropriate in the circumstances. Based on the discussions to date, we do not believe the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2019, except as follows:

A pandemic, epidemic or other public health emergency, such as the recent outbreak of coronavirus disease 2019 (COVID-19), could have a material adverse effect on our business, results of operations, financial condition and cash flows

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19) which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our footprint. Notwithstanding our continued operations, COVID-19 has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is

SCHNITZER STEEL INDUSTRIES, INC.

adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, disrupting scrap metal inflows to our recycling facilities, limiting our ability to process scrap metal through our shredders, inhibiting the manufacture of steel products at our steel mill, reducing retail admissions and parts sales at our auto parts stores, and delaying or preventing deliveries to our customers, among others.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing or able to fulfill their contractual obligations or open letters of credit. We may also experience delays in obtaining letters of credit or processing letter of credit payments due to the impacts of COVID-19 on foreign issuing and U.S. intermediary banks. Furthermore, the progression of and global response to the COVID-19 outbreak has begun to cause and increases the risk of further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they may impact or delay the timing of anticipated benefits on capital projects.

Our bank credit agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of COVID-19 may negatively impact our ability to comply with these covenants, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on financial markets at such time.

Since the end of our second quarter on February 29, 2020, we have begun to see the impacts of COVID-19 on our markets and operations including significant decreases in both export and domestic prices for ferrous and nonferrous metal, softening demand, supply chain disruptions, reduced availability of containers, and other logistics constraints. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

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

SCHNITZER STEEL INDUSTRIES, INC.

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

In December 2017, we and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. We estimated that our share of the costs of performing such work would be approximately $2 million, which we recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in fiscal 2018. We believe that such costs will be fully covered by existing insurance coverage and, thus, also recorded an insurance receivable for $2 million in fiscal 2018, resulting in no net impact to our consolidated results of operations. Our loss contingencies as of February 29, 2020 and August 31, 2019 include $1 million for our estimated share of the costs of the investigation, including pre-remedial design investigative activities.

The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the

SCHNITZER STEEL INDUSTRIES, INC.

basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. EPA has reviewed the report, finding with a few limited corrections that the data is of suitable quality and generally acceptable and stating that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, EPA did not agree that the data or the analysis support the conclusions presented in the report. We and other PRPs disagree with EPA’s position on use of the more recent data and sought to work with EPA to address the technical disagreements on the use of the current data and to make limited, but critical, changes to the selected remedy for the Site. On March 2, 2020, EPA sent a letter to the PRPs that had performed the pre-remedial design work stating that a change to the remedy was not warranted at this time and that remedial design should not be further delayed. On March 9, 2020, we and certain other PRPs submitted a formal petition to the EPA for modifications to the selected remedy at the Site. The petition sets forth the justifications for the requested modifications based on the new data, refutes the latest EPA rationale for its refusal to make changes to the remedy now, and details why the EPA decision process is vulnerable to challenge and why the selected remedy is arbitrary and capricious. EPA has acknowledged receipt of the petition, stating that it is reviewing the letter and the attached information for consideration as late comments to the ROD and will respond to the request once it has concluded its review.

EPA has stated that it wants PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and has proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since executed consent agreements for remedial design work covering a little more than half of the remedial action areas at the Site. On March 2, 2020, EPA also sent separate letters to us and certain other PRPs providing notice that we and these other PRPs had three weeks, until March 23, 2020, within which to enter into consent agreements to perform remedial design or if we do not meet that deadline, EPA plans to commence issuing unilateral administrative orders (UAOs) as appropriate. The EPA letter also noted that after issuance of a UAO, a party who has agreed to perform the work under the UAO and is in compliance with the UAO may request to enter into negotiations with EPA to convert the UAO into a consent agreement. On March 23, 2020, we requested a 30-day extension of the EPA deadline due to the intervening COVID-19 crisis in order to provide sufficient time for EPA and us to conclude good faith negotiations. EPA denied the extension request and issued a UAO on March 26, 2020 to us and MMGL, LLC, an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Under the UAO, we may request a conference to discuss the UAO or may provide notice that we intend to submit written comments or a statement of position in lieu of requesting a conference. The UAO is not effective until 10 days after the UAO was signed by EPA or 10 days after the date of the conference or date of submission of written materials. We are required to notify EPA of our intent to comply with the UAO on or before the effective date. We have not determined whether we will comply with the UAO or request to enter into negotiations with EPA to convert the UAO into a consent agreement or whether we have sufficient cause to refuse to comply with the UAO. Failure to comply with a UAO, without sufficient cause, could subject us to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at $4 million. Because we have not determined our response to the UAO and because of the lack of a detailed work plan for the remedial design work, the uncertainty with respect to the division of costs between the respondents to the UAO, and the missing allocation of contributions for and funding of the remedial design work from other PRPs, it is not possible at this time to estimate our share of the costs associated with this remedial design work. We have insurance policies that we believe will provide reimbursement for costs we incurs for remedial design, but not for any penalties.

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

SCHNITZER STEEL INDUSTRIES, INC.

in our debt agreements. See “Contingencies – Environmental” in Note 5 – Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program, as amended in 2001, 2006 and 2008, our Board of Directors has authorized the repurchase of 9 million shares of our Class A common stock when management deems such repurchases to be appropriate. As of February 29, 2020, we had existing authorization remaining under the program to repurchase up to approximately 706 thousand shares. We repurchased 53 thousand shares of our Class A common stock under the program in open-market transactions during the second quarter of fiscal 2020.

The table below presents a summary of our share repurchases during the quarter ended February 29, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
December 1 - December 31, 2019	—	$—	—	758,940
January 1 - January 30, 2020	52,942	$17.26	52,942	705,998
February 1 - February 29, 2020	—	$—	—	705,998
Total second quarter 2020	52,942		52,942

The share repurchase program does not require us to acquire any specific number of shares. The program does not have a stated expiration date, and we may suspend, extend or terminate the program at any time without prior notice. The program may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs

ITEM 5. OTHER INFORMATION

As previously disclosed, on August 24, 2018, the Company and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to its Third Amended and Restated Credit Agreement, dated as of April 6, 2016, by and among the Company, as the US Borrower, Schnitzer Steel Canada Ltd., as a Canadian borrower, Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Existing Credit Agreement”). The Existing Credit Agreement, as amended pursuant to the First Amendment, is referred to herein as the “Amended Credit Agreement”. The Amended Credit Agreement provides for $700 million and C$15 million in senior secured revolving credit facilities maturing in August 2023 (the “Facilities”). The material terms of the Amended Credit Agreement are described in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 28, 2018. Such description is incorporated by reference herein. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt in Part I, Item 2 of this report.

On March 27, 2020, the Company provided notice to the lenders to borrow an incremental $250 million under the Facilities, bringing the total outstanding borrowings to $420 million as of April 1, 2020. With the additional borrowing, the Company had approximately $300 million of cash and cash equivalents on its balance sheet as of April 1, 2020. The Company increased its borrowings under the Facilities in order to increase its cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 outbreak.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Summary Sheet of 2020 Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 2, 2020	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	April 2, 2020	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer