Form 10-Q
period 2020-05-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2020-07-01
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2020

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

The registrant had 26,899,467 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 29, 2020.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding trends, cyclicality and changes in the markets we sell into; the Company’s outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; strategic direction or goals; targets; changes to manufacturing and production processes; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the coronavirus disease 2019 (COVID-19) pandemic; the realization of deferred tax assets; planned capital expenditures; liquidity positions; our ability to generate cash from continuing operations; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the coronavirus disease 2019 (COVID-19) pandemic; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; inability to realize or delays in realizing expected benefits from investments in technology; inability to renew facility leases; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; the impact of consolidation in the steel industry; freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits; compliance with climate change and greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	May 31, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$307,655	$12,377
Accounts receivable, net of allowance for doubtful accounts of $1,594 and $1,569	134,538	145,617
Inventories	161,543	187,320
Refundable income taxes	17,305	5,867
Prepaid expenses and other current assets	32,186	115,107
Total current assets	653,227	466,288
Property, plant and equipment, net of accumulated depreciation of $800,623 and $766,033	459,312	456,400
Operating lease right-of-use assets	127,418	—
Investments in joint ventures	9,905	10,276
Goodwill	168,595	169,237
Intangibles, net of accumulated amortization of $3,339 and $3,116	4,129	4,482
Deferred income taxes	26,690	28,850
Other assets	24,820	25,213
Total assets	$1,474,096	$1,160,746
Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,401	$1,321
Accounts payable	68,480	110,297
Accrued payroll and related liabilities	26,562	27,547
Environmental liabilities	6,009	6,030
Operating lease liabilities	18,683	—
Other accrued liabilities	44,133	123,035
Total current liabilities	165,268	268,230
Deferred income taxes	32,666	25,466
Long-term debt, net of current maturities	426,791	103,775
Environmental liabilities, net of current portion	48,001	45,769
Operating lease liabilities, net of current maturities	111,963	—
Other long-term liabilities	15,060	16,210
Total liabilities	799,749	459,450
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,899 and 26,464 shares issued and outstanding	26,899	26,464
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	33,264	33,700
Retained earnings	651,162	675,363
Accumulated other comprehensive loss	(40,899)	(38,763)
Total SSI shareholders’ equity	670,626	696,964
Noncontrolling interests	3,721	4,332
Total equity	674,347	701,296
Total liabilities and equity	$1,474,096	$1,160,746

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Revenues	$402,683	$547,396	$1,247,749	$1,584,981
Operating expense:
Cost of goods sold	356,217	474,598	1,101,497	1,379,418
Selling, general and administrative	45,544	48,575	138,744	139,483
(Income) from joint ventures	(309)	(311)	(698)	(980)
Asset impairment charges	2,227	—	4,321	63
Restructuring charges and other exit-related activities	2,710	75	7,810	813
Operating (loss) income	(3,706)	24,459	(3,925)	66,184
Interest expense	(2,656)	(2,294)	(5,399)	(6,267)
Other (expense) income, net	(90)	29	18	373
(Loss) income from continuing operations before income taxes	(6,452)	22,194	(9,306)	60,290
Income tax benefit (expense)	1,804	(5,762)	2,568	(13,733)
(Loss) income from continuing operations	(4,648)	16,432	(6,738)	46,557
(Loss) income from discontinued operations, net of tax	(69)	8	(40)	(202)
Net (loss) income	(4,717)	16,440	(6,778)	46,355
Net income attributable to noncontrolling interests	(278)	(750)	(1,329)	(1,585)
Net (loss) income attributable to SSI shareholders	$(4,995)	$15,690	$(8,107)	$44,770

Net (loss) income per share attributable to SSI shareholders:
Basic:
(Loss) income per share from continuing operations	$(0.18)	$0.57	$(0.29)	$1.63
Net (loss) income per share	$(0.18)	$0.57	$(0.29)	$1.63
Diluted:
(Loss) income per share from continuing operations	$(0.18)	$0.56	$(0.29)	$1.60
Net (loss) income per share	$(0.18)	$0.56	$(0.29)	$1.59
Weighted average number of common shares:
Basic	27,724	27,510	27,653	27,548
Diluted	27,724	28,074	27,653	28,184

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net (loss) income	$(4,717)	$16,440	$(6,778)	$46,355
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,904)	(1,838)	(2,323)	(2,570)
Pension obligations, net	45	142	187	384
Total other comprehensive loss, net of tax	(1,859)	(1,696)	(2,136)	(2,186)
Comprehensive (loss) income	(6,576)	14,744	(8,914)	44,169
Less comprehensive income attributable to noncontrolling interests	(278)	(750)	(1,329)	(1,585)
Comprehensive (loss) income attributable to SSI shareholders	$(6,854)	$13,994	$(10,243)	$42,584

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Three Months Ended May 31, 2019	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of March 1, 2019	26,575	$26,575	200	$200	$29,135	$658,424	$(37,727)	$676,607	$4,240	$680,847
Net income	—	—	—	—	—	15,690	—	15,690	750	16,440
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,696)	(1,696)	—	(1,696)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(314)	(314)
Issuance of restricted stock	2	2	—	—	(2)	—	—	—	—	—
Restricted stock withheld for taxes	(1)	(1)	—	—	(20)	—	—	(21)	—	(21)
Share-based compensation cost	—	—	—	—	3,629	—	—	3,629	—	3,629
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,181)	—	(5,181)	—	(5,181)
Balance as of May 31, 2019	26,576	$26,576	200	$200	$32,742	$668,933	$(39,423)	$689,028	$4,676	$693,704

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Three Months Ended May 31, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of March 1, 2020	26,899	$26,899	200	$200	$31,174	$661,418	$(39,040)	$680,651	$4,297	$684,948
Net (loss) income	—	—	—	—	—	(4,995)	—	(4,995)	278	(4,717)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,859)	(1,859)	—	(1,859)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(854)	(854)
Share-based compensation cost	—	—	—	—	2,090	—	—	2,090	—	2,090
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,261)	—	(5,261)	—	(5,261)
Balance as of May 31, 2020	26,899	$26,899	200	$200	$33,264	$651,162	$(40,899)	$670,626	$3,721	$674,347

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Nine Months Ended May 31, 2019	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of September 1, 2018	26,502	$26,502	200	$200	$36,929	$639,684	$(37,237)	$666,078	$4,032	$670,110
Net income	—	—	—	—	—	44,770	—	44,770	1,585	46,355
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,186)	(2,186)	—	(2,186)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(941)	(941)
Share repurchases	(413)	(413)	—	—	(9,674)	—	—	(10,087)	—	(10,087)
Issuance of restricted stock	765	765	—	—	(765)	—	—	—	—	—
Restricted stock withheld for taxes	(278)	(278)	—	—	(7,185)	—	—	(7,463)	—	(7,463)
Share-based compensation cost	—	—	—	—	13,437	—	—	13,437	—	13,437
Dividends ($0.5625 per common share)	—	—	—	—	—	(15,521)	—	(15,521)	—	(15,521)
Balance as of May 31, 2019	26,576	$26,576	200	$200	$32,742	$668,933	$(39,423)	$689,028	$4,676	$693,704

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Nine Months Ended May 31, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of August 31, 2019	26,464	$26,464	200	$200	$33,700	$675,363	$(38,763)	$696,964	$4,332	$701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(8,107)	—	(8,107)	1,329	(6,778)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,136)	(2,136)	—	(2,136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,940)	(1,940)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Share-based compensation cost	—	—	—	—	6,758	—	—	6,758	—	6,758
Dividends ($0.5625 per common share)	—	—	—	—	—	(15,631)	—	(15,631)	—	(15,631)
Balance as of May 31, 2020	26,899	$26,899	200	$200	$33,264	$651,162	$(40,899)	$670,626	$3,721	$674,347

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Nine Months Ended May 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,778)	$46,355
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Asset impairment charges	4,321	63
Exit-related asset impairments	971	23
Depreciation and amortization	43,215	39,644
Inventory write-downs	—	775
Deferred income taxes	8,570	9,402
Undistributed equity in earnings of joint ventures	(698)	(980)
Share-based compensation expense	6,710	13,437
(Gain) loss on the disposal of assets, net	(19)	252
Unrealized foreign exchange (gain) loss, net	(24)	86
Bad debt expense, net	53	63
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,914	(9,779)
Inventories	32,754	14,832
Income taxes	(11,428)	689
Prepaid expenses and other current assets	(1,209)	(3,258)
Other long-term assets	563	735
Operating lease assets and liabilities	23	—
Accounts payable	(32,489)	(19,482)
Accrued payroll and related liabilities	(1,257)	(25,315)
Other accrued liabilities	5,064	(3,811)
Environmental liabilities	2,314	(2,637)
Other long-term liabilities	266	(4)
Distributed equity in earnings of joint ventures	1,000	1,942
Net cash provided by operating activities	55,836	63,032
Cash flows from investing activities:
Capital expenditures	(59,287)	(61,000)
Acquisition	—	(1,553)
Joint venture receipts, net	—	641
Proceeds from sale of assets	739	1,641
Deposit on land option	630	1,260
Net cash used in investing activities	(57,918)	(59,011)
Cash flows from financing activities:
Borrowings from long-term debt	685,527	316,676
Repayment of long-term debt	(363,470)	(282,932)
Payment of debt issuance costs	—	(102)
Repurchase of Class A common stock	(914)	(10,087)
Taxes paid related to net share settlement of share-based payment awards	(5,845)	(7,463)
Distributions to noncontrolling interests	(1,940)	(941)
Dividends paid	(15,803)	(15,600)
Net cash provided by (used in) financing activities	297,555	(449)
Effect of exchange rate changes on cash	(195)	(176)
Net increase in cash and cash equivalents	295,278	3,396
Cash and cash equivalents as of beginning of period	12,377	4,723
Cash and cash equivalents as of end of period	$307,655	$8,119

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Nine Months Ended May 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,008	$4,831
Income taxes paid, net	$241	$3,436
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$7,863	$9,839

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019. The results for the three and nine months ended May 31, 2020 and 2019 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. The Company’s cash equivalents consist entirely of bank money market funds. Cash and cash equivalents totaled $308 million and $12 million as of May 31, 2020 and August 31, 2019, respectively, with the increase primarily reflecting cash generated from borrowings under the Company’s credit facilities in the third quarter of fiscal 2020. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of less than $1 million and $27 million as of May 31, 2020 and August 31, 2019, respectively. The decrease in book overdrafts primarily reflects the significant increase in funds on deposit at certain financial institutions.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, net

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company extends credit to customers under contracts containing customary and explicit payment terms, and payment is generally required within 30 to 60 days of shipment. Nonferrous export sales typically require a deposit prior to shipment. Historically, almost all of the Company’s ferrous export sales have been made with letters of credit. Ferrous metal sales, nonferrous metal sales and finished steel sales to domestic customers are generally made on open account, and a near majority of these sales are covered by credit insurance.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $7 million and $12 million for the nine months ended May 31, 2020 and 2019, respectively.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $26 million and $23 million as of May 31, 2020 and August 31, 2019, respectively, and consisted primarily of deposits on capital projects, prepaid insurance, prepaid services and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses, consist primarily of receivables from insurers, spare parts, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. Receivables from insurers totaled $5 million and $89 million as of May 31, 2020 and August 31, 2019, respectively, with the decrease in the first nine months of fiscal 2020 resulting primarily from full payment by the Company’s insurers of settlements for lawsuits arising from a 2016 motor vehicle collision. See “Contingencies – Other” in Note 5 – Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is presented as part of the AMR reportable segment and reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of May 31, 2020 and August 31, 2019. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since its acquisition.

Asset Impairment Charges

During the nine months ended May 31, 2020, the Company recognized asset impairment charges of $4 million, which are reported separately in the Unaudited Condensed Consolidated Statements of Operations and relate primarily to abandonment of obsolete machinery and equipment assets, accelerated depreciation due to the shortening of the useful lives of certain metals recovery assets and the closure of an auto parts store in the AMR reportable segment.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250,000 as of May 31, 2020. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $72 million and $49 million of open letters of credit as of May 31, 2020 and August 31, 2019, respectively.

Credit Facilities

On June 30, 2020, Schnitzer Steel Industries, Inc. (the “Company”) and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to its Third Amended and Restated Credit Agreement, dated as of April 6, 2016, as amended by the First Amendment to Third Amended and Restated Credit Agreement dated as of August 24, 2018, by and among the Company, as the US Borrower, Schnitzer Steel Canada Ltd., as a Canadian borrower, Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Existing Credit Agreement”). The Existing Credit Agreement, as amended pursuant to the Second Amendment, is referred to herein as the “Amended Credit Agreement”. The principal changes to the Existing Credit Agreement effected by the Second Amendment are (i) the reduction of the consolidated fixed charge coverage from a minimum ratio of 1.50 to 1.0 to a minimum ratio of 1.20 to 1.0 for the fiscal quarter ending August 31, 2020, and to a minimum ratio of 1.10 to 1.0 for the fiscal quarters ending November 30, 2020, February 28, 2021 and May 31, 2021, and (ii) the introduction of a minimum consolidated asset coverage ratio of 1.00 to 1.0 for each of the fiscal quarters ending August 31, 2020 through May 31, 2021.

The Second Amendment revised the applicable interest rates under the facility which are based, at the Company’s option, on either (i) LIBOR (or the Canadian equivalent for C$ loans) plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio, or (ii) the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio.

The Second Amendment further provides for (i) revisions to the definition of LIBOR to include a 0.50% floor and (ii) mechanics by which the parties may replace the benchmark interest rate used in the agreement from LIBOR to one or more rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York.

Unchanged by the Second Amendment, the Amended Credit Agreement provides for $700 million and C$15 million in senior secured revolving credit facilities maturing in August 2023. As of May 31, 2020 and August 31, 2019, borrowings outstanding under the credit facilities were $420 million and $97 million, respectively.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2020	August 31, 2019
Processed and unprocessed scrap metal	$63,201	$81,313
Semi-finished goods	10,732	8,712
Finished goods	45,351	53,796
Supplies	42,259	43,499
Inventories	$161,543	$187,320

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended May 31, 2020, the Company’s total lease cost was $7 million, consisting primarily of operating lease expense of $6 million and short-term lease expense of $1 million. For the nine months ended May 31, 2020, the Company’s total lease cost was $21 million, consisting primarily of operating lease expense of $17 million and short-term lease expense of $3 million. The other components of the Company’s total lease cost for the periods presented, including finance lease amortization and interest expense, variable lease expense and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for the three and nine months ended May 31, 2020 is presented within cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations.

Finance lease-related assets and liabilities consisted of the following (in thousands):

	Balance Sheet Classification	May 31, 2020
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$6,491
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$1,356
Finance lease liabilities - non-current	Long-term debt, net of current maturities	6,413
Total finance lease liabilities		$7,769

(1)	Presented net of accumulated amortization of $1 million as of May 31, 2020.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of May 31, 2020 were as follows:

	May 31, 2020
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	9.8	3.41%
Finance leases	6.3	8.39%

Maturities of lease liabilities by fiscal year as of May 31, 2020 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2020 (for the remainder of fiscal 2020)	$514	$6,054
2021	1,801	21,992
2022	1,732	21,225
2023	1,663	20,746
2024	1,415	16,692
Thereafter	2,448	69,872
Total lease payments	$9,573	$156,581
Less amounts representing interest	(1,804)	(25,935)
Total lease liabilities	$7,769	$130,646
Less current maturities	(1,356)	(18,683)
Lease liabilities, net of current maturities	$6,413	$111,963

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

Nine Months Ended May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,715
Operating cash flows for finance leases	$489
Financing cash flows for finance leases	$1,003
Lease liabilities arising from obtaining right-of-use assets(1):
Operating leases	$17,267
Finance leases	$1,104

(1)	Amounts include new leases and adjustments to lease balances as a result of remeasurement.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Goodwill

As of May 31, 2020 and August 31, 2019, all but $1 million of the Company’s goodwill was carried by a single reporting unit within AMR. The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first nine months of fiscal 2020 requiring an interim goodwill impairment test. A lack of recovery or further deterioration in market conditions related to the general economy and the metals recycling industry, a sustained trend of weaker than anticipated Company financial performance, a decline in the Company’s share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, any of which could be caused or exacerbated in the future by the effects of COVID-19, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

The gross change in the carrying amount of goodwill for the nine months ended May 31, 2020 was as follows (in thousands):

Goodwill
August 31, 2019	$169,237
Foreign currency translation adjustment	(642)
May 31, 2020	$168,595

Accumulated goodwill impairment charges were $471 million as of May 31, 2020 and August 31, 2019.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2020 were as follows (in thousands):

Balance as of September 1, 2019	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2020	Short-Term	Long-Term
$51,799	$5,462	$(3,251)	$54,010	$6,009	$48,001

Recycling Operations

As of May 31, 2020 and August 31, 2019, the Company’s recycling operations had environmental liabilities of $54 million and $52 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.

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

In December 2017, the Company and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two year period. The Company estimated that its share of the costs of performing such work would be approximately $2 million, which it accrued in fiscal 2018. Such costs were fully covered by existing insurance coverage and, thus, the Company also recorded an insurance receivable for $2 million in fiscal 2018, resulting in no net impact to the Company’s consolidated results of operations.

The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. EPA has reviewed the report, finding with a few limited corrections that the data is of suitable quality and generally acceptable and stating that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, EPA did not agree that the data or the analysis warrant a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. The Company and other PRPs disagree with EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for the Site during the remedial design phase.

EPA has stated that it wants PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and has proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since executed consent agreements for remedial design work covering a little more than half of the remedial action areas at the Site. Because of EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement for remedial design with respect to any of the subareas at the Site. On March 26, 2020, EPA issued a unilateral administrative order (UAO) to the Company and MMGL, LLC, an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Following a conference with the Company to discuss the UAO and written comments submitted by the Company, EPA made limited modifications to the UAO and issued an amendment to the UAO on April 27, 2020 with an effective date of May 4, 2020. As required by the UAO, the Company notified EPA of its intent to comply with the UAO on the effective date while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO, which agreement is not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. The Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general and administrative expense in the Unaudited Condensed Consolidated Financial Statements in the third quarter of fiscal 2020. The Company continues to discuss sharing of the costs of the remedial design work under the UAO with other PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for remedial design, but not for any penalties. An asset relating to recovery of such costs is recognized upon meeting certain accounting requirements, which had not yet been met as of the end of the third quarter of fiscal 2020.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Because the final remedial actions have not yet been designed and there has not been a determination of the amount of natural resource damages or of the allocation among the PRPs of costs of the investigations, remedial action costs or natural resource damages, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which the Company may incur.

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

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of May 31, 2020 and August 31, 2019, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2018, the Company accrued $4 million in expense at Corporate for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of May 31, 2020 and August 31, 2019, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company currently estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company’s loss contingencies as of May 31, 2020 and August 31, 2019 include $7 million and $8 million, respectively, for the estimated costs related to remediation of soil and groundwater conditions, including penalties, in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities, including penalties, in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion of on-going studies and determination of remediation plans and pending further negotiations to settle the related enforcement matter. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans, and it is reasonably possible that it may incur additional liabilities and costs in the future, including for wellhead treatment, which in the case of costs for installation of wellhead treatment, if incurred, could be in the range of $10 million to $13 million.

Steel Manufacturing Operations

The Company’s steel manufacturing operations had no known environmental liabilities as of May 31, 2020 and August 31, 2019.

The steel mill’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to firms that apply treatments that allow for the ultimate disposal of the EAF dust.

The Company’s steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of approximately 950 thousand tons. The Company’s permit was first issued in 1998 and has since been renewed through April 1, 2025.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended May 31, 2020			Three Months Ended May 31, 2019
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - March 1 (Beginning of period)	$(36,108)	$(2,932)	$(39,040)	$(34,861)	$(2,866)	$(37,727)
Other comprehensive loss before reclassifications	(1,904)	—	(1,904)	(1,838)	—	(1,838)
Income tax benefit (expense)	—	—	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	(1,904)	—	(1,904)	(1,838)	—	(1,838)
Amounts reclassified from accumulated other comprehensive loss	—	58	58	—	184	184
Income tax benefit	—	(13)	(13)	—	(42)	(42)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	45	45	—	142	142
Net periodic other comprehensive (loss) income	(1,904)	45	(1,859)	(1,838)	142	(1,696)
Balances - May 31 (End of period)	$(38,012)	$(2,887)	$(40,899)	$(36,699)	$(2,724)	$(39,423)

	Nine Months Ended May 31, 2020			Nine Months Ended May 31, 2019
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(35,689)	$(3,074)	$(38,763)	$(34,129)	$(3,108)	$(37,237)
Other comprehensive (loss) income before reclassifications	(2,323)	(17)	(2,340)	(2,570)	208	(2,362)
Income tax benefit (expense)	—	4	4	—	(46)	(46)
Other comprehensive (loss) income before reclassifications, net of tax	(2,323)	(13)	(2,336)	(2,570)	162	(2,408)
Amounts reclassified from accumulated other comprehensive loss	—	258	258	—	288	288
Income tax benefit	—	(58)	(58)	—	(66)	(66)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	200	200	—	222	222
Net periodic other comprehensive (loss) income	(2,323)	187	(2,136)	(2,570)	384	(2,186)
Balances - May 31 (End of period)	$(38,012)	$(2,887)	$(40,899)	$(36,699)	$(2,724)	$(39,423)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations for all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination for each reportable segment (in thousands):

	Three Months Ended May 31, 2020
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$189,783	$14,115	$(1,926)	$201,972
Nonferrous revenues	78,858	6,966	(318)	85,506
Steel revenues(1)	—	83,414	—	83,414
Retail and other revenues	31,736	55	—	31,791
Total revenues	$300,377	$104,550	$(2,244)	$402,683
Revenues based on sales destination:
Foreign	$188,203	$25,200	$—	$213,403
Domestic	112,174	79,350	(2,244)	189,280
Total revenues	$300,377	$104,550	$(2,244)	$402,683

	Three Months Ended May 31, 2019
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$280,362	$14,208	$(2,697)	$291,873
Nonferrous revenues	112,785	10,376	(329)	122,832
Steel revenues(1)	—	96,626	—	96,626
Retail and other revenues	35,876	221	(32)	36,065
Total revenues	$429,023	$121,431	$(3,058)	$547,396
Revenues based on sales destination:
Foreign	$273,128	$25,242	$—	$298,370
Domestic	155,895	96,189	(3,058)	249,026
Total revenues	$429,023	$121,431	$(3,058)	$547,396

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended May 31, 2020
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$604,720	$34,486	$(5,270)	$633,936
Nonferrous revenues	256,571	22,057	(759)	277,869
Steel revenues(1)	—	246,278	—	246,278
Retail and other revenues	89,512	154	—	89,666
Total revenues	$950,803	$302,975	$(6,029)	$1,247,749
Revenues based on sales destination:
Foreign	$589,110	$67,278	$—	$656,388
Domestic	361,693	235,697	(6,029)	591,361
Total revenues	$950,803	$302,975	$(6,029)	$1,247,749

	Nine Months Ended May 31, 2019
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$836,662	$41,071	$(7,846)	$869,887
Nonferrous revenues	316,450	28,522	(856)	344,116
Steel revenues(1)	—	271,988	—	271,988
Retail and other revenues	98,388	634	(32)	98,990
Total revenues	$1,251,500	$342,215	$(8,734)	$1,584,981
Revenues based on sales destination:
Foreign	$753,696	$69,396	$—	$823,092
Domestic	497,804	272,819	(8,734)	761,889
Total revenues	$1,251,500	$342,215	$(8,734)	$1,584,981

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of May 31, 2020 and August 31, 2019, receivables from contracts with customers, net of an allowance for doubtful accounts, totaled $131 million and $142 million, respectively, representing 97% of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets in each respective period.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $3 million as of each of May 31, 2020 and August 31, 2019. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three and nine months ended May 31, 2020, the Company reclassified less than $1 million and $3 million, respectively, in customer deposits as of August 31, 2019 to revenues as a result of satisfying performance obligations during the respective periods.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Share-Based Compensation

In the first quarter of fiscal 2020, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) granted 337,700 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan (“SIP”).

Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in the first quarter of fiscal 2020, the performance metrics were the Company’s total shareholder return (“TSR”) relative to a designated peer group of 15 companies and the Company’s return on capital employed (“ROCE”). Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of fiscal 2020, under the Company’s Long-Term Incentive Plan, the Compensation Committee granted 470,917 restricted stock units (“RSUs”) to the Company’s key employees and officers under the SIP. The RSUs have a five-year term and vest 20% per year commencing on April 30, 2021. The aggregate fair value of all the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with these RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the award is the longer of two years or the period ending on the date retirement eligibility is achieved.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2020 was a benefit of 28.0% and 27.6%, respectively, compared to an expense of 26.0% and 22.8%, respectively, for the comparable prior year periods.

The Company has historically measured the provision for income taxes for interim reporting periods by applying the projected annual effective tax rate to the quarterly results. Based on the Company’s projection of full-year results, as well as the projected impact of permanent tax differences and other items that are generally not proportional to full-year results, small changes in the projections would lead to significant changes in the projected annual effective tax rate. Therefore, applying the Company’s historical method would not provide a reliable estimate of the provision for income taxes for the fiscal 2020 interim reporting periods presented in this report. Accordingly, the Company measured the year-to-date fiscal 2020 tax benefit based on year-to-date results, referred to as the discrete method, and it measured the third quarter fiscal 2020 tax benefit as the foregoing year-to-date fiscal 2020 tax benefit less the tax benefit recognized previously in the first half of the fiscal year.

Coronavirus Aid, Relief and Economic Security Act (CARES Act)

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. Among other provisions, the CARES Act removes certain limitations on utilization of net operating losses (NOLs) and allows for carrybacks of certain past and future NOLs. The Company expects that it will apply the NOL carryback provisions of the CARES Act to its estimated NOL for fiscal 2020, which resulted in the reclassification of a $11 million NOL deferred income tax asset to refundable income taxes and recognition of a $1 million income tax benefit in the third quarter of fiscal 2020. The Company does not anticipate the other income tax provisions of the CARES Act to have a material impact on its financial statements.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Restructuring Charges and Other Exit-Related Activities

On January 8, 2020, subsequent to the end of the first quarter of fiscal 2020, the Company committed to certain restructuring initiatives aimed at further reducing its annual operating expenses, primarily selling, general and administrative, at Corporate, AMR and CSS, primarily through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. Additionally, in April 2020, the Company announced its intention to modify its internal organizational and reporting structure to a functionally based, integrated model. The Company expects to complete this transition in the first quarter of fiscal 2021. The Company expects to incur aggregate estimated restructuring charges, as defined in ASC 420, Exit or Disposal Cost Obligations, and other exit-related costs of approximately $9 million in connection with these initiatives. The Company expects the substantial majority of the restructuring charges to be recognized by the end of fiscal 2020 and to require the Company to make cash payments. During the first nine months of fiscal 2020, the Company incurred severance costs of $2 million, exit-related costs associated with a lease contract termination of $1 million, and professional services costs related to these initiatives of $5 million.

Note 11 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net (loss) income per share attributable to SSI shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
(Loss) income from continuing operations	$(4,648)	$16,432	$(6,738)	$46,557
Net income attributable to noncontrolling interests	(278)	(750)	(1,329)	(1,585)
(Loss) income from continuing operations attributable to SSI shareholders	(4,926)	15,682	(8,067)	44,972
(Loss) income from discontinued operations, net of tax	(69)	8	(40)	(202)
Net (loss) income attributable to SSI shareholders	$(4,995)	$15,690	$(8,107)	$44,770
Computation of shares:
Weighted average common shares outstanding, basic	27,724	27,510	27,653	27,548
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	—	564	—	636
Weighted average common shares outstanding, diluted	27,724	28,074	27,653	28,184

Common stock equivalent shares of 1,228,857 and 887,760 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share for the three and nine months ended May 31, 2020, respectively, compared to 388,766 and 283,483, respectively, for the comparable prior year periods.

Note 12 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million and $4 million for the three months ended May 31, 2020 and 2019, respectively, and $8 million and $11 million for the nine months ended May 31, 2020 and 2019, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. As of May 31, 2020 and August 31, 2019, the Company had two 50%-owned joint venture interests, one presented as part of AMR operations, and one presented as part of CSS operations. The joint venture within CSS sells recycled scrap metal to other operations within CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventories and is not recognized until the finished products are sold to third parties.

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

The table below illustrates the reconciliation of the Company’s segment operating income to (loss) income from continuing operations before income taxes (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
AMR	$2,503	$29,189	$19,375	$73,947
CSS	6,931	8,116	14,692	25,802
Segment operating income	9,434	37,305	34,067	99,749
Restructuring charges and other exit-related activities	(2,710)	(75)	(7,810)	(813)
Corporate and eliminations	(10,430)	(12,771)	(30,182)	(32,752)
Operating (loss) income	(3,706)	24,459	(3,925)	66,184
Interest expense	(2,656)	(2,294)	(5,399)	(6,267)
Other (expense) income, net	(90)	29	18	373
(Loss) income from continuing operations before income taxes	$(6,452)	$22,194	$(9,306)	$60,290

The following is a summary of the Company’s total assets by reportable segment (in thousands):

	May 31, 2020	August 31, 2019
AMR(1)	$1,687,000	$1,561,267
CSS(1)	783,052	769,930
Total segment assets	2,470,052	2,331,197
Corporate and eliminations(2)	(995,956)	(1,170,451)
Total assets	$1,474,096	$1,160,746

(1)

AMR total assets include $2 million and $3 million for an investment in a joint venture as of May 31, 2020 and August 31, 2019, respectively. CSS total assets include $7 million for an investment in a joint venture as of each of May 31, 2020 and August 31, 2019.

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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and nine months ended May 31, 2020 and 2019. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2019, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

AMR sells ferrous and nonferrous recycled scrap metal in both foreign and domestic markets. AMR acquires, processes and recycles auto bodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 89 auto and metals recycling facilities. Our largest source of auto bodies is our own network of retail auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through its 50 self-service auto parts stores located across the United States and Western Canada. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities to be shredded or sold to third parties where geographically more economical. AMR then processes mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. The manufacturing process includes physical separation of ferrous and nonferrous materials through automated and manual processes into various sub-classifications, each of which has a value and metal content used by our customers for their end products. AMR uses a variety of shredding and separation systems to efficiently process and sort recycled scrap metal.

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

In April 2020, we announced our intention to modify our internal organizational and reporting structure to a functionally based, integrated model. We will consolidate our operations, sales, services and other functional capabilities at an enterprise level. This change in structure is intended to result in a more agile organization and solidify recent productivity improvement and cost reduction initiatives. We expect to complete this transition in the first quarter of fiscal 2021 resulting in a single operating and reportable segment.

SCHNITZER STEEL INDUSTRIES, INC.

For further information regarding our current reportable segments, see Note 13 - Segment Information in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Coronavirus Disease 2019 (COVID-19)

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus and, more recently, phased regulations and guidelines for reopening communities and economies. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. For example, on March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (CARES) Act, a $2 trillion economic relief bill aimed at supporting individuals and businesses affected by the pandemic and economic downturn. See “Income Taxes” within Results of Operations below in this Item 2 for discussion of the impact of the CARES Act on our accounting for income taxes.

SCHNITZER STEEL INDUSTRIES, INC.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further negative impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Due in large part to the impacts of and response to the spread of COVID-19, global economic conditions have declined sharply in recent months, resulting in historic unemployment levels, rapid changes in supply and demand in certain industry sectors, businesses switching to remote work or ceasing operations, and consumers eliminating, restricting or redirecting spending. The economic downturn adversely affected demand for our products and contributed to weaker supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. During the third quarter of fiscal 2020, our operations, margins and results were adversely impacted by lower sales volumes of recycled metals driven by severely constrained supplies of scrap metal including end-of-life vehicles, leading to abnormally low processed volumes at our recycling facilities. We also experienced significant decreases in selling prices for our recycled metal products, softer demand, supply chain disruptions, reduced availability of shipping containers, and other logistics constraints.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, continually changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state or local funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While we expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Executive Overview of Financial Results for the Third Quarter of Fiscal 2020

We generated consolidated revenues of $403 million in the third quarter of fiscal 2020, a decrease of 26% from $547 million of consolidated revenues in the third quarter of fiscal 2019, primarily due to significantly lower average net selling prices for our ferrous, nonferrous and finished steel products, and reduced sales volumes compared to the prior year quarter. These decreases were driven by weaker market conditions for recycled metals and steel products compared to the prior year period resulting primarily from the sharp decline in global economic conditions during the third quarter of fiscal 2020, in large part due to the impacts of the COVID-19 pandemic. Market selling prices for ferrous recycled metal declined sharply by approximately $70 per ton, or approximately 25%, in March 2020, before partially recovering in the latter part of the quarter. Compared to the prior year quarter, ferrous and nonferrous sales volumes at AMR decreased by 17% and 28%, respectively.

Consolidated operating loss was $(4) million in the third quarter of fiscal 2020, compared to operating income of $24 million in the third quarter of fiscal 2019. Adjusted consolidated operating income was $4 million in the third quarter of fiscal 2020, compared to $27 million in the third quarter of fiscal 2019. Adjusted consolidated operating (loss) income for each period excludes the impact of restructuring charges and other exit-related activities, asset impairment charges, charges for legacy environmental matters (net of recoveries), business development costs, and charges related to the settlement of a wage and hour class action lawsuit. See the reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

AMR reported operating income in the third quarter of fiscal 2020 of $3 million, compared to $29 million in the prior year period. The sharply declining price environment during the first half of the third quarter of fiscal 2020 and the constrained supply of scrap metal had a significant adverse impact on operating margins and overall operating results at AMR for the period. In the third quarter of fiscal 2020, ferrous metal spreads at AMR and average net selling prices for its nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, each declined by approximately 10%, compared to the prior year quarter. In the periods of sharply declining commodity prices, average inventory costs did not decrease as quickly as purchase costs for scrap metal, resulting in an adverse effect on cost of goods sold and overall operating results at AMR. In addition, the lower price environment in combination with economic and other restrictions on suppliers relating to COVID-19 severely constricted the supply of scrap metal including end-of-life vehicles, which resulted in significantly lower processed volumes compared to the prior year quarter. The adverse effects of the market conditions on AMR’s operating results in the third quarter of fiscal 2020 were partially offset by benefits from productivity and restructuring initiatives implemented subsequent to the prior year quarter.

CSS reported operating income of $7 million in the third quarter of fiscal 2020, compared to $8 million in the prior year quarter, with the decrease primarily reflecting the impact of the lower price environment compared to the prior year quarter. Finished steel average net selling prices in the third quarter of fiscal 2020 declined $70 per ton, or 10%, compared to the prior year period, the adverse effects of which were partially offset by benefits from productivity initiatives compared to the prior year period.

Consolidated selling, general and administrative (“SG&A”) expense in the third quarter of fiscal 2020 decreased by $3 million, or 6%, compared to the prior year quarter primarily due to decreased legal and professional services costs and lower employee-related expenses, including from lower incentive compensation accruals, partially offset by increased environmental expenses relating primarily to legacy environmental matters. SG&A expense in the prior year quarter included a $2 million charge related to the settlement of a wage and hour class action lawsuit.

Net loss from continuing operations attributable to SSI shareholders in the third quarter of fiscal 2020 was $(5) million, or $(0.18) per diluted share, compared to income of $16 million, or $0.56 per diluted share, in the prior year quarter. Adjusted net income from continuing operations attributable to SSI shareholders in the third quarter of fiscal 2020 was $1 million, or $0.05 per diluted share, compared to $18 million, or $0.65 per diluted share, in the prior year quarter. See the reconciliation of adjusted net (loss) income from continuing operations attributable to SSI shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders in Non-GAAP Financial Measures at the end of this Item 2.

The following items further highlight selected liquidity and capital structure metrics:

•	For the first nine months of fiscal 2020, net cash provided by operating activities of $56 million, compared to $63 million in the prior year comparable period;
•

Cash of $308 million as of May 31, 2020, compared to $12 million as of August 31, 2019; on April 1, 2020, we borrowed an incremental $250 million under our credit facilities in order to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 outbreak;

•	Debt of $428 million as of May 31, 2020, compared to $105 million as of August 31, 2019; and
•

Debt, net of cash, of $121 million as of May 31, 2020, compared to $93 million as of August 31, 2019 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2).

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2020	2019	%	2020	2019	%
Revenues:
Auto and Metals Recycling	$300,377	$429,023	(30)%	$950,803	$1,251,500	(24)%
Cascade Steel and Scrap	104,550	121,431	(14)%	302,975	342,215	(11)%
Intercompany revenue eliminations(1)	(2,244)	(3,058)	(27)%	(6,029)	(8,734)	(31)%
Total revenues	402,683	547,396	(26)%	1,247,749	1,584,981	(21)%
Cost of goods sold:
Auto and Metals Recycling	264,573	367,765	(28)%	830,728	1,082,782	(23)%
Cascade Steel and Scrap	93,942	109,622	(14)%	276,990	305,420	(9)%
Intercompany cost of goods sold eliminations(1)	(2,298)	(2,789)	(18)%	(6,221)	(8,784)	(29)%
Total cost of goods sold	356,217	474,598	(25)%	1,101,497	1,379,418	(20)%
Selling, general and administrative expense:
Auto and Metals Recycling	31,180	32,075	(3)%	96,779	94,849	2%
Cascade Steel and Scrap	3,880	3,998	(3)%	11,721	11,832	(1)%
Corporate(2)	10,484	12,502	(16)%	30,244	32,802	(8)%
Total selling, general and administrative expense	45,544	48,575	(6)%	138,744	139,483	(1)%
Income from joint ventures:
Auto and Metals Recycling	(106)	(6)	NM	(270)	(141)	91%
Cascade Steel and Scrap	(203)	(305)	(33)%	(428)	(839)	(49)%
Total income from joint ventures	(309)	(311)	(1)%	(698)	(980)	(29)%
Asset impairment charges:
Auto and Metals Recycling	2,227	—	NM	4,191	63	NM
Corporate	—	—	NM	130	—	NM
Total asset impairment charges	2,227	—	NM	4,321	63	NM
Operating income:
Auto and Metals Recycling	2,503	29,189	(91)%	19,375	73,947	(74)%
Cascade Steel and Scrap	6,931	8,116	(15)%	14,692	25,802	(43)%
Segment operating income	9,434	37,305	(75)%	34,067	99,749	(66)%
Restructuring charges and other exit-related activities(3)	(2,710)	(75)	NM	(7,810)	(813)	NM
Corporate expense(2)	(10,484)	(12,502)	(16)%	(30,374)	(32,802)	(7)%
Change in intercompany profit elimination(4)	54	(269)	NM	192	50	NM
Total operating (loss) income	$(3,706)	$24,459	NM	$(3,925)	$66,184	NM

NM = Not Meaningful

(1)	AMR sells a small portion of its recycled ferrous metal to CSS at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.
(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.
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

SCHNITZER STEEL INDUSTRIES, INC.

Auto and Metals Recycling (AMR)

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices)	2020	2019	%	2020	2019	%
Ferrous revenues	$189,783	$280,362	(32)%	$604,720	$836,662	(28)%
Nonferrous revenues	78,858	112,785	(30)%	256,571	316,450	(19)%
Retail and other revenues	31,736	35,876	(12)%	89,512	98,388	(9)%
Total segment revenues	300,377	429,023	(30)%	950,803	1,251,500	(24)%
Segment operating income	$2,503	$29,189	(91)%	$19,375	$73,947	(74)%
Average ferrous recycled metal sales prices ($/LT)(1):
Domestic	$221	$268	(18)%	$221	$282	(22)%
Foreign	$236	$303	(22)%	$241	$302	(20)%
Average	$232	$293	(21)%	$236	$295	(20)%
Ferrous sales volume (LT, in thousands):
Domestic	213	311	(32)%	734	994	(26)%
Foreign	566	627	(10)%	1,725	1,721	(—)%
Total ferrous sales volume (LT, in thousands)(2)	779	938	(17)%	2,459	2,715	(9)%
Average nonferrous sales price ($/pound)(1)(3)	$0.54	$0.62	(13)%	$0.54	$0.60	(10)%
Nonferrous sales volume (pounds, in thousands)(3)	111,028	153,936	(28)%	355,294	448,112	(21)%
Cars purchased (in thousands)(4)	74	102	(27)%	242	285	(15)%
Number of auto parts stores at period end(5)	49	51	(4)%	49	51	(4)%

LT = Long Ton, which is equivalent to 2,240 pounds

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)	May not foot due to rounding.
(3)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(4)	Cars purchased by auto parts stores only.
(5)	50 auto parts stores as of July 1, 2020.

AMR Segment Revenues

Revenues in the third quarter and first nine months of fiscal 2020 decreased by 30% and 24%, respectively, compared to the same periods in the prior year primarily due to significantly lower average net selling prices for our ferrous and nonferrous products, and reduced sales volumes compared to the prior year periods. These decreases were driven by weaker market conditions for recycled metals compared to the prior year periods, including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 in large part due to the impacts of the COVID-19 pandemic. The lower nonferrous revenues compared to the prior year periods also reflect structural changes to the market for certain recycled nonferrous products resulting primarily from Chinese import restrictions and tariffs. Market selling prices for ferrous recycled metal declined sharply by approximately $70 per ton, or approximately 25%, in March 2020, before partially recovering in the latter part of the quarter.

SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Operating Income

Operating income in the third quarter and first nine months of fiscal 2020 was $3 million and $19 million, respectively, compared to $29 million and $74 million in the prior year comparable periods. The periods of sharply declining commodity prices and constrained supply of scrap metal, especially during the third quarter of fiscal 2020 due in large part to the effects of COVID-19, had a significant adverse impact on operating margins and overall operating results at AMR for the fiscal 2020 periods. Ferrous metal spreads at AMR in the third quarter and first nine months of fiscal 2020 declined by approximately 10% and 13%, respectively, and average net selling prices for its nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, decreased by 11% and 13%, respectively, compared to the same periods in the prior year. In the periods of sharply declining commodity prices, average inventory costs did not decrease as quickly as purchase costs for scrap metal, resulting in an adverse effect on cost of goods sold and overall operating results at AMR. In addition, the lower price environment in combination with economic and other restrictions on suppliers relating to COVID-19 in the third quarter constricted the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes compared to the prior year periods. The adverse effects of the market conditions on AMR’s operating results in the first nine months of fiscal 2020 were partially offset by positive contributions from increased sales revenues from higher-priced PGM products compared to the prior year period and benefits from productivity and restructuring initiatives implemented subsequent to the prior year period. Operating results at AMR in the third quarter and the first nine months of fiscal 2019 included $4 million and $19 million, respectively, in positive contributions from a limited-duration contract, which was substantially complete at the end of fiscal 2019, and which had provided a high margin source of supply. AMR selling, general and administrative (“SG&A”) expense in the third quarter of fiscal 2020 decreased by 3% compared to the prior year period primarily due to decreased employee-related expenses, including from lower incentive compensation accruals, and variable expenses related to lower volumes. AMR SG&A expense in the first nine months of fiscal 2020 increased by 2% compared to the prior year period primarily due to increased expenses related to legal and insurance matters.

Cascade Steel and Scrap (CSS)

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for price)	2020	2019	%	2020	2019	%
Steel revenues(1)	$83,414	$96,626	(14)%	$246,278	$271,988	(9)%
Recycling revenues(2)	21,136	24,805	(15)%	56,697	70,227	(19)%
Total segment revenues	104,550	121,431	(14)%	302,975	342,215	(11)%
Segment operating income	$6,931	$8,116	(15)%	$14,692	$25,802	(43)%
Finished steel average sales price ($/ST)(3)	$633	$703	(10)%	$634	$728	(13)%
Finished steel sales volume (ST, in thousands)	124	130	(4)%	366	343	7%
Rolling mill utilization(4)	91%	98%	(7)%	83%	87%	(5)%

ST = Short Ton, which is equivalent to 2,000 pounds

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.
(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

CSS Segment Revenues

Revenues in the third quarter and first nine months of fiscal 2020 decreased by 14% and 11%, respectively, compared to the same periods in the prior year primarily reflecting lower average net selling prices for our finished steel products and decreased sales of ferrous recycled scrap metal. Overall, selling prices and sales volumes for our finished steel products in the third quarter of fiscal 2020 were not significantly impacted by the effects of COVID-19 primarily due to steady demand in West Coast construction markets offsetting market challenges faced by other domestic finished steel consumers. The higher average net selling prices for our finished steel products in the prior year periods reflected the impacts of reduced pressure from steel imports and higher steel-making raw material costs at the time. In the first nine months of fiscal 2019, primarily during the second quarter, CSS’s finished steel sales volumes were adversely impacted by the impact of construction delays in the West Coast markets due to unusually severe winter weather in California and the Pacific Northwest at the time.

SCHNITZER STEEL INDUSTRIES, INC.

CSS Segment Operating Income

Operating income in the third quarter and first nine months of fiscal 2020 was $7 million and $15 million, respectively, compared to $8 million and $26 million, respectively, in the prior year periods, with the decreases primarily reflecting the impact of the lower and, at times, declining price environment for finished steel during the first nine months of fiscal 2020. Finished steel average net selling prices in the third quarter and first nine months of fiscal 2020 declined 10% and 13%, respectively, compared to the prior year periods, the adverse effects of which were partially offset by reduced raw material purchase prices and other input costs and the benefits from productivity initiatives compared to the prior year periods.

Corporate Expense

Corporate SG&A expense for the third quarter of fiscal 2020 decreased by $2 million, or 16%, compared to the prior year quarter primarily due to lower legal and professional services costs and employee-related expenses, including from lower incentive compensation accruals, partially offset by increased environmental-related expenses. Corporate SG&A expense for the first nine months of fiscal 2020 decreased by $3 million, or 8%, primarily due to the reduced expense attributable to share-based awards, partially offset by increased environmental-related expenses. The first nine months of fiscal 2019 also included a $2 million charge related to the settlement of a wage and hour class action lawsuit.

Productivity Initiatives and Restructuring Charges

In order to mitigate the weaker price environment in the ferrous and nonferrous markets, in fiscal 2019 we implemented productivity initiatives aimed at delivering $35 million in annual benefits primarily through a combination of production cost efficiencies and reductions in SG&A expense. Of the total, approximately 75% of the targeted benefits are in AMR with the remainder split between CSS and Corporate. For fiscal 2019, we achieved approximately $30 million in benefits as a result of these initiatives, with the full amount expected to be achieved in fiscal 2020. Our fiscal 2020 performance to date reflects achievement of the full quarterly run rate of these initiatives. In addition, in fiscal 2020 we also initiated and have substantially implemented productivity initiatives aimed at further reducing our annual operating expenses at Corporate, AMR and CSS, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We are targeting $15 million in realized benefits in fiscal 2020 from these additional initiatives, and we achieved approximately $6 million and $12 million of benefits in the third quarter and first nine months of fiscal 2020, respectively.

Additionally, in April 2020, we announced our intention to modify our internal organizational and reporting structure to a functionally based, integrated model. We expect to complete this transition in the first quarter of fiscal 2021.

We expect to incur aggregate estimated restructuring charges and other exit-related costs of approximately $9 million in connection with these initiatives. We expect the substantial majority of the restructuring charges to be recognized by the end of fiscal 2020 and to require us to make cash payments. During the first nine months of fiscal 2020, we incurred severance costs of $2 million, exit-related costs associated with a lease contract termination of $1 million, and professional services costs related to these initiatives of $5 million.

Income Tax

Our effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2020 was a benefit of 28.0% and 27.6%, respectively, compared to an expense of 26.0% and 22.8%, respectively, for the comparable prior year periods.

We have historically measured the provision for income taxes for interim reporting periods by applying the projected annual effective tax rate to the quarterly results. Based on our projection of full-year results, as well as the projected impact of permanent tax differences and other items that are generally not proportional to full-year results, small changes in the projections would lead to significant changes in the projected annual effective tax rate. Therefore, applying our historical method would not provide a reliable estimate of the provision for income taxes for the fiscal 2020 interim reporting periods presented in this report. Accordingly, we measured the year-to-date fiscal 2020 tax benefit based on year-to-date results, referred to as the discrete method, and we measured the third quarter fiscal 2020 tax benefit as the foregoing year-to-date fiscal 2020 tax benefit less the tax benefit recognized previously in the first half of the fiscal year.

SCHNITZER STEEL INDUSTRIES, INC.

Coronavirus Aid, Relief and Economic Security Act (CARES Act)

On March 27, 2020, the President of the United States signed and enacted into law the CARES Act, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. Among other provisions, the CARES Act removes certain limitations on utilization of net operating losses (NOLs) and allows for carrybacks of certain past and future NOLs. We expect that we will apply the NOL carryback provisions of the CARES Act to our estimated NOL for fiscal 2020, which resulted in the reclassification of a $11 million NOL deferred income tax asset to refundable income taxes and recognition of a $1 million income tax benefit in the third quarter of fiscal 2020. We do not anticipate the other income tax provisions of the CARES Act to have a material impact on our financial statements.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $308 million and $12 million as of May 31, 2020 and August 31, 2019, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We generally use excess cash on hand to reduce amounts outstanding under our credit facilities. On April 1, 2020, we borrowed an incremental $250 million under our credit facilities in order to increase our cash position and preserve financial flexibility in light of the COVID-19 outbreak. Based on our recent cash flow trends and available liquidity within our revolving credit facilities, we intend to repay this $250 million borrowing in the near term using excess cash on hand. As of May 31, 2020, debt was $428 million compared to $105 million as of August 31, 2019, and debt, net of cash, was $121 million as of May 31, 2020 compared to $93 million as of August 31, 2019 (refer to Non-GAAP Financial Measures at the end of this Item 2).

Operating Activities

Net cash provided by operating activities in the first nine months of fiscal 2020 was $56 million, compared to $63 million in the first nine months of fiscal 2019.

Sources of cash in the first nine months of fiscal 2020 included a $33 million decrease in inventories due to lower raw material purchase prices and volumes and the timing of purchases and sales. Uses of cash in the first nine months of fiscal 2020 included a $32 million decrease in accounts payable primarily due to lower raw material purchase prices and volumes and the timing of payments.

Sources of cash other than from earnings in the first nine months of fiscal 2019 included a $15 million decrease in inventories due to lower raw material purchase prices and the timing of purchases and sales. Uses of cash in the first nine months of fiscal 2019 included a $25 million decrease in accrued payroll and related liabilities primarily due to incentive compensation payments in the first quarter of fiscal 2019, a $19 million decrease in accounts payable primarily due to lower raw material purchase prices and the timing of payments, and a $10 million increase in accounts receivable due to the timing of sales and collections.

Investing Activities

Net cash used in investing activities was $58 million in the first nine months of fiscal 2020, compared to $59 million in the first nine months of fiscal 2019.

Cash used in investing activities in the first nine months of fiscal 2020 included capital expenditures of $59 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $61 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2020 was $298 million, compared to net cash used in financing activities of less than $1 million in the first nine months of fiscal 2019.

SCHNITZER STEEL INDUSTRIES, INC.

Cash flows from financing activities in the first nine months of fiscal 2020 included $322 million in net borrowings of debt, compared to $34 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2), with the increase primarily driven by incremental borrowings under our credit facilities in the third quarter of fiscal 2020 in order to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 outbreak. Uses of cash in each of the first nine months of fiscal 2020 and 2019 included $16 million for the payment of dividends. Cash used in financing activities in the first nine months of fiscal 2020 and 2019 also included $1 million and $10 million, respectively, for share repurchases.

Debt

Our senior secured revolving credit facilities, which provide for revolving loans of $700 million and C$15 million, mature in August 2023 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. As of May 31, 2020, interest rates on outstanding indebtedness under the credit agreement were based, at our option, on either the London Interbank Offered Rate (“LIBOR”), or the Canadian equivalent for C$ loans, plus a spread of between 1.25% and 2.75%, with the amount of the spread based on a pricing grid tied to our consolidated funded debt to EBITDA ratio, or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case plus a spread of between zero and 1.50% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio. In addition, as of May 31, 2020, commitment fees were payable on the unused portion of the credit facilities at rates between 0.15% and 0.45% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio.

We had borrowings outstanding under our credit facilities of $420 million as of May 31, 2020 and $97 million as of August 31, 2019. The weighted average interest rate on amounts outstanding under our credit facilities was 2.59% and 3.78% as of May 31, 2020 and August 31, 2019, respectively.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. The credit agreement contains various representations and warranties, events of default and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guarantee additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. As of May 31, 2020, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated adjusted EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness.

As of May 31, 2020, we were in compliance with the financial covenants under the credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 2.28 to 1.00 as of May 31, 2020. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.39 to 1.00 as of May 31, 2020.

Our obligations under the credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.

On June 30, 2020, we and certain of our subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Third Amended and Restated Credit Agreement, dated as of April 6, 2016, as amended by the First Amendment to Third Amended and Restated Credit Agreement dated as of August 24, 2018, by and among Schnitzer Steel Industries, Inc., as the US Borrower, Schnitzer Steel Canada Ltd., as a Canadian borrower, Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Existing Credit Agreement”). The Existing Credit Agreement, as amended pursuant to the Second Amendment, is referred to herein as the “Amended Credit Agreement”. The principal changes to the Existing Credit Agreement effected by the Second Amendment are (i) the reduction of the consolidated fixed charge coverage from a minimum ratio of 1.50 to 1.0 to a minimum ratio of 1.20 to 1.0 for the fiscal quarter ending August 31, 2020, and to a minimum ratio of 1.10 to 1.0 for the fiscal quarters ending November 30, 2020, February 28, 2021 and May 31, 2021, and (ii) the introduction of a minimum consolidated asset coverage ratio of 1.00 to 1.0 for each of the fiscal quarters ending August 31, 2020 through May 31, 2021.

SCHNITZER STEEL INDUSTRIES, INC.

The Second Amendment revised the applicable interest rates under the facility which are based, at our option, on either (i) LIBOR (or the Canadian equivalent for C$ loans) plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to our consolidated funded debt to EBITDA ratio, or (ii) the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio.

The Second Amendment further provides for (i) revisions to the definition of LIBOR to include a 0.50% floor and (ii) mechanics by which the parties may replace the benchmark interest rate used in the agreement from LIBOR to one or more rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York.

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

Capital Expenditures

Capital expenditures totaled $59 million for the first nine months of fiscal 2020, compared to $61 million for the prior year period. We currently plan to invest up to $90 million in capital expenditures in fiscal 2020, including up to $50 million for investments in growth, including advanced metals recovery technology and to support volume initiatives and other growth projects, using cash generated from operations, cash on hand and available credit facilities. The COVID-19 pandemic has caused delays in construction activities and equipment deliveries related to our capital projects, including delays in obtaining permits from government agencies, resulting in the deferral of certain capital expenditures to fiscal 2021. Given the continually evolving nature of the COVID-19 pandemic, the extent to which forecasted capital expenditures could be further deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested $6 million in capital expenditures for environmental projects in the first nine months of fiscal 2020, and currently plan to invest up to $10 million for such projects in fiscal 2020. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

We have been identified by the United States Environmental Protection Agency as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site and other environmental matters could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Dividends

On April 30, 2020, our Board of Directors declared a dividend for the third quarter of fiscal 2020 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend totaling $5 million was paid on May 26, 2020.

SCHNITZER STEEL INDUSTRIES, INC.

Share Repurchase Program

Pursuant to our amended share repurchase program, as of May 31, 2020, we had existing authorization remaining under the program to repurchase up to approximately 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We did not repurchase any shares of our common stock in the third quarter of fiscal 2020.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions, joint ventures, debt service requirements, environmental obligations and other contingencies. However, in the event of a sustained market deterioration, we may need to evaluate alternative sources of liquidity and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Off-Balance Sheet Arrangements

None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2020, we had $11 million outstanding under these arrangements.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2019, except as follow:

Goodwill

We evaluate goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first nine months of fiscal 2020 requiring an interim goodwill impairment test. A lack of recovery or further deterioration in market conditions related to the general economy and the metals recycling industry, a sustained trend of weaker than anticipated financial performance, a decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, any of which could be caused or exacerbated in the future by the effects of COVID-19, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

Leases

Refer to “Accounting Changes” within Note 1 – Summary of Significant Accounting Policies and Note 3 - Leases in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for disclosures relating to our adoption of the new lease accounting standard in the first quarter of fiscal 2020.

SCHNITZER STEEL INDUSTRIES, INC.

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

The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2020	August 31, 2019
Short-term borrowings	$1,401	$1,321
Long-term debt, net of current maturities	426,791	103,775
Total debt	428,192	105,096
Less cash and cash equivalents	307,655	12,377
Total debt, net of cash	$120,537	$92,719

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended
	2020	2019
Borrowings from long-term debt	$685,527	$316,676
Repayments of long-term debt	(363,470)	(282,932)
Net borrowings (repayments) of debt	$322,057	$33,744

Adjusted consolidated operating (loss) income, adjusted AMR operating income, adjusted Corporate expense, adjusted net (loss) income from continuing operations attributable to SSI shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders.

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, asset impairment charges, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations, charges related to the settlement of a wage and hour class action lawsuit, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating (loss) income, adjusted AMR operating income and adjusted Corporate expense (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Consolidated operating (loss) income:
As reported	$(3,706)	$24,459	$(3,925)	$66,184
Restructuring charges and other exit-related activities	2,710	75	7,810	813
Asset impairment charges	2,227	—	4,321	63
Charges for legacy environmental matters, net(1)	2,078	502	3,822	1,670
Business development costs	791	—	1,592	—
Charges related to the settlement of a wage and hour class action lawsuit	73	2,330	73	2,330
Adjusted	$4,173	$27,366	$13,693	$71,060

AMR operating income:
As reported	$2,503	$29,189	$19,375	$73,947
Asset impairment charges	2,227	—	4,191	63
Adjusted	$4,730	$29,189	$23,566	$74,010

Corporate expense:
As reported	$10,484	$12,502	$30,374	$32,802
Charges for legacy environmental matters, net(1)	(2,078)	(502)	(3,822)	(1,670)
Business development costs	(791)	—	(1,592)	—
Charges related to the settlement of a wage and hour class action lawsuit	(73)	(2,330)	(73)	(2,330)
Asset impairment charges	—	—	(130)	—
Adjusted	$7,542	$9,670	$24,757	$28,802

(1)

Legal and environmental charges for legacy environmental matters (net of recoveries). The prior year periods have been recast for comparability. Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 5 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted net (loss) income from continuing operations attributable to SSI shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net (loss) income from continuing operations attributable to SSI shareholders:
As reported	$(4,926)	$15,682	$(8,067)	$44,972
Restructuring charges and other exit-related activities	2,710	75	7,810	813
Asset impairment charges	2,227	—	4,321	63
Charges for legacy environmental matters, net(1)	2,078	502	3,822	1,670
Business development costs	791	—	1,592	—
Charges related to the settlement of a wage and hour class action lawsuit	73	2,330	73	2,330
Income tax benefit allocated to adjustments(2)	(1,568)	(335)	(4,183)	(778)
Adjusted	$1,385	$18,254	$5,368	$49,070

Diluted (loss) earnings per share from continuing operations attributable to SSI shareholders:
As reported	$(0.18)	$0.56	$(0.29)	$1.60
Restructuring charges and other exit-related activities, per share	0.10	—	0.28	0.03
Asset impairment charges, per share	0.08	—	0.16	—
Charges for legacy environmental matters, net, per share(1)	0.07	0.02	0.14	0.06
Business development costs, per share	0.03	—	0.06	—
Charges related to the settlement of a wage and hour class action lawsuit, per share	—	0.08	—	0.08
Income tax benefit allocated to adjustments, per share(2)	(0.06)	(0.01)	(0.15)	(0.03)
Adjusted(3)	$0.05	$0.65	$0.19	$1.74

(1)

Legal and environmental charges for legacy environmental matters (net of recoveries). The prior year periods have been recast for comparability. Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 5 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

(2)

Income tax allocated to the aggregate adjustments reconciling reported and adjusted net income (loss) from continuing operations attributable to SSI shareholders and diluted earnings (loss) per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments. Consistent with the method applied in order to measure the tax provision for the fiscal 2020 interim reporting periods, we applied the discrete method for the purpose of allocating income tax to the adjustments.

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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of May 31, 2020.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2019.

Credit Risk

As of May 31, 2020 and August 31, 2019, 52% and 32%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 95% and 96% was less than 60 days past due as of May 31, 2020 and August 31, 2019, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of May 31, 2020 and August 31, 2019, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019; in Part II, “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly periods ended November 30, 2019 and February 29, 2020; and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, incorporated by reference herein.

With respect to the previously reported matter in which the Company has been in settlement discussions with the Alameda County District Attorney and the California Office of the Attorney General, the latter on behalf of certain state agencies, regarding alleged violations of environmental requirements at one of our operations in California stemming from investigations initiated in 2013 and inspections conducted in 2015, the Company has completed various facility upgrades that we believe resolve the underlying environmental concerns identified by the agencies and has agreed to settle the matter for $4.1 million, of which $2.05 million is for civil penalties and reimbursement of the agencies’ enforcement costs and $2.05 million will fund Supplemental Environmental Projects. The settlement is subject to finalization of the stipulation and settlement agreement and final approval by the agencies of the settlement.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2019, except for the changes disclosed in the subsequent Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020, as further updated below:

The coronavirus disease 2019 (COVID-19) pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows. Future epidemics or other public health emergencies could have similar effects.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus and, more recently, phased regulations and guidelines for reopening communities and economies. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further negative impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Due in large part to the impacts of and response to the spread of COVID-19, global economic conditions have declined sharply in recent months, resulting in historic unemployment levels, rapid changes in supply and demand in certain industry sectors, businesses switching to remote work or ceasing operations, and consumers eliminating, restricting or redirecting spending. The economic downturn adversely affected demand for our products and contributed to weaker supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. During the third quarter of fiscal 2020, our operations, margins and results were adversely impacted by lower sales volumes of recycled metals driven by severely constrained supplies of scrap metal including end-of-life vehicles, leading to abnormally low processed volumes at our recycling facilities. We also experienced significant decreases in selling prices for our recycled metal products, softer demand, supply chain disruptions, reduced availability of shipping containers, and other logistics constraints.

SCHNITZER STEEL INDUSTRIES, INC.

The COVID-19 pandemic could further negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, disrupting scrap metal inflows to our recycling facilities, limiting our ability to process scrap metal through our shredders, inhibiting the manufacture of steel products at our steel mill, reducing retail admissions and parts sales at our auto parts stores, and delaying or preventing deliveries to our customers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of prevention and control measures, which may significantly hamper our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing or able to fulfill their contractual obligations or open letters of credit. We may also experience delays in obtaining letters of credit or processing letter of credit payments due to the impacts of COVID-19 on foreign issuing and U.S. intermediary banks. Furthermore, the progression of and global response to the COVID-19 outbreak has caused and increases the risk of further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they may impact or delay the timing of anticipated benefits on capital projects.

Our bank credit agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of COVID-19 may negatively impact our ability to comply with these covenants, which has caused us to obtain an amendment temporarily relaxing the consolidated fixed charge coverage ratio, and which could lead us to seek further amendments or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on financial markets at such time.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, continually changing and difficult to predict, the pandemic’s impacts on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remain uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state or local funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While we expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

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

In December 2017, we and three other PRPs entered into a new Administrative Settlement Agreement and Order on Consent with EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. We estimated that our share of the costs of performing such work would be approximately $2 million, which we accrued in fiscal 2018. Such costs were fully covered by existing insurance coverage and, thus, we also recorded an insurance receivable for $2 million in fiscal 2018, resulting in no net impact to our consolidated results of operations.

SCHNITZER STEEL INDUSTRIES, INC.

The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. EPA has reviewed the report, finding with a few limited corrections that the data is of suitable quality and generally acceptable and stating that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, EPA did not agree that the data or the analysis warrant a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. We and other PRPs disagree with EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for the Site during the remedial design phase.

EPA has stated that it wants PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and has proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since executed consent agreements for remedial design work covering a little more than half of the remedial action areas at the Site. Because of EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, we elected not to enter into a consent agreement for remedial design with respect to any of the subareas at the Site. On March 26, 2020, EPA issued a unilateral administrative order (UAO) to us and MMGL, LLC, an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Following a conference with us to discuss the UAO and written comments submitted by us, EPA made limited modifications to the UAO and issued an amendment to the UAO on April 27, 2020 with an effective date of May 4, 2020. As required by the UAO, we notified EPA of our intent to comply with the UAO on the effective date while reserving all of our sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject us to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at approximately $4 million. We have agreed with the other respondent to the UAO that we will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO, which agreement is not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. We estimated that our share of the costs of performing such work under the UAO would be approximately $3 million, which we recorded to environmental liabilities and selling, general and administrative expense in the Unaudited Condensed Consolidated Financial Statements in the third quarter of fiscal 2020. We continue to discuss sharing of the costs of the remedial design work under the UAO with other PRPs.

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

Because the final remedial actions have not yet been designed and there has not been a determination of the amount of natural resource damages or of the allocation among the PRPs of costs of the investigations, remedial action costs or natural resource damages, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Among the facts currently being developed are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site, although there is no assurance that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, dividends, share repurchases and acquisitions. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 5 – Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the third quarter of fiscal 2020.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 5. OTHER INFORMATION

On June 30, 2020, Schnitzer Steel Industries, Inc. (the “Company”) and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to its Third Amended and Restated Credit Agreement, dated as of April 6, 2016, as amended by the First Amendment to Third Amended and Restated Credit Agreement dated as of August 24, 2018, by and among the Company, as the US Borrower, Schnitzer Steel Canada Ltd., as a Canadian borrower, Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Existing Credit Agreement”). The Existing Credit Agreement, as amended pursuant to the Second Amendment, is referred to herein as the “Amended Credit Agreement”. The principal changes to the Existing Credit Agreement effected by the Second Amendment are (i) the reduction of the consolidated fixed charge coverage from a minimum ratio of 1.50 to 1.0 to a minimum ratio of 1.20 to 1.0 for the fiscal quarter ending August 31, 2020, and to a minimum ratio of 1.10 to 1.0 for the fiscal quarters ending November 30, 2020, February 28, 2021 and May 31, 2021, and (ii) the introduction of a minimum consolidated asset coverage ratio of 1.00 to 1.0 for each of the fiscal quarters ending August 31, 2020 through May 31, 2021.

The Second Amendment revised the applicable interest rates under the facility which are based, at the Company’s option, on either (i) LIBOR (or the Canadian equivalent for C$ loans) plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio, or (ii) the greater of the prime rate, the federal funds rate plus 0.50% or the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio.

The Second Amendment further provides for (i) revisions to the definition of LIBOR to include a 0.50% floor and (ii) mechanics by which the parties may replace the benchmark interest rate used in the agreement from LIBOR to one or more rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York.

Unchanged by the Second Amendment, the Amended Credit Agreement provides for $700 million and C$15 million in senior secured revolving credit facilities maturing in August 2023.

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by the full text of the Second Amendment, which is filed hereto as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Summary Sheet of 2020 Non-Employee Director Compensation.

10.2*	Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in the second half of fiscal 2020.

10.3

Second Amendment to Third Amended and Restated Credit Agreement dated as of June 30, 2020 among Schnitzer Steel Industries, Inc. as the US Borrower, and Schnitzer Steel Canada Ltd., as a Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto.

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

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	July 1, 2020	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	July 1, 2020	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer