Form 10-K
period 2020-08-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2020-10-22
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 29, 2020 was $429,207,543.

The registrant had 26,907,823 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Forward-looking statements in this Annual Report on Form 10-K include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding the impact of pandemics, epidemics or other public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic; the Company’s outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the potential impact of adopting new accounting pronouncements; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of this Form 10-K. Examples of these risks include: the impact of pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in scrap metal prices; imbalances in supply and demand conditions in the global steel industry; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; inability to renew facility leases; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; reliance on third party shipping companies, including with respect to freight rates and the availability of transportation; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of property tax increases or property tax rate changes; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; inability to obtain or renew business licenses and permits; compliance with climate change and greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

SSI acquires and recycles auto bodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 94 auto and metals recycling facilities. We source material through well-developed, regional supply chains that collect scrap from large and small businesses and individuals. Our largest source of auto bodies is our own network of 50 retail self-service auto parts stores, which operate under the commercial brand-name Pick-n-Pull. The majority of our auto parts stores are located in close geographic proximity to our regional metals recycling operations which have large-scale shredders and deep water port access. The level of vertical integration of our auto parts stores and metals recycling operations provides for efficient processing of salvaged automobiles into recycled metal products for new metal production in steel mills and smelters globally or for further processing by other customers.

We utilize a variety of systems and technologies to process recycled metals ranging from iron and steel to aluminum, copper, brass, lead, stainless steel, zinc and other nonferrous metals for use in the manufacture of new or refined products. With scrap recycling facilities located in 23 States, Puerto Rico and Western Canada, we are well-positioned to efficiently acquire scrap metal throughout North America and deliver recycled metal products to customers around the world from our seven deep water ports and also to our steel mill in Oregon. In fiscal 2020, we sold our products to customers located in 29 countries, including the United States (“U.S.”) and Canada, and we sold to external customers or delivered to our steel mill an aggregate of 4.0 million tons of ferrous recycled scrap metal and sold 551 million pounds of nonferrous recycled scrap metal to external customers.

Our internal organizational and reporting structure includes two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business.

AMR is our largest segment, representing 76% of our total revenues from sales to external customers in fiscal 2020. AMR generated 91% of its revenues in fiscal 2020 from sales of ferrous and nonferrous scrap metal, with the remainder generated primarily from retail auto parts and other sales. AMR’s revenues from sales of recycled scrap metal, disaggregated by major product category, were 70% ferrous scrap metal and 30% nonferrous scrap metal in fiscal 2020. Our metals recycling operations reported within CSS also generate revenue from external sales of ferrous and nonferrous scrap metal.

CSS produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using ferrous recycled scrap metal primarily sourced internally from its metals recycling operations and other raw materials. CSS’s finished steel products are primarily used in nonresidential and infrastructure construction in North America. In fiscal 2020, CSS sold 505 thousand short tons of finished steel products.

See Note 18 - Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of the primary activities of each reportable segment, total assets by reportable segment, operating results from continuing operations by reportable segment, revenues from external customers and concentration of sales to foreign countries.

In fiscal 2020, we implemented productivity initiatives aimed at reducing our annual operating expenses at Corporate, AMR and CSS, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We targeted $15 million in realized benefits in fiscal 2020 from these initiatives, and we exceeded this target with achievement of approximately $18 million of benefits in fiscal 2020.

2 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

During fiscal 2020, we incurred aggregate restructuring charges and other exit-related costs of approximately $9 million in connection with these initiatives, comprising severance costs of $2 million, costs associated with a lease contract termination of $1 million, and professional services costs of $6 million. The substantial majority of the restructuring charges and other exit-related costs related to these initiatives were recognized in fiscal 2020 and required us to make cash payments.

Coronavirus Disease 2019 (“COVID-19”)

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak resulted in governments around the world implementing stringent measures to help control the spread of the virus, followed by phased regulations and guidelines for reopening communities and economies. The pandemic and resulting measures have had a significant impact on national and global economic conditions.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place restrictions on travel and in-person meetings and other physical distancing measures. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further unfavorable impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. For further discussion of the impacts of COVID-19 on our financial condition and results of operations in fiscal 2020, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

While we expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. For further discussion of the risks relating to this matter, refer to Risk Factors in this Part I, Item 1A of this report.

Tabular presentation of our active recycling and steel facilities by geographic region and segment is as follows:

	Auto Parts Stores	Metals Recycling Facilities(1)	Total Recycling Facilities	Large-Scale Shredders(2)	Deep Water Ports	Steel Facilities(3)	Segment
Northwest	7	3	10	1	1	—	AMR
(WA, OR, MT)	—	5	5	1	1	1	CSS
Southwest and Hawaii	22	7	29	2	2	—	AMR
(CA, NV, UT, HI)	—	—	—	—	—	1	CSS
Midwest and South (AR, IL, IN, OH, MO, KS, TX)	13	—	13	—	—	—	AMR
Northeast (MA, ME, NH, RI)	2	9	11	1	2	—	AMR
Southeast and Puerto Rico (GA, AL, TN, FL, VA, PR)	2	16	18	1	1	—	AMR
Western Canada (BC, AB)	4	4	8	—	—	—	AMR
Total	50	44	94	6	7	2

(1)	Excludes joint venture facilities.
(2)	All large-scale shredding operations employ nonferrous extraction and separation equipment.
(3)	Includes one steel mini-mill in Oregon and one distribution center in California.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR

Business

AMR sells ferrous and nonferrous recycled scrap metal in both foreign and domestic markets. AMR acquires, processes and recycles auto bodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through its 89 auto and metals recycling facilities. Our largest source of auto bodies is our own network of retail auto parts stores, which operate under the commercial brand-name Pick-n-Pull. AMR procures salvaged vehicles and sells serviceable used auto parts from these vehicles through its 50 self-service auto parts stores located across the U.S. and Western Canada. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities to be shredded or sold to third parties where geographically more economical.

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

The remaining mixed nonferrous metal is then further sorted by product and size grade before being sold as joint products, which include zorba (primarily aluminum), zurik (primarily stainless steel) and shredded insulated wire (primarily copper and aluminum). AMR invests in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal and to meet the metal purity requirements of customers. AMR has a major strategic initiative currently underway to replace, upgrade and add to its existing nonferrous metal recovery technologies that is expected to increase metal recovery yields, provide for additional product optionality and create higher quality furnace-ready products. The rollout of these new technologies is anticipated to be completed in fiscal 2021, with total capital expenditures estimated to be $100 million, of which $41 million has been incurred, including $29 million during fiscal 2020. AMR also purchases nonferrous metal directly from industrial vendors and other suppliers and aggregates and prepares this metal for shipment to customers by ship, rail or truck.

In addition to the sale of recycled metal products processed at our facilities, AMR also brokers the sale of ferrous and nonferrous scrap metal generated by industrial entities and demolition projects to customers in the domestic market.

Products and Services

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

4 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

inventory to provide customers with greater access to parts. In general, we believe the list prices of auto parts at our self-service stores are significantly lower than those offered at full-service auto dismantlers, retail car parts stores and car dealerships.

AMR enters into limited duration contracts with public entities and other third parties for vehicle dismantling and asset recovery services, which provide a source of low-cost salvage vehicles. In addition, AMR provides recycling services for scrap metal and other recyclable materials to a range of customers, including large retailers, industrial manufacturers, original equipment manufacturers and owners of end-of-life railcars.

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

Presented below are AMR revenues by continent for the last three fiscal years ended August 31 (dollars in thousands):

	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue
North America(1)	$507,637	39%	$664,308	40%	$736,494	39%
Asia	527,765	41%	767,670	46%	834,038	44%
Europe(2)	253,107	19%	206,851	12%	298,725	16%
South America	14,984	1%	42,084	3%	25,277	1%
Africa	4,319	—%	4,064	—%	14,432	1%
Intercompany sales to CSS	(7,634)	(1)%	(11,612)	(1)%	(24,892)	(1)%
Total (net of intercompany)	$1,300,178		$1,673,365		$1,884,074

(1)	Includes intercompany sales to CSS.
(2)	Includes sales to customers in Turkey.

In fiscal 2020, the five countries from which AMR derived its largest revenues from external customers were the United States, Turkey, Bangladesh, South Korea and India which collectively accounted for 80% of total AMR external revenues. In fiscal 2019 and 2018, the five countries from which AMR derived its largest revenues from external customers accounted for 76% and 75%, respectively, of total AMR external revenues. We generally attribute revenues from external customers to individual countries based on the country in which the customer is located.

AMR’s five largest external ferrous scrap metal customers accounted for 45% of external recycled ferrous metal revenues in fiscal 2020, compared to 37% and 33% in fiscal 2019 and 2018, respectively. AMR had no external customers that accounted for 10% or more of consolidated revenues in fiscal 2020, 2019 or 2018.

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

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous scrap metal sold by AMR to foreign and domestic customers, including sales to CSS, during the last three fiscal years ended August 31:

Ferrous Recycled Metal	2020		2019		2018
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$652,901	2,379	$824,596	2,475	$959,001	2,623
Domestic	172,415	993	298,584	1,265	329,286	1,085
Total	$825,316	3,372	$1,123,180	3,740	$1,288,287	3,708

(1)	Revenues stated in thousands of dollars.
(2)	Volume stated in thousands of long tons (one long ton = 2,240 pounds).

5 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous scrap metal sold by AMR to foreign and domestic customers during the last three fiscal years ended August 31:

Nonferrous Recycled Metal	2020		2019		2018
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Foreign	$167,271	307,636	$222,752	363,096	$264,628	357,389
Domestic	193,037	189,872	207,609	245,198	217,149	214,316
Total	$360,308	497,508	$430,361	608,294	$481,777	571,705

(1)	Revenues stated in thousands of dollars.
(2)	Volume stated in thousands of pounds and volume information excludes platinum-group metals (“PGMs”) in catalytic converters.

AMR’s retail auto parts sales accounted for less than 10% of SSI’s consolidated revenues in each of the periods presented.

Pricing

Domestic and foreign prices for ferrous and nonferrous recycled scrap metal are generally based on prevailing market rates, which differ by region, and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers as well as by the availability of materials that can be processed into saleable scrap metal, among other factors. Sanctions and trade actions, including tariffs, quotas and restrictions or bans on access to certain markets, and licensing and inspection requirements can also impact pricing for the affected products. Ferrous and nonferrous scrap metal sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight.

AMR responds to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on its operating income. The spread between selling prices and the cost of purchased scrap metal (metal spread) is subject to a number of factors, including differences in the market conditions between the domestic regions where scrap metal is acquired and the areas in the world to which the processed metals are sold, market volatility from the time the selling price is agreed upon with the customer until the time the scrap metal is purchased, and changes in transportation costs. We believe AMR generally benefits from sustained periods of stable or rising recycled scrap metal selling prices, which allow it to better maintain or increase both operating income and unprocessed scrap metal flow into its facilities. When recycled scrap metal selling prices decline, either sharply or for a sustained period, AMR’s operating margins typically compress.

The sales prices for auto parts from salvaged vehicles are deeply discounted from prevailing national new and refurbished sales prices offered at full-service auto dismantlers, retail auto parts stores and car dealerships. Our stores provide a list price, available at each location and online. Prices for auto bodies sold to third parties and for major component parts, such as engines, transmissions and alternators sold to wholesalers, are based on prevailing scrap market rates which differ by region and are subject to market cycles. Prices for catalytic converters sold to third party processors are based on prevailing market rates for the extracted precious metals including platinum, palladium and rhodium. By consolidating shipments of auto bodies and component parts, we are able to optimize prices by focusing on larger wholesale customers that pay a premium for volume and consistency of shipments.

Markets

Global production of finished steel products drives demand for materials used in the steel-making process, including ferrous recycled scrap metal which is the primary feedstock used in EAFs and can also be used in blast furnaces to manufacture steel. AMR exports ferrous recycled scrap metal primarily to countries in Asia, the Mediterranean region and North, Central and South America. Ferrous exports made up 71%, 66% and 71% of AMR’s total ferrous sales volume in fiscal 2020, 2019 and 2018, respectively. We believe long-term demand for recycled metals will continue to be driven by factors including global economic growth and an increased focus on environmental policies promoting natural resource conservation, lower greenhouse gas emissions and lower energy costs. We believe the significant environmental benefits and production efficiencies associated with EAF steel-making, which uses scrap metal as a primary raw material, compared to blast furnace steel-making, which primarily uses iron ore mined from natural resources, will positively contribute to worldwide long-term demand for ferrous recycled scrap metal.

6 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Nonferrous exports made up 62%, 60% and 63% of AMR’s total nonferrous sales volumes in fiscal 2020, 2019 and 2018, respectively. The substantial majority of AMR’s nonferrous joint products recovered from the shredding process are sold to the export market and comprise approximately 45% of AMR’s total nonferrous sales volumes. China had historically been the primary destination for our nonferrous exports, representing 64% of AMR’s total nonferrous export sales volumes in fiscal 2018. Since then, concentration of AMR’s combined nonferrous exports to countries in Asia other than China and to Europe has significantly increased, primarily in response to new regulations, increased inspection and licensing requirements, import quotas and tariffs on U.S. scrap imports put in place by China beginning in fiscal 2018. In fiscal 2020 and 2019, 13% and 39%, respectively, of AMR’s total nonferrous export sales volumes were to China.

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

AMR sells used auto parts from its self-service retail stores. Both before and after retail customers have removed desired parts from acquired salvaged vehicles, we extract and consolidate certain valuable ferrous and nonferrous components from auto bodies for shipment by truck primarily to wholesale customers. We also remove and collect catalytic converters from salvaged vehicles for shipment by truck to specialty processers which extract the nonferrous precious metals. The salvaged auto bodies are crushed and shipped by truck to our metals recycling facilities where geographically feasible, or to third party recyclers, for shredding.

Sources of Unprocessed Metal

The most common forms of purchased unprocessed metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, scrap metal from manufacturing operations and retailers and demolition metal from buildings and other infrastructure. Unprocessed metal is acquired from a diverse base of suppliers who unload at our facilities, from drop boxes at suppliers’ industrial sites, and through negotiated purchases from other large suppliers, including railroads, manufacturers, automobile salvage facilities, metal dealers, various government entities and individuals. We typically seek to locate our retail auto parts stores in major population centers with convenient road access. Our auto parts store network spans 15 states in the U.S. and two provinces in Western Canada, with a majority of the stores concentrated in regions where our large shredders are located. Through our network of auto parts stores, we seek to obtain salvaged vehicles from five primary sources: private parties, tow companies, charities, auto auctions and municipal and other contracts. AMR has a program to purchase vehicles from private parties called “Cash for Junk Cars” which is advertised in local markets. Private parties either call a toll-free number and receive a quote for their vehicle or obtain an instant online quote. The private party can either deliver the vehicle to one of our retail locations or arrange for the vehicle to be picked up. AMR also employs car buyers who travel to vendors and bid on vehicles. Further, AMR enters into limited duration contracts with public entities and other third parties for vehicle dismantling and asset recovery services, which provide a source of low-cost salvage vehicles. The expiration of such contracts may lead us to seek alternative sources of vehicles, potentially at a higher cost. AMR also sources scrap metal and other recyclable materials through its recycling services from a range of customers including large retailers, industrial manufacturers, original equipment manufacturers and railcar owners.

7 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

Backlog

As of September 30, 2020, AMR had a backlog of orders to sell $97 million of export ferrous metal compared to $104 million at the same time in the prior year primarily due to the timing of sales and relative selling prices. Additionally, as of September 30, 2020, AMR had a backlog of orders to sell $36 million of export nonferrous metal compared to $28 million at the same time in the prior year primarily due to the timing of sales. We expect to fill the entirety of the backlog of orders for export ferrous and nonferrous metal during fiscal 2021.

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

8 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

CSS

Business

CSS operates a steel mini-mill in McMinnville, Oregon that produces a range of finished steel long products such as reinforcing bar (rebar) and wire rod. The primary feedstock for the manufacture of its products is ferrous recycled scrap metal. CSS’s steel mill obtains substantially all of its scrap metal raw material requirements from its integrated metals recycling and joint venture operations. CSS’s metals recycling operations comprise a collection, shredding and export operation in Portland, Oregon, four feeder yard operations located in Oregon and Southern Washington, and one metals recycling joint venture ownership interest. Additionally, CSS purchases small volumes of ferrous scrap metal from AMR and sells ferrous and nonferrous recycled scrap metal primarily into the export market. CSS’s revenues from external sales of recycled scrap metal account for less than 10% of SSI’s consolidated revenues in each of the periods presented.

Manufacturing

CSS’s melt shop includes an EAF, a ladle refining furnace with enhanced steel chemistry refining capabilities, and a five-strand continuous billet caster, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast of the U.S. The melt shop produced 519 thousand, 537 thousand and 561 thousand short tons of steel in the form of billets during fiscal 2020, 2019 and 2018, respectively. The substantial majority of these billets are reheated in a natural gas-fueled furnace and are then hot-rolled through the rolling mill to produce finished steel products. The rolling mill has an effective annual production capacity under current conditions of approximately 580 thousand tons of finished steel products.

Our steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of approximately 950 thousand tons. The permit was first issued in 1998 and has since been renewed multiple times, most recently in April 2020 extending the permit through April 1, 2025.

Products

CSS produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar and other specialty products. Semi-finished goods are predominantly used for CSS’s finished products, but also have been produced for sale to other steel mills. Rebar is produced in either straight length steel bars or coils and used to increase the strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire, stucco netting, and pre-stressed concrete strand. Merchant bar consists of rounds and square steel bars used by manufacturers to produce a wide variety of products, including bolts, threaded bars, and dowel bars. CSS is also an approved supplier of high-quality rebar to support nuclear power plant construction and has a license to produce certain patented high-strength specialty steels. CSS monitors the market for new products in order to identify opportunities to expand its product lines and sales.

The table below sets forth, on a revenue and volume basis, the amount of finished steel products sold by CSS during the last three fiscal years ended August 31:

	2020		2019		2018
	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)	Revenues(1)	Volume(2)
Finished steel products	$336,899	504,967	$358,851	477,511	$363,849	519,162

(1)	Revenues stated in thousands of dollars.
(2)	Volume stated in short tons (one short ton = 2,000 pounds).

The metals recycling operations within CSS produce substantially the same recycled scrap metal products as those produced by the metals recycling operations within AMR and are exposed to similar market and competitive forces.

9 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Customers

CSS’s finished steel customers are primarily steel service centers, construction industry subcontractors, steel fabricators, wire drawers and major farm and wood products suppliers. During fiscal 2020, CSS sold its finished steel products to customers located primarily in the Western U.S. and Western Canada. Customers in California accounted for 55%, 54% and 48% of CSS’s steel revenues in fiscal 2020, 2019 and 2018, respectively. CSS’s ten largest steel customers accounted for 51%, 49% and 46% of its steel revenues during fiscal 2020, 2019 and 2018, respectively. No CSS steel customer accounted for 10% or more of SSI’s consolidated revenues in fiscal 2020, 2019 or 2018.

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

Energy costs represented 5% of CSS’s cost of goods sold in each of fiscal 2020 and 2019, and 4% in fiscal 2018.

Backlog

As of September 30, 2020 and 2019, CSS had a backlog of finished steel orders of $21 million and $14 million, respectively. We expect to fill the entirety of the backlog of orders for finished steel products during fiscal 2021.

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

10 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

For more than a decade, CSS’s steel manufacturing operation, as part of a U.S. industry coalition, petitioned the U.S. Government under our international trade laws for relief in the form of antidumping and countervailing duties against wire rod and rebar products from a number of foreign countries. Many of those cases were successful and led to a decrease in finished steel imports into CSS’s domestic markets from the peak reached in fiscal 2016. During fiscal 2020, antidumping duty orders were in effect related to imports of rebar from Belarus, China, Indonesia, Japan, Latvia, Mexico, Moldova, Poland, Taiwan, Turkey and Ukraine; a countervailing duty order was in effect related to imports of rebar from Turkey; antidumping duty orders were in effect related to imports of wire rod from Belarus, Brazil, China, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Ukraine, United Arab Emirates, the United Kingdom, Trinidad and Tobago and Turkey; and countervailing duty orders were in effect related to imports of wire rod from Brazil, China, Italy and Turkey.

The duties imposed as part of these orders are periodically reassessed through the administrative review process. In addition, every five years the U.S. Government conducts sunset reviews to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative decisions allow the orders to continue for an additional five years. The sunset review for rebar from Belarus, China, Indonesia, Latvia, Moldova, Poland and Ukraine was initiated in June 2018, and, following an affirmative decision in October 2018, orders covering these countries remain in place for another five years. The first sunset review covering rebar from Mexico and Turkey (from the 2014 investigation) commenced in October 2019, and, following an affirmative decision in September 2020, orders covering these countries remain in place for another five years. The third sunset review covering wire rod from Brazil, Indonesia, Mexico, Moldova and Trinidad and Tobago, was initiated in June 2019, and, following an affirmative decision in July 2020, orders covering these countries remain in place for another five years.

There are antidumping and countervailing duty orders in effect in Canada covering rebar from Belarus, China, Chinese Taipei (Taiwan), Hong Kong, Japan, South Korea, Portugal, Spain and Turkey that we expect will continue to lead to a reduction in the volume of imports into Canada from these countries.

The long-term effectiveness of existing antidumping and countervailing duty orders related to imports of wire rod and rebar products is largely uncertain and is impacted by the U.S. Government’s ability to efficiently identify and respond to violations of U.S. international trade laws affecting CSS’s steel manufacturing operations.

In March 2018, the President of the United States imposed tariffs in the amount of 25 percent and 10 percent on imports of certain steel and aluminum products, respectively. The imposition of the tariffs was the conclusion of an investigation started in April 2017 under Section 232 of the Trade Expansion Act of 1962 that allows for an exemption from normal international trade rules if imports of a product are harming national security. Currently, imports from Argentina, Australia, Brazil and South Korea are exempt from these duties pursuant to various agreements, including quotas. Further, while the President of the United States initially imposed an additional 25% tariff on imports from Turkey, that order was rescinded in May 2019. Also, in May 2019, the President announced an agreement with Canada and Mexico that eliminated the Section 232 tariffs on steel from those countries. As part of the agreement, Canada and Mexico also suspended their retaliatory duties on U.S. imports. The elimination of the 25% duty on U.S.-origin steel imports into Canada has allowed CSS to resume shipping steel to Western Canada. Sales of finished steel products to customers in Canada represented 6%, 3%, and 7% of our steel mill’s external sales in fiscal 2020, 2019, and 2018, respectively. The European Union continues to impose retaliatory duties on U.S.-origin steel imports. The Department of Commerce also implemented an exclusion process whereby U.S. entities can request that certain products be excluded from the Section 232 tariffs. CSS reviews any exclusion requests relevant to its product line to determine whether an objection might be appropriate.

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

11 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

These environmental laws regulate, among other things, the release and discharge of hazardous materials into the air, water and ground; exposure to hazardous materials; and the identification, storage, treatment, handling and disposal of hazardous materials.

Concern over climate change, including the impact of global warming, has led to significant U.S. and international regulatory and legislative initiatives to limit greenhouse gas (“GHG”) emissions. In 2007, the U.S. Supreme Court ruled that the United States Environmental Protection Agency (“EPA”) was authorized to regulate carbon dioxide under the U.S. Clean Air Act. The EPA subsequently initiated a series of regulatory efforts aimed at addressing GHGs as pollutants, including finding that GHG emissions endanger public health, implementing mandatory GHG emission reporting requirements, and setting carbon emission standards for light-duty vehicles.

Environmental legislation and regulations have changed rapidly in recent years, and it is likely that we will be subject to even more stringent environmental standards in the future. Legislation has been proposed in the U.S. Congress to address GHG emissions and global climate change, including “cap and trade” programs, and some form of federal climate change legislation or additional federal regulation is possible. A number of states, including states in which we have operations and facilities, have considered, are considering or have already enacted legislation or executive action to develop information or address climate change and GHG emissions, including state-level “cap and trade” programs. Currently, we are required to annually report GHG emissions from our steel mill to the State of Oregon Department of Environmental Quality and the EPA, and in March 2020, the Governor of Oregon issued an executive order directing state agencies to take certain actions to reduce and regulate GHG emissions including development of a “cap and reduce” program that would cover large stationary sources.

Although our objective is to maintain compliance with applicable environmental laws and regulations, we have, in the past, been found to be not in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. See discussion in Part I, Item 1A. Risk Factors and Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

In fiscal 2020, capital expenditures related to environmental projects were $10 million, and we expect to spend in the range of $24 million on capital expenditures related to environmental projects in fiscal 2021.

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

GHG legislation and regulation is expected to have an effect on the future price of electricity, especially electricity generated using carbon-based fuels. Since the electricity supply for CSS includes a significant element of hydro-generated production which is not subject to GHG legislation and regulation, CSS’s energy costs are less likely to be impacted than those of competitors using electricity generated by carbon-based fuels. In addition, demand for scrap metal may increase from mills with blast furnaces as they seek to maximize the scrap metal component of raw material infeed, which requires less energy than melting iron ore.

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

12 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Physical Impacts of Climate Change on Our Costs and Operations

There has been public discussion that climate change may be associated with higher temperatures, lower snowpack, drier forests, rising sea levels as well as extreme weather events and conditions such as more intense hurricanes, thunderstorms, tornadoes, wildfires and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our shredders and ship products to our customers. Periods of extended adverse weather conditions may inhibit construction activity utilizing our products, scrap metal inflows to our recycling facilities, and retail admissions and parts sales at our auto parts stores. Potential adverse impacts from climate change, including rising temperatures and extreme weather events and conditions, may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

Employees

As of September 30, 2020, we had 3,032 full-time employees, consisting of 2,259 employees at AMR, 576 employees at CSS and 197 corporate administrative and shared services employees. Of these employees, 688 were covered by collective bargaining agreements. The Cascade Steel Rolling Mills contract with the United Steelworkers of America, which covers 284 of these employees, was renewed and ratified in October 2019 and will expire on March 31, 2022. We believe that in general our labor relations are good.

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate. Each of the executive officers has been employed by the Company for more than five years.

At October 22, 2020, the executive officers of the Company were as follows:

Name	Age	Office
Tamara L. Lundgren	63	Chairman, President and Chief Executive Officer(1)
Richard D. Peach	57	Executive Vice President, Chief Financial Officer and Chief Strategy Officer(2)
Michael R. Henderson	61	Senior Vice President and President, Operations(3)
Steven G. Heiskell	51	Senior Vice President and President, Recycling Products & Services(4)
Peter B. Saba	59	Senior Vice President, General Counsel and Corporate Secretary(5)
Erich D. Wilson	52	Senior Vice President, Chief Human Resources Officer, and Chief of Corporate Operations(6)
Stefano R. Gaggini	49	Vice President, Deputy Chief Financial Officer and Chief Accounting Officer(7)

(1)	Ms. Lundgren was appointed President and Chief Executive Officer in December 2008 and also was appointed Chairman of the Board of Directors in March 2020.
(2)

Mr. Peach was appointed Senior Vice President and Chief Financial Officer in December 2007. Mr. Peach also served as Chief of Corporate Operations from September 2016 until March 2020 and was appointed Executive Vice President, Chief Financial Officer and Chief Strategy Officer in March 2020.

(3)

Mr. Henderson served as Senior Vice President and Co-President of the Auto and Metals Recycling business from April 2015 until March 2020, and also served as Co-President of the Cascade Steel and Scrap business from June 2017 until March 2020. Mr. Henderson was appointed Senior Vice President and President, Operations in March 2020.

(4)

Mr. Heiskell served as Senior Vice President and Co-President of the Auto and Metals Recycling business from April 2015 until March 2020. Mr. Heiskell was appointed Senior Vice President and President, Recycling Products & Services in March 2020.

(5)	Mr. Saba was appointed Senior Vice President, General Counsel and Corporate Secretary in July 2015.
(6)

Mr. Wilson served as Director, Human Resource Operations from August 2015 until March 2020. Mr. Wilson was appointed Senior Vice President, Chief Human Resources Officer and Chief of Corporate Operations in March 2020.

(7)

Mr. Gaggini served as Vice President, Corporate Controller and Principal Accounting Officer from December 2013 until September 2018. Since September 2018, Mr. Gaggini has served as Vice President, Deputy Chief Financial Officer and Chief Accounting Officer.

13 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

We may use our website as a channel for distributing material Company information. Financial and other material information regarding our Company is routinely posted on and accessible at http://www.schnitzersteel.com/investors.aspx. You may register your e-mail under the caption “Investors – E-mail Alerts” to receive e-mail notifications of new company information.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak resulted in governments around the world implementing stringent measures to help control the spread of the virus, followed by phased regulations and guidelines for reopening communities and economies. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further negative impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Due in large part to the impacts of and response to the spread of COVID-19, global economic conditions declined sharply during the third quarter of fiscal 2020, resulting in historic unemployment levels, rapid changes in supply and demand in certain industry sectors, businesses switching to remote work or ceasing operations, and consumers eliminating, restricting or redirecting spending. The economic downturn adversely affected demand for our products and contributed to weaker supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. During fiscal 2020, in particular the third quarter, our operations, margins and results were adversely impacted by lower sales volumes of recycled metals driven by severely constrained supplies of scrap metal including end-of-life vehicles, leading to lower processed volumes at our recycling facilities. We also experienced significant decreases in selling prices for our recycled metal products, softer demand, supply chain disruptions, reduced availability of shipping containers, and other logistics constraints.

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

14 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In addition, as a result of COVID-19, we have experienced reductions in the availability of credit insurance that we have historically used to cover a portion of our recycled metal and finished steel sales to domestic customers, which reduced availability may increase our exposure to customer credit risk. Furthermore, the progression of and global response to the COVID-19 outbreak has caused and increases the risk of further delays in construction activities and equipment deliveries related to our capital projects, including delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they may impact or delay the timing of anticipated benefits on capital projects.

Our bank credit agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of COVID-19 may negatively impact our ability to comply with these covenants, which has caused us to obtain an amendment temporarily relaxing the consolidated fixed charge coverage ratio until the quarter ended May 31, 2021, and which could lead us to seek further amendments or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on financial markets at such time.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, continually changing and difficult to predict, the pandemic’s impacts on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, are also uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transportation and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies and on levels of economic activity; the availability of federal, state or local funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While we expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

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

15 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including us, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. The parties filed various motions to dismiss or stay this suit, and in August 2019, the court issued an order denying the motions to dismiss and staying the action. We intend to defend against the claims in this suit and do not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to us.

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

In the ROD, the EPA acknowledged that much of the data used in preparing the ROD was more than a decade old and would need to be updated with a new round of “baseline” sampling to be conducted prior to the remedial design phase. Accordingly, the ROD provided for additional pre-remedial design investigative work and baseline sampling to be conducted in order to provide a baseline of current conditions and delineate particular remedial actions for specific areas within the Site. This additional sampling was required prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data are collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. Following issuance of the ROD, EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work identified in the ROD under a new consent order.

16 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. EPA has reviewed the report, finding with a few limited corrections that the data is of suitable quality and generally acceptable and stating that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, EPA did not agree that the data or the analysis warrants a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. We and other PRPs disagree with EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for the Site during the remedial design phase.

EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since executed consent agreements for remedial design work covering a little more than half of the remedial action areas at the Site. Because of EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, we elected not to enter into a consent agreement for remedial design with respect to any of the subareas at the Site. On March 26, 2020, EPA issued a unilateral administrative order (UAO) to us and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Following a conference with us to discuss the UAO and written comments submitted by us, EPA made limited modifications to the UAO and issued an amendment to the UAO on April 27, 2020 with an effective date of May 4, 2020. As required by the UAO, we notified EPA of our intent to comply with the UAO on the effective date while reserving all of our sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject us to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at approximately $4 million. We have agreed with the other respondent to the UAO, MMGL, that we will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. We estimated that our share of the costs of performing such work under the UAO would be approximately $3 million, which we recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. We have insurance policies that we believe will provide reimbursement for costs we incur for remedial design, but not for any penalties. We also expect to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs.

Our environmental liabilities as of August 31, 2020 and 2019 include $4 million and $1 million, respectively, relating to Portland Harbor.

Except for certain early action projects in which we are not involved, remediation activities are not expected to commence for a number of years. Moreover, remediation activities at the Site are expected to be sequenced, and the order and timing of such sequencing has not been determined. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a separate allocation process, which is on-going. We expect the next major stage of the allocation process to proceed in parallel with the remedial design process.

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

We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site. Most of these policies jointly insure us and MMGL, as the successor to a former subsidiary of ours. We and MMGL have negotiated the settlement with certain insurers of claims against them related to the Site, continue to seek settlements with other insurers and formed a Qualified Settlement Fund (“QSF”) which became

17 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

operative in the fourth quarter of fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by us or MMGL in connection with the Site. These insurance policies and the funds in the QSF may not cover all of the costs which we may incur.

Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, dividends, share repurchases and acquisitions. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions may adversely affect our operating results, financial condition and cash flows

We generate a substantial portion of our revenues from sales to customers located outside the U.S., including countries in Asia, the Mediterranean region and North, Central and South America. In each of the last three years, exports comprised approximately 66 to 71 percent of AMR’s ferrous sales volumes and 60 to 63 percent of AMR’s nonferrous sales volumes. Further, in certain years prior to fiscal 2019, total sales to customers in China exceeded 10 percent of our consolidated revenues. Our ability to sell our products profitably, or at all, into international markets is subject to a number of risks including adverse impacts of political, economic, military, terrorist or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs or other protectionist trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. The occurrence of such events and conditions may adversely affect our operating results, financial condition and cash flows.

For example, in fiscal 2017, regulators in China began implementing the National Sword initiative involving inspections of Chinese industrial enterprises, including recyclers, in order to identify rules violations with respect to discharge of pollutants or illegally transferred scrap imports. Restrictions resulting from the National Sword initiative include a ban on certain imported recycled products, lower contamination limits for permitted recycled materials, and more comprehensive pre- and post-shipment inspection requirements. Disruptions in pre-inspection certifications and stringent inspection procedures at certain Chinese destination ports have limited access to these destinations and resulted in the renegotiation or cancellation of certain nonferrous customer contracts in connection with the redirection of such shipments to alternate destinations. Commencing July 1, 2019, China imposed further restrictions in the form of import license requirements and quotas on certain scrap products, including certain nonferrous products we sell. Chinese import licenses and quotas are issued to Chinese scrap consumers on a quarterly basis for the importation of scrap products. Since the implementation of this program, the size of import quotas has been steadily reduced on a quarter-over-quarter basis. We have continued to sell our recycled metal products into China; however, additional or modified license requirements and quotas, as well as additional product quality requirements, may be issued in the future. We believe that the potential impact on our recycling operations of the Chinese regulatory actions described above could include requirements that would necessitate additional processing and packaging of certain nonferrous recycled scrap metal products, increased inspection and certification activities with respect to exports to China, or a change in the use of our sales channels in the event of delays in the issuance of licenses, restrictive quotas or an outright ban on certain or all of our recycled metals products by China. As regulatory developments progress, we may need to make further investments in nonferrous processing equipment beyond existing planned investments where economically justified, incur additional costs in order to comply with new inspection requirements, or seek alternative markets for the impacted products, which may result in lower sales prices or higher costs and may adversely impact our business or results of operations.

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

18 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales

Our businesses require certain materials that are sourced from third party suppliers. Although the synergies from our integrated operations allow us to be our own source for some raw materials, particularly with respect to scrap metal for our steel manufacturing operations, we rely on other suppliers for most of our raw material and other input needs, including inputs to steel production such as graphite electrodes, alloys and other required consumables. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material and other input costs, and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower scrap metal prices suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. For instance, in the third quarter of fiscal 2020 a lower price environment for recycled metals in combination with economic and other restrictions on suppliers relating to COVID-19 severely constricted the supply of scrap metal including end-of-life vehicles, which resulted in significantly reduced processed volumes. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity in the scrap recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials and other inputs to steel production such as graphite electrodes, alloys and other required consumables, could adversely impact our ability to make steel to the specifications of our customers.

Significant decreases in scrap metal prices may adversely impact our operating results

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled scrap metal are subject to market forces beyond our control. While we attempt to respond to changing recycled scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled scrap metal sales prices, which may adversely impact our operating income and cash flows. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices.

For instance, in fiscal 2020, weaker market conditions for recycled metals, including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 in large part due to the impacts of the COVID-19 pandemic, and structural changes to the market for certain recycled nonferrous products primarily from Chinese import restrictions and tariffs, resulted in periods of sharply declining commodity prices and lower average net selling prices for our ferrous and nonferrous recycled metal products compared to fiscal 2019. As a result, operating margins at AMR in fiscal 2020 compressed as the decline in average net selling prices for our recycled metal products outpaced the reduction in purchase costs for raw materials.

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

19 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Goodwill impairment charges may adversely affect our operating results

Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. As of August 31, 2020, we had $170 million of goodwill on our balance sheet, almost all of which was carried by a single reporting unit within AMR. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of one or more of our reporting units with allocated goodwill may be below its carrying amount. When testing goodwill for impairment, we may be required to measure the fair value of the reporting units in order to determine the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, operating margins, capital expenditures, working capital requirements, discount rates, tax rates, terminal growth rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. A lack of recovery or further deterioration in market conditions, a trend of weaker than anticipated financial performance for one of our reporting units with allocated goodwill, a decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, are indicators that the carrying value of our goodwill may not be recoverable. We may be required to record a goodwill impairment charge that, if incurred, could have a material adverse effect on our financial condition and results of operations. See Note 7 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Impairment of long-lived assets and equity investments may adversely affect our operating results

Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If, as a result of the impairment test, we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations. We recorded impairment charges of $6 million on long-lived tangible and lease right-of-use assets associated with certain regional metals recycling operations and auto parts stores in fiscal 2020. With respect to our investments in unconsolidated entities accounted for under the equity method, a loss in value of an investment is recognized when the decline is other than temporary. With respect to our $6 million equity investment in a privately-held waste and recycling entity that does not have a readily determinable fair value, we would recognize an impairment charge if our qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. Impairment of our equity investments could have a material adverse effect on our results of operations. See Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail on long-lived asset and joint venture investment impairment charges.

Failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements may impact our operating results and cash flows

We make significant investments in processing and manufacturing technology improvements aimed at increasing the efficiency and capabilities of our businesses and to maximize our economies of scale. Such improvements may be subject to many factors including, but not limited to, permitting, construction, equipment delivery, commissioning and technology performance risks, some of which are outside our control and could result in further delays in such projects or require us to incur additional costs. Failure to realize or delays in realizing the anticipated benefits and to generate adequate returns on such capital improvement projects may have a material adverse effect on our results of operations and cash flows.

20 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives may adversely impact our operating results

During the past several years, we implemented a number of productivity improvement, cost savings and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. These initiatives included idling underutilized assets and closing facilities to more closely align our business to market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and further reducing our annual operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions, savings from procurement activities, streamlining of administrative and supporting services functions, and other non-headcount measures. In fiscal 2019, we implemented productivity initiatives targeted to achieve $35 million in annual benefits through a combination of production cost efficiencies, reductions in selling, general and administrative expenses and increases in retail sales. In fiscal 2020, we implemented productivity initiatives targeted to achieve $15 million in realized benefits in fiscal 2020 by further reducing our annual operating expenses, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We may undertake similar or additional productivity initiatives in the future in the normal course or in response to market conditions. Our ability to achieve or sustain the anticipated cost reductions and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control.

We incurred restructuring charges and other exit-related activities in fiscal 2020, 2019 and 2018 as a result of these initiatives and may incur such charges in the future. Failure to achieve or sustain the expected cost reductions and other benefits related to these productivity improvements, cost savings and restructuring initiatives could have a material adverse effect on our results of operations and cash flows.

We may be unable to renew facility leases, thus restricting our ability to operate

We lease a significant portion of our facilities, including the substantial majority of our auto parts facilities. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Failure to renew these leases or find suitable alternative locations for our facilities may impact our ability to continue operations within certain geographic areas, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences

We may make acquisitions of or expand into complementary businesses to enable us to enhance our customer base and grow our revenues. Execution of any past or potential future acquisition or expansion involves a number of risks, including:

•	Difficulty integrating the acquired businesses’ personnel and operations;
•	Challenges in obtaining permits or meeting other regulatory requirements;
•	Potential loss of key employees, customers or suppliers of the acquired business;
•	Difficulties in realizing anticipated cost savings, efficiencies and synergies;
•	Unexpected costs;
•	Inaccurate assessment of or undisclosed liabilities;
•	Inability to maintain uniform standards, controls and procedures;
•	Disruption to existing businesses; and
•	Difficulty in managing growth.

21 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

If we do not successfully execute on acquisitions or expansions and the acquired or expanded businesses do not perform as projected, our financial condition and results of operations could be materially adversely affected.

Changing economic conditions may result in customers not fulfilling their contractual obligations

We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its payment obligation under the contract prior to our shipment of the cargo. In times of changing economic conditions, including during periods of sharply falling scrap metal prices, there is an increased risk that customers may not be willing or able to fulfill their contractual obligations or open letters of credit. As of August 31, 2020 and 2019, 40% and 32%, respectively, of our accounts receivable balance were covered by letters of credit.

Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products

A significant portion of our recycled scrap metal revenues is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, the Mediterranean region and North, Central and South America. A strengthening U.S. dollar, as experienced during recent years including fiscal 2020, makes our products more expensive for non-U.S. customers, which may negatively impact export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products thereby reducing demand for our products.

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

Potential limitations on our ability to access capital resources may restrict our ability to operate

Our operations are capital intensive. Our business also requires substantial expenditures for routine maintenance. While we expect that our cash requirements, including the funding of capital expenditures, debt service, dividends, share repurchases and investments, will be financed by internally generated funds or from borrowings under our secured committed bank credit facilities, there can be no assurance that this will be the case. Additional acquisitions could require financing from external sources. Although we believe we have adequate access to contractually committed borrowings, we could be adversely affected if we are not able to meet the conditions required to incur such borrowing or if our banks ceased lending or were unable to honor their contractual commitments. Failure to access our credit facilities could restrict our ability to fund operations, make capital expenditures or execute acquisitions.

The agreement governing our bank credit facilities imposes certain restrictions on our business and contains financial covenants

Our secured bank credit facilities contain certain restrictions on our business which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. These restrictions may affect our ability to operate our business or execute our strategy and may limit our ability to take advantage of potential business opportunities as they arise. Our bank credit agreement also requires that we maintain certain financial and other covenants, including a consolidated fixed charge coverage ratio and a consolidated leverage ratio and, for each of the fiscal quarters ending August 31, 2020 through May 31, 2021, a consolidated asset coverage ratio. Our ability to comply with these covenants may also be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with any of these restrictions or financial covenants could result in an event of default under the bank credit agreement, and permit our lenders to cease lending to us and declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. This could require us to refinance our bank facilities, which we may not be able to do at terms acceptable to us, or at all.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Consolidation in the steel industry may reduce demand for our products

There has been consolidation in the steel industry that has included steel mills acquiring steel fabricators to ensure demand for their products. If any of our steel mill’s significant remaining customers were to be acquired by competing steel mills, this could reduce the demand for our products and force us to lower our prices, reducing our revenues, or to reduce production, which could increase our unit costs and have a material adverse effect on our financial condition and results of operations.

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

Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. For instance, certain facilities in California, Oregon and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires, although the impact on our operations was not significant. We have insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance and there can be no assurance that insurance will continue to be available on acceptable terms. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events could have a material adverse effect on our financial condition, results of operations and cash flows.

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

23 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity

We spend substantial resources ensuring that we comply with domestic and foreign regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade and governmental matters that arise in the course of our business and in our industry. For example, legal proceedings can include those arising from accidents involving Company-owned vehicles, including Company tractor trailers. In some instances, such accidents and the related litigation involve accidents that have resulted in third party fatalities. An outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings and contingencies, see “Legal Proceedings” in Part I, Item 3 and “Contingencies – Other” within Note 9 - Commitments and Contingencies in Part II, Item 8 of this report.

Climate change may adversely impact our facilities and our ongoing operations

The potential physical impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present, for example rising sea levels at our deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our shredders and ship products to our customers. Extreme weather events and conditions, such as hurricanes, thunderstorms, tornadoes, wildfires and snow or ice storms, may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Increased frequency and duration of adverse weather events and conditions may also inhibit construction activity utilizing our products, scrap metal inflows to our recycling facilities, and retail admissions and parts sales at our auto parts stores. Potential adverse impacts from climate change, including rising temperatures and extreme weather events and conditions, may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

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

On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The effects of the Tax Act have been incorporated into our financial results beginning in the second quarter of fiscal 2018. There is a risk that certain aspects of the Tax Act could be repealed or otherwise modified or that states or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

24 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Property tax increases due to reassessments and property tax rate changes may adversely affect our financial results

Real property taxes on our owned and leased properties may increase as these properties are reassessed by taxing authorities or as property tax rates change, which could have a material impact on our future results of operations. For instance, the State of California previously passed a law commonly referred to as Proposition 13, which generally limits annual real estate tax increases on California properties to 2% of assessed value per annum. From time to time, various groups have proposed repealing Proposition 13, or providing for modifications such as a “split roll tax,” whereby commercial property, for example, would be taxed at a higher rate than residential property. Such a split roll tax is on the November 2020 ballot in California which, if approved, would require taxes on such properties located in the State of California to be assessed based on the basis of fair market value as opposed to purchase price, commencing in fiscal 2022. Given the outcome of the November 2020 ballot in California is uncertain, and that we cannot predict the Company’s portfolio of properties in California subject to any changes in future periods, the impact on our operations or results related to this potential change and other property tax changes remains uncertain and cannot be quantified, but could be material.

One or more cybersecurity incidents may adversely impact our financial condition, results of operations and reputation

Our operations involve the use of multiple systems, some of which are outsourced to certain third party service and hosting providers, that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results and strategies. We face global cybersecurity risks and threats on a continual and ongoing basis, which include, but are not limited to, attempts to access systems and information, computer viruses, or denial-of-service attacks. These risks and threats range from uncoordinated individual attempts to sophisticated and targeted measures. Increased numbers of employees working remotely increases our exposure to cyber-threats. While we are not aware of any material cyber-attacks or breaches of our systems to date, we have and continue to implement measures to safeguard our systems and information and mitigate potential risks, including employee training around phishing, malware and other cyber risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including breaches of our security measures or those of our third party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations and/or reputational damage, potential liability and increased remediation and protection costs, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, as cybersecurity risks become more sophisticated, we may need to increase our investments in security measures which could have a material adverse effect on our financial condition and results of operations.

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

25 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. In recent years, capital expenditures for environmental projects have increased and have represented a significant share of our total capital expenditures. Future environmental compliance costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding emissions, groundwater and other testing requirements and new information on emission or contaminant levels, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues related to climate change. We have seen an increased focus by federal, state and local regulators on metals recycling and auto dismantling facilities and new or expanding regulatory requirements.

Our operations use, handle and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims, including government fines and penalties, costs for investigation and clean-up activities, claims for natural resources damages and claims by third parties for personal injury and property damage, under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition, results of operations and cash flows. See also the risk factor “Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity” in this Item 1A and “Contingencies – Environmental” in Note 9 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Compliance with existing and future climate change and greenhouse gas emission laws and regulations may adversely impact our operating results

Future legislation or increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain and the future of these programs or measures is unknown. For example, in March 2020, the Governor of Oregon issued an executive order directing state agencies to take certain actions to reduce and regulate GHG emissions including development of a “cap and reduce” program that would cover large stationary sources in the state. The scope and timing of that program are unclear. Future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such requirements. Until the timing, scope and extent of any future laws or regulations becomes known, we cannot predict the effect on our financial condition, operating performance or ability to compete. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products. See “Business - Environmental Matters” in Part I, Item 1 of this report for further detail.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans

As discussed in Note 12 - Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we contribute to the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of our steel mill. Because we have no current intention of withdrawing from the WISPP, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Our contributions to the WISPP could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to it, the inability or failure of withdrawing employers to pay their withdrawal liabilities, or other funding deficiencies, as we would need to fund the retirement obligations of these employers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

27 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. PROPERTIES

Our facilities and administrative offices by division, type and location were as follows as of August 31, 2020:

			Number of Facilities
Division	Type	Location	Owned(1)			Leased
AMR:	Administrative Offices	California	—			2
		New Jersey	—			1
		Rhode Island	—			1
	Auto Parts Stores	Alberta, Canada	—			3
		Arkansas	—			1
		British Columbia, Canada	—			1
		California(2)	3			16
		Florida	—			1
		Illinois	—			1
		Indiana	1			—
		Kansas	—			1
		Missouri	1			3
		Nevada	—			2
		Ohio	—			1
		Oregon	—			2
		Rhode Island	2			—
		Texas	—			4
		Utah	—			1
		Virginia	—			1
		Washington	1			4
	Metals Recycling	Alabama	3			—
		British Columbia, Canada	—			4
		California	4	[A]	[B]	—
		Georgia	8			—
		Hawaii	1	[A]	[B]	1
		Maine	2			—
		Massachusetts	2	[A]	[B]	1
		Montana	1			—
		Nevada	—			1
		New Hampshire	2			—
		Puerto Rico	1	[A]	[B]	3
		Rhode Island	1			1	[A]
		Tennessee	1			—
		Washington	2	[A]	[B]	—
CSS:	Steel Mill	Oregon	1			—
	Steel Distribution	California	1			—
	Metals Recycling	Oregon	4	[A]	[B]	—
		Washington	1			—
Corporate:	Administrative Offices	Oregon	—			1
		Total Operating Facilities and Administrative Offices	43			58
		Non-Operating(3)	10			12
			53			70

[A]	Operation includes a deep water port. Puerto Rico and Hawaii operations access deep water ports through public docks.
[B]	Includes large-scale shredding operations.
(1)	Includes eight primarily owned facilities where an adjacent or supplementary parcel of the site is leased.
(2)	Three sites are jointly owned with minority interest partners.
(3)	Non-operating sites consist of owned and leased real properties, some of which are sublet to external parties.

28 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We consider all operating properties, both owned and leased, to be well-maintained, in good operating condition and suitable and adequate to carry on our business. For further discussion of our operating properties, see “AMR-Business,” “AMR-Distribution,” “CSS-Business” and “CSS-Distribution” in Part I, Item 1 of this report

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters that arise in the ordinary course of business involving normal and routine claims, including environmental compliance matters. Such proceedings include, but are not limited to, proceedings relating to our status as a potentially responsible party with respect to the Portland Harbor Superfund Site, proceedings relating to other legacy environmental issues, and proceedings arising from accidents involving Company-owned vehicles, including Company tractor trailers. For additional information regarding such matters, see Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report. Except as described in such Note, we currently believe that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

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

We are continuing settlement discussions with the Alameda County District Attorney and the California Office of the Attorney General (COAG), the latter on behalf of certain state agencies, regarding alleged violations of environmental requirements, including but not limited to those related to hazardous waste management and water quality, at one of our operations in California stemming from investigations initiated in 2013 and inspections conducted in 2015. In conjunction with the on-going settlement discussions, we have completed or have underway various facility upgrades funded through our capital expenditure budget that we believe resolve the underlying environmental concerns identified by the agencies. We have also continued to dispute certain of the allegations that have been raised and maintain that the operational practices giving rise to those allegations were in compliance with applicable laws. To date, no complaint has been filed by the District Attorney or the State of California, although we anticipate that the settlement of this matter will ultimately involve the simultaneous filing of a complaint and a stipulation (settlement). We have agreed to settle the matter for $4.1 million, of which $2.05 million is for civil penalties and reimbursement of the agencies’ enforcement costs and $2.05 million will fund Supplemental Environmental Projects. The settlement is subject to finalization of the stipulation and settlement agreement and final approval by the agencies of the settlement.

The COAG has also received a formal enforcement referral relating to another facility that we operate in California. This matter grew out of a Department of Toxic Substances Control (DTSC) inspection of the facility in 2013 and subsequent issuance of a Summary of Violations in 2015 setting forth a number of alleged violations relating to hazardous waste management requirements. We disputed the allegations in our response to the Summary of Violations, and DTSC referred the matter to COAG. While COAG, DTSC and Schnitzer Fresno, Inc., a wholly-owned subsidiary, which operates the facility, agreed in April 2018 to settle the matter for $490 thousand, of which $368 thousand shall be paid as a civil penalty and $122 thousand shall be paid for agency investigation and enforcement costs, the parties were not able to reach agreement on the injunctive terms of the settlement agreement, and on June 25, 2020, the COAG, on behalf of DTSC, served a complaint for permanent injunction and civil penalties on Schnitzer Fresno, Inc. that was filed in the Superior Court of the State of California, County of Fresno. While we plan to continue to pursue settlement discussions consistent with the previously agreed terms, we are vigorously defending against the action. We do not believe the resolution of this matter will be material to our financial position, results of operations, cash flows or liquidity.

In July 2017, we were informed that the New Hampshire Office of the Attorney General (NHOAG) is contemplating bringing a civil action in connection with a legacy environmental issue at a closed facility in New Hampshire owned and previously operated by New England Metal Recycling LLC (NEMR), an indirectly wholly-owned subsidiary. This matter had been formally referred to the NHOAG and relates to subsurface automotive shredder residue (ASR) located at the site that we discovered and self-reported in response to findings from a routine inspection of the site by the New Hampshire Department of Environmental Services (NHDES) in May 2015. It appears that this subsurface ASR dates back to 2006 or before and may have resulted from the failure to complete a corrective action plan in 2006, although a former NEMR employee reported at the time that the work had been completed. In April 2017, NEMR received a letter of deficiency alleging violations of environmental requirements relating to the characterization and disposal of hazardous waste in connection with the subsurface ASR. We have commenced removal of a portion of the material and are finalizing agreement with the NHDES on a remedial action plan for the remainder of the material. On June 15, 2018, the NHOAG sent a letter indicating their intent to

29 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

file a petition seeking civil penalties and injunctive relief in this matter. The letter included a draft petition and stated the NHOAG’s interest in beginning negotiations which may lead to a resolution of this matter. NEMR has entered into a consent decree with the NHOAG, acting on behalf of NHDES, to resolve the enforcement matter, including a civil penalty in the amount of $2.7 million and the schedule for completing the remaining remedial work.

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

In July 2019, the Company received a Notice of Violation (NOV) from the Bay Area Air Quality Management District (BAAQMD) with respect to alleged violations of a BAAQMD rule identified through testing conducted following the installation of additional emission controls at one of our facilities in Oakland, California. Prior testing and all previously known industry data had indicated the facility was in compliance with this BAAQMD rule. Upon receipt of the emerging testing data, the Company responded appropriately by submitting applications to the BAAQMD for a Title V Major Source air permit in October 2018 and to install additional emission control equipment in July 2019. These pro-active actions and permitting efforts were expected to preclude enforcement associated with the new emissions information. However, during the course of its review of the permit applications, BAAQMD determined that formal resolution of the NOV is warranted because current emissions exceed thresholds set in the BAAQMD rule. BAAQMD and the Company have agreed on the terms of a Compliance and Settlement Agreement (CSA) to cover the period pending installation of the additional emissions controls. The CSA provides for the payment of a civil penalty in the amount of $400,000, a suspended payment in the amount of $100,000 to be forgiven in the event the Company completes the compliance work by the agreed deadline and the purchase by the Company of certain emission reduction credits.

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

30 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol SCHN. There were 159 holders of record of Class A common stock on October 20, 2020. Our Class A common stock has been trading since November 16, 1993. There was one holder of record of Class B common stock on October 20, 2020. Our Class B common stock is not publicly traded.

We declared our 106th consecutive quarterly dividend in the fourth quarter of fiscal 2020. The payment of future dividends is subject to approval by our Board of Directors and continued compliance with the terms of our credit agreement. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for further discussion of our credit agreement.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock when management deems such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other factors, our cash needs, the availability of funding, our future business plans and the market price of our stock. We repurchased approximately 527 thousand shares for a total of $13 million in open-market transactions in fiscal 2019, and approximately 53 thousand shares for a total of $0.9 million in open-market transactions in fiscal 2020. No share repurchases occurred in the fourth quarter of fiscal 2020. As of August 31, 2020, there were approximately 706 thousand shares available for repurchase under the program.

The share repurchase program does not require us to acquire any specific number of shares, and we may suspend, extend or terminate the program at any time without prior notice and the program may be executed through open-market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs.

Securities Authorized for Issuance under Equity Compensation Plans

See Note 13 - Share-Based Compensation in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for information regarding securities authorized for issuance under share-based compensation plans.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Performance Graph

The following graph and related information compares cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2015 through August 31, 2020, with the cumulative total return for the same period of (i) the S&P 500 Steel Index and (ii) the S&P 600 Metals & Mining Index. These comparisons assume an investment of $100 at the commencement of the five-year period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

	Year Ended August 31,
	2015	2016	2017	2018	2019	2020
Schnitzer Steel Industries(1)	$100	$113	$168	$169	$146	$136
S&P 500 Steel	$100	$112	$127	$144	$113	$105
S&P 600 Metals & Mining	$100	$101	$134	$139	$91	$90

(1)	Because of the composition of our major product categories, we have no direct market peer issuers.

32 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for each of the five years ended August 31, 2020. The selected consolidated financial and other data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Year ended August 31,
	2020	2019	2018	2017	2016
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share amounts)
Revenues	$1,712,343	$2,132,781	$2,364,715	$1,687,591	$1,352,543
Operating income (loss)(1)	$6,854	$83,865	$148,988	$56,013	$(7,842)
(Loss) income from continuing operations	$(2,105)	$58,570	$159,443	$47,368	$(16,240)
(Loss) income from discontinued operations, net of tax	$(95)	$(248)	$346	$(390)	$(1,348)
Net (loss) income attributable to SSI shareholders	$(4,145)	$56,345	$156,451	$44,511	$(19,409)
(Loss) income per share from continuing operations attributable to SSI shareholders (diluted)	$(0.15)	$2.01	$5.46	$1.60	$(0.66)
Net (loss) income per share attributable to SSI shareholders (diluted)	$(0.15)	$2.00	$5.47	$1.58	$(0.71)
Dividends declared per common share	$0.75	$0.75	$0.75	$0.75	$0.75
OTHER DATA:
Sales volumes (in thousands)(2):
AMR recycled ferrous metal (LT)(3)	3,372	3,740	3,708	3,145	2,899
AMR recycled nonferrous metal (pounds)	497,508	608,294	571,705	540,791	473,737
CSS finished steel products (ST)	505	478	519	496	488
Average net selling price(2)(4):
AMR recycled ferrous metal (per LT)	$236	$289	$317	$242	$193
AMR recycled nonferrous metal (per pound)	$0.55	$0.59	$0.72	$0.63	$0.60
CSS finished steel products (per ST)	$630	$713	$666	$534	$522

	August 31,
	2020	2019	2018	2017	2016
BALANCE SHEET DATA (in thousands):
Total assets	$1,229,927	$1,160,746	$1,104,817	$933,755	$891,429
Long-term debt, net of current maturities	$102,235	$103,775	$106,237	$144,403	$184,144

(1)

Operating income in fiscal 2020 includes asset impairment charges of $6 million and restructuring charges and other exit-related activities of $9 million. Operating loss in fiscal 2016 includes a goodwill impairment charge of $9 million, asset impairment charges of $21 million, and restructuring charges and other exit-related activities of $7 million. Each of asset impairment charges and restructuring charges and other exit-related activities were $1 million or less in each of fiscal 2019, 2018, and 2017.

(2)	Tons for recycled ferrous metal are LT (Long Ton, which is equivalent to 2,240 pounds) and for finished steel products are ST (Short Ton, which is equivalent to 2,000 pounds).
(3)

The Company sold to external customers or delivered to its steel mill an aggregate of 3,954 thousand, 4,319 thousand, 4,299 thousand, 3,628 thousand, and 3,289 thousand tons of ferrous recycled scrap metal in fiscal 2020, 2019, 2018, 2017, and 2016, respectively. Company-wide ferrous volumes include total ferrous sales volumes for AMR, ferrous tons sold externally by CSS, and ferrous tons delivered by CSS’s metals recycling operations to its steel mill, net of inter-segment eliminations.

(4)

In accordance with generally accepted accounting principles, the Company’s revenues include amounts billed to customers for freight; however, average net selling prices are shown net of amounts billed for freight.

33 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the fiscal years ended August 31, 2020 and 2019. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Part II, Item 8 of this report and the Selected Financial Data contained in Part II, Item 6 of this report.

For discussion of our results of operations for fiscal year 2018 including comparison to fiscal 2019 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2019, which was filed with the Securities and Exchange Commission on October 24, 2019.

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

We use segment operating income to measure our segment performance. We do not allocate corporate interest income and expense, income taxes and other income and expense to our segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both segments. In addition, we do not allocate certain items to segment operating income because management does not include the information in its measurement of the performance of the segments. Such unallocated items include restructuring charges and other exit-related activities, charges (net of recoveries) related to legacy environmental matters and provisions for certain legal matters. Because of the unallocated income and expense, the operating income of each segment does not reflect the operating income the segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

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

See Note 18 - Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding our current reportable segments, including a discussion of the primary activities of each reportable segment, total assets by reportable segment, operating results from continuing operations by reportable segment, revenues from external customers and concentration of sales to foreign countries.

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

34 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our results of operations also depend on the demand and prices for our finished steel products, the manufacture of which uses internally sourced ferrous recycled scrap metal as the primary feedstock, as well as other raw materials. Our steel mill in Oregon sells to industrial customers primarily in North America.

Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for ferrous and nonferrous recycled metal and finished steel products, the supply of scrap metal in our domestic markets, and varying demand for used auto parts from our self-service retail stores. Certain of these factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection at our facilities and production levels in our yards, and retail admissions and parts sales at our auto parts stores. Further, trade actions, including tariffs and any retaliation by affected countries, and licensing and inspection requirements can impact the level of profitability on sales of our products and, in certain cases, impede or restrict our ability to sell to certain export markets or require us to direct our sales to alternative market destinations, which can cause our quarterly operating results to fluctuate. For further information regarding the potential impact of changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions on our business and results of operations, see Part I, Item 1A. Risk Factors of this report.

Strategic Priorities

As we continue to closely monitor economic conditions, we remain focused on the following core strategies and plans to meet our business goals and objectives:

•	Long-term expansion of ferrous and nonferrous scrap metal supply and processing, sales volumes and operating margins;
•	Technology investments and process improvements to increase the separation and recovery of recycled materials from our shredding process and to expand product optionality;
•	Development of new products and expansion of recycling services and capabilities to reach a broader market, enhance customer value and increase operating margins;
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

Key economic factors and trends affecting the industries in which we operate

We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. Demand for most of our products is cyclical in nature and sensitive to changes in general economic conditions. The timing and magnitude of the economic cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. Global economic conditions, including impacts of the COVID-19 pandemic discussed below in this section, changes in supply and demand conditions, the strength of the U.S. dollar, the availability and price of raw material alternatives, and trade actions such as tariffs affect market prices for and sales volumes of recycled ferrous and nonferrous metal in global markets and steel products in the Western U.S. and can have a significant impact on the results of operations for our reportable segments.

In fiscal 2020, operating results at AMR decreased significantly compared to fiscal 2019 as weaker market conditions resulted in declining commodity prices and lower sales prices and volumes for our recycled metal products compared to the prior year. AMR experienced operating margin compression in fiscal 2020 as declining average net selling prices for our recycled metal products outpaced the reduction in purchase costs for raw materials. Market conditions for recycled metals weakened entering fiscal 2020 due to softer demand for finished steel globally at the time and structural changes to the market for certain recycled nonferrous products resulting primarily from Chinese import restrictions and tariffs. Market selling prices for ferrous recycled metal declined by approximately $60 per ton, or approximately 20%, between the beginning of August 2019 and October 2019, before recovering moderately during the remainder of the first half of fiscal 2020. Global economic conditions deteriorated significantly beginning in March 2020 in large part due to the impacts of the COVID-19 pandemic resulting in weaker market conditions for recycled metals and steel products. Market selling prices for ferrous recycled metal declined by approximately $70 per ton, or approximately 25%, in March

35 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

2020. The sharply declining price environment in combination with economic and other restrictions on suppliers relating to COVID-19 severely constricted the supply of scrap metal including end-of-life vehicles, which resulted in significantly lower processed volumes and a substantial adverse impact on operating margins and overall operating results at AMR. Market selling prices for ferrous recycled metal began to recover in May 2020 and continued to improve through the end of fiscal 2020, resulting in stronger demand for our products in the fourth quarter of fiscal 2020 compared to the prior quarter.

In fiscal 2019, market conditions for recycled metals weakened primarily due to slower global economic growth and the effects of tariffs and other regulatory measures, resulting in lower average net selling prices for our ferrous and nonferrous recycled metal products and lower ferrous export sales volumes compared to fiscal 2018. Operating results at AMR in fiscal 2019 decreased significantly compared to fiscal 2018 as a result of operating margin compression from the decline in average net selling prices for our recycled metal products which outpaced the reduction in purchase costs for raw materials. Domestic ferrous sales volumes in fiscal 2019 increased compared to the prior year, reflecting strong demand in the U.S. market particularly during the first half of fiscal 2019, partially offsetting the adverse impact of the weaker ferrous export market conditions and lower average net selling prices. Nonferrous average net selling prices in fiscal 2019 decreased significantly compared to fiscal 2018 primarily reflecting reduced demand for nonferrous products globally, as well as the continued impact of Chinese import restrictions and tariffs on certain nonferrous products put into place starting in the second half of fiscal 2018.

In fiscal 2020, CSS was impacted by an overall lower price environment for finished steel products compared to the prior year and, partially due to the impacts of the COVID-19 pandemic, reduced sales of ferrous recycled scrap metal. The effects of COVID-19 did not have a significant impact on sales volumes for our finished steel products as demand in West Coast construction markets remained steady.

In fiscal 2019, CSS benefited from reduced pressure from steel imports and higher net selling prices for finished steel products particularly during the first quarter of fiscal 2019, resulting in higher finished steel margins in fiscal 2019 compared to fiscal 2018. However, these benefits were more than offset by lower finished steel and recycled metal sales volumes and increased steel-making consumables costs compared to fiscal 2018, resulting in lower operating results at CSS year-over-year.

Coronavirus Disease 2019 (“COVID-19”)

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak resulted in governments around the world implementing stringent measures to help control the spread of the virus, followed by phased regulations and guidelines for reopening communities and economies. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. For example, on March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, a $2 trillion economic relief bill aimed at supporting individuals and businesses affected by the pandemic and economic downturn. See “Income Taxes” within Results of Operations below in this Item 7 for discussion of the impact of the CARES Act on our accounting for income taxes.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place restrictions on travel and in-person meetings and other physical distancing measures. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further unfavorable impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Due in large part to the impacts of and response to the spread of COVID-19, global economic conditions declined sharply during the third quarter of fiscal 2020, resulting in historic unemployment levels, rapid changes in supply and demand in certain industry sectors, businesses switching to remote work or ceasing operations, and consumers eliminating, restricting or redirecting spending. The economic downturn adversely affected demand for our products and contributed to weaker supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. Global economic conditions partially recovered during the fourth quarter of fiscal 2020, resulting in improved demand for our products compared to the third quarter. During fiscal 2020, in particular the third quarter, our operations, margins and results were adversely impacted by lower sales volumes of recycled metals driven by severely constrained supplies of scrap metal including end-of-life vehicles, leading to lower processed volumes at our recycling facilities. We also experienced significant decreases in selling prices for our recycled metal products, softer demand, supply chain disruptions, reduced availability of shipping containers, and other logistics constraints.

36 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

While we expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. For further discussion of the risks related to this matter, refer to Risk Factors in Part I, Item 1A of this report.

Executive Overview of Financial Results

We generated consolidated revenues of $1.7 billion in fiscal 2020, a decrease of 20% from the $2.1 billion of consolidated revenues generated in fiscal 2019, primarily due to significantly lower average net selling prices for our ferrous, nonferrous and finished steel products, and reduced ferrous and nonferrous sales volumes compared to the prior year. These decreases were driven by weaker market conditions for recycled metals and steel products compared to the prior year including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 primarily due to the impacts of the COVID-19 pandemic. Market selling prices for ferrous recycled metal declined sharply by approximately $70 per ton, or approximately 25%, in March 2020, before gradually recovering through the end of the fiscal year. In fiscal 2020, the average net selling prices for ferrous and nonferrous recycled metal at AMR were 18% and 7% lower, respectively, compared to the prior year. Steel revenues in fiscal 2020 decreased by 8% compared to the prior year reflecting the impact of lower average net selling prices for our finished steel products partially offset by higher finished steel sales volumes compared to the prior year.

Consolidated operating income was $7 million in fiscal 2020, compared to $84 million in fiscal 2019. Adjusted consolidated operating income was $27 million in fiscal 2020, compared to $89 million in fiscal 2019. See the reconciliation of adjusted consolidated operating income in Non-GAAP Financial Measures at the end of this Item 7.

AMR reported operating income in fiscal 2020 of $34 million, compared to $96 million in the prior year period. The decrease in AMR operating results in fiscal 2020 was primarily the result of operating margin compression from the decline in average net selling prices for our ferrous and nonferrous products which outpaced the reduction in purchase costs for raw materials. AMR’s fiscal 2020 operating margins and overall operating results were adversely impacted by periods of sharply declining commodity prices and reduced scrap metal supply flows due to weaker market conditions for recycled metals, including during the third quarter of fiscal 2020 in large part due to the impacts of the COVID-19 pandemic. Market selling prices for ferrous recycled metal began to recover in May 2020 and continued to improve through the end of fiscal 2020, resulting in stronger demand for our products and improved scrap metal supply flows in the fourth quarter of fiscal 2020 compared to the prior quarter. The adverse effects of the market conditions on AMR’s operating results in fiscal 2020 were partially offset by benefits from productivity and restructuring initiatives implemented during the year.

CSS reported operating income of $23 million in fiscal 2020, compared to $32 million in the prior year, with the decrease primarily reflecting the impact of the lower price environment compared to the prior year. Finished steel average net selling prices in fiscal 2020 declined $83 per ton, or 12%, compared to the prior year, the adverse effects of which were partially offset by higher finished steel sales volumes and benefits from productivity initiatives compared to the prior year.

Consolidated selling, general and administrative (“SG&A”) expense in fiscal 2020 decreased by $4 million, or 2%, compared to the prior year primarily driven by lower employee-related expenses as a result of cost savings initiatives and reduced travel resulting from restrictions due to COVID-19, partially offset by higher legacy and other environmental-related expenses.

Net loss from continuing operations attributable to SSI shareholders in fiscal 2020 was $(4) million, or $(0.15) per diluted share, compared to income of $57 million, or $2.01 per diluted share, in the prior year. Adjusted net income from continuing operations attributable to SSI shareholders in fiscal 2020 was $12 million, or $0.43 per diluted share, compared to $61 million, or $2.16 per diluted share, in the prior year. See the reconciliation of adjusted net (loss) income from continuing operations attributable to SSI shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders in Non-GAAP Financial Measures at the end of this Item 7.

The following items further highlight selected liquidity and capital structure metrics:

•	Net cash provided by operating activities of $125 million in fiscal 2020, compared to $145 million in the prior year;
•	Debt of $104 million as of August 31, 2020, compared to $105 million as of the prior year-end;
•

Debt, net of cash, of $87 million as of August 31, 2020, compared to $93 million as of the prior year-end (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 7).

37 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	For the Year Ended August 31,
				% Increase / (Decrease)
($ in thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenues:
Auto and Metals Recycling	$1,307,812	$1,684,977	$1,908,966	(22)%	(12)%
Cascade Steel and Scrap	413,257	459,416	480,641	(10)%	(4)%
Intercompany revenue eliminations(1)	(8,726)	(11,612)	(24,892)	(25)%	(53)%
Total revenues	1,712,343	2,132,781	2,364,715	(20)%	(10)%
Cost of goods sold:
Auto and Metals Recycling	1,138,063	1,458,212	1,607,628	(22)%	(9)%
Cascade Steel and Scrap	374,512	412,209	427,459	(9)%	(4)%
Intercompany cost of goods sold eliminations(1)	(8,850)	(11,886)	(24,602)	(26)%	(52)%
Total cost of goods sold	1,503,725	1,858,535	2,010,485	(19)%	(8)%
Selling, general and administrative expense:
Auto and Metals Recycling	130,006	130,920	133,044	(1)%	(2)%
Cascade Steel and Scrap	16,302	16,499	17,044	(1)%	(3)%
Corporate(2)	41,568	43,986	58,789	(5)%	(25)%
Total selling, general and administrative expense	187,876	191,405	208,877	(2)%	(8)%
(Income) loss from joint ventures:
Auto and Metals Recycling	(294)	(209)	107	41%	NM
Cascade Steel and Scrap	(540)	(1,243)	(2,060)	(57)%	(40)%
Total income from joint ventures	(834)	(1,452)	(1,953)	(43)%	(26)%
Asset impairment charges (recoveries), net:
Auto and Metals Recycling	5,599	63	(933)	NM	NM
Cascade Steel and Scrap	—	—	(88)	NM	NM
Corporate	130	—	—	NM	NM
Total asset impairment charges (recoveries), net	5,729	63	(1,021)	NM	NM
Operating income:
Auto and Metals Recycling	34,438	95,991	169,120	(64)%	(43)%
Cascade Steel and Scrap	22,983	31,951	38,286	(28)%	(17)%
Segment operating income	57,421	127,942	207,406	(55)%	(38)%
Restructuring (charges) recoveries and other exit-related activities(3)	(8,993)	(365)	661	NM	NM
Corporate expense(2)	(41,699)	(43,986)	(58,789)	(5)%	(25)%
Change in intercompany profit elimination(4)	125	274	(290)	(54)%	NM
Total operating income	6,854	$83,865	$148,988	(92)%	(44)%

NM = Not meaningful

(1)	Intercompany sales of recycled metal are at prices that approximate local market rates. These intercompany revenues and cost of goods sold are eliminated in consolidation.
(2)	Corporate expense consists primarily of unallocated expenses for management and certain administrative services that benefit both reportable segments.
(3)

Restructuring charges and other exit-related activities consist of expense for severance, contract termination and other restructuring costs that management does not include in its measurement of the performance of the reportable segments.

(4)	Intercompany profits are not recognized until the finished products are sold to third parties; therefore, intercompany profit is eliminated while the products remain in inventory.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We operate our business across two reportable segments: AMR and CSS. Additional financial information relating to these reportable segments is contained in Note 18 - Segment Information in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Auto and Metals Recycling (AMR)

	For the Year Ended August 31,
				% Increase / (Decrease)
($ in thousands, except for prices)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Ferrous revenues	$825,316	$1,123,180	$1,288,287	(27)%	(13)%
Nonferrous revenues	360,308	430,361	481,777	(16)%	(11)%
Retail and other revenues	122,188	131,436	138,902	(7)%	(5)%
Total segment revenues	1,307,812	1,684,977	1,908,966	(22)%	(12)%
Cost of goods sold	1,138,063	1,458,212	1,607,628	(22)%	(9)%
Selling, general and administrative expense	130,006	130,920	133,044	(1)%	(2)%
(Income) loss from joint ventures	(294)	(209)	107	41%	NM
Asset impairment charges (recoveries), net	5,599	63	(933)	NM	NM
Segment operating income	$34,438	$95,991	$169,120	(64)%	(43)%
Average recycled ferrous metal sales prices ($/LT):(1)
Domestic	$219	$272	$291	(19)%	(7)%
Foreign	$241	$295	$328	(18)%	(10)%
Average	$236	$289	$317	(18)%	(9)%
Ferrous sales volume (LT, in thousands):
Domestic	993	1,265	1,085	(22)%	17%
Foreign	2,379	2,475	2,623	(4)%	(6)%
Total ferrous sales volume (LT, in thousands)	3,372	3,740	3,708	(10)%	1%
Average nonferrous sales price ($/pound)(1)(2)	$0.55	$0.59	$0.72	(7)%	(18)%
Nonferrous sales volumes (pounds, in thousands)(2)	497,508	608,294	571,705	(18)%	6%
Cars purchased (in thousands)(3)	316	386	424	(18)%	(9)%
Number of auto parts stores at period end	50	51	52	(2)%	(2)%

LT = Long Ton, which is equivalent to 2,240 pounds

NM = Not meaningful

(1)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(2)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(3)	Cars purchased by auto parts stores only.

AMR Segment Revenues

Revenues in fiscal 2020 decreased by 22% compared to fiscal 2019 primarily due to significantly lower average net selling prices for our ferrous and nonferrous products, and reduced sales volumes when compared to fiscal 2019. The decrease was driven by weaker market conditions for recycled metals when compared to the prior year, including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 due in large part to the impacts of the COVID-19 pandemic. Nonferrous revenues in fiscal 2020 decreased by 16% compared to the prior year, as average net selling prices decreased by 7% compared to fiscal 2019, primarily reflecting structural changes to the market for certain recycled nonferrous products resulting primarily from Chinese import restrictions and tariffs.

39 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

AMR Segment Operating Income

Operating income for fiscal 2020 was $34 million, compared to $96 million in fiscal 2019. The decrease in AMR operating results in fiscal 2020 was primarily the result of operating margin compression from the decline in average net selling prices for our ferrous and nonferrous products which outpaced the reduction in purchase costs for raw materials. AMR’s fiscal 2020 operating margins and overall operating results were adversely impacted by periods of sharply declining commodity prices experienced during the first and third quarters of fiscal 2020, due to weaker market conditions for recycled metals. Market conditions partially recovered during the fourth quarter of fiscal 2020, resulting in a moderate improvement in sales volumes and net selling prices for our ferrous and nonferrous products compared to the third quarter and an increase in scrap metal supply flows.

Ferrous metal spreads at AMR in fiscal 2020 and average net selling prices for its nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, declined by approximately 16% and 11%, respectively, compared to the prior year. The lower price environment in combination with the impact of economic slowdowns and other restrictions on suppliers relating to COVID-19 also severely constricted the supply of scrap metal including end-of-life vehicles, primarily in the third quarter, which resulted in lower processed volumes compared to the prior year. The lower average ferrous and nonferrous selling prices in fiscal 2020 also reflected the effects of tariffs and other regulatory measures on demand for recycled metals in our export markets, the weaker price environment for recycled metals in our domestic markets, and reduced demand for nonferrous products globally. The adverse effects of the market conditions on AMR’s operating results in fiscal 2020 were partially offset by positive contributions from increased sales revenues from higher priced PGM products compared to the prior year and benefits from productivity and restructuring initiatives implemented subsequent to the prior year. AMR SG&A expense in fiscal 2020 decreased by $1 million, or 1%, compared to the end of the prior year primarily due to lower employee-related and advertising expenses, partially offset by higher charges related to environmental matters. Operating results at AMR in fiscal 2019 included $20 million in positive contributions from a limited-duration contract, which was substantially complete at the end of fiscal 2019, and which had provided a high margin source of supply.

Cascade Steel and Scrap (CSS)

	For the Year Ended August 31,
				% Increase / (Decrease)
($ in thousands, except price)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Steel revenues(1)	$336,980	$367,956	$367,560	(8)%	—%
Recycling revenues(2)	76,277	91,460	113,081	(17)%	(19)%
Total segment revenues	413,257	459,416	480,641	(10)%	(4)%
Cost of goods sold	374,512	412,209	427,459	(9)%	(4)%
Selling, general and administrative expense	16,302	16,499	17,044	(1)%	(3)%
Income from joint ventures	(540)	(1,243)	(2,060)	(57)%	(40)%
Asset impairment recoveries, net	—	—	(88)	NM	NM
Segment operating income	$22,983	$31,951	$38,286	(28)%	(17)%
Finished steel average sales price ($/ST)(3)	$630	$713	$666	(12)%	7%
Finished steel products sold (ST, in thousands)	505	478	519	6%	(8)%
Rolling mill utilization(4)	86%	88%	88%	(2)%	—%

ST = Short Ton, which is equivalent to 2,000 pounds

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.
(2)	Recycling revenues include primarily sales of ferrous and nonferrous recycled scrap metal to export markets.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

CSS Segment Revenues

Revenues in fiscal 2020 decreased by $46 million, or 10%, compared to fiscal 2019 primarily reflecting lower average net selling prices for our finished steel products and, partially due to the impacts of the COVID-19 pandemic, decreased sales of ferrous recycled scrap metal, partially offset by increased finished steel sales volumes. Sales volumes for our finished steel products in fiscal 2020 were not significantly impacted by the effects of COVID-19 primarily due to steady demand in West Coast construction markets. The higher average net selling prices for our finished steel products in the prior year reflected the impacts of reduced pressure from steel imports and higher steel-making raw material costs at the time.

40 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

CSS Segment Operating Income

Operating income for fiscal 2020 was $23 million, compared to operating income of $32 million in the prior year. Decreased operating results in fiscal 2020 primarily reflected the impact of the lower price environment for finished steel compared to the prior year and decreased sales of ferrous recycled scrap metal compared to fiscal 2019, partially due to the weaker market conditions for recycled metals as a result of the adverse impacts of the COVID-19 pandemic. Finished steel average net selling prices in fiscal 2020 declined 12% compared to the prior year, the adverse effects of which were partially offset by reduced raw material purchase prices and other input costs and the benefits from productivity initiatives compared to the prior year.

Corporate

Corporate SG&A expense decreased by $2 million, or 5%, compared to the prior year primarily due to lower employee-related expenses as a result of reduced incentive compensation accruals and cost savings initiatives, and reduced travel resulting from restrictions due to COVID-19, partially offset by increased charges related to legacy environmental matters.

Productivity Initiatives and Restructuring Charges

In fiscal 2020, we implemented productivity initiatives aimed at further reducing our annual operating expenses at Corporate, AMR and CSS, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We targeted $15 million in realized benefits in fiscal 2020 from these additional initiatives, and we exceeded this target with achievement of approximately $18 million of benefits in fiscal 2020. In fiscal 2019, we also implemented productivity initiatives aimed at delivering $35 million in annual benefits primarily through a combination of production cost efficiencies and reductions in SG&A expense. We achieved approximately $30 million in benefits as a result of these initiatives in fiscal 2019 and achieved the full run rate of benefits in fiscal 2020.

In April 2020, we announced our intention to modify our internal organizational and reporting structure to a functionally based, integrated model. This change in structure is intended to result in a more agile organization and solidify recent productivity improvement and cost reduction initiatives. We expect to complete this transition in the first quarter of fiscal 2021.

During fiscal 2020, we incurred aggregate restructuring charges and other exit-related costs of approximately $9 million in connection with these initiatives, comprising severance costs of $2 million, costs associated with a lease contract termination of $1 million and professional services costs of $6 million. The substantial majority of the restructuring charges and other exit-related costs related to these initiatives were recognized in fiscal 2020 and required us to make cash payments.

Income Taxes

	Year Ended August 31,
	2020	2019	2018
(Loss) income from continuing operations before income taxes	$(1,939)	$76,240	$141,853
Income tax (expense) benefit	$(166)	$(17,670)	$17,590
Effective tax rate	(8.6)%	23.2%	(12.4)%

Our effective tax rate from continuing operations for fiscal 2020 was an expense of 8.6%, compared to 23.2% for fiscal 2019. Our effective tax rate from continuing operations for fiscal 2020 was lower than the U.S. federal statutory rate of 21%, and reflective of income tax expense on a pre-tax loss from continuing operations, primarily due to the partially offsetting impacts of individually immaterial permanent differences from non-deductible expenses and research and development credits, the effects of unrecognized tax benefits and the aggregate impact of state taxes.

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

41 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

CARES Act

On March 27, 2020, the President of the United States signed and enacted into law the CARES Act, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. Among other provisions, the CARES Act removes certain limitations on utilization of net operating losses (“NOLs”) and allows for carrybacks of certain past and future NOLs. We applied the NOL carryback provisions of the CARES Act to our NOL for fiscal 2020, which resulted in the reclassification of a $11 million NOL deferred income tax asset to refundable income taxes and recognition of a $1 million income tax benefit in the third quarter of fiscal 2020. We do not anticipate the other income tax provisions of the CARES Act to have a material impact on our financial statements.

See Note 14 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $18 million and $12 million as of August 31, 2020 and 2019, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2020, debt was $104 million, compared to $105 million as of August 31, 2019, and debt, net of cash, was $87 million as of August 31, 2020 compared to $93 million as of August 31, 2019 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 7).

Operating Activities

Net cash provided by operating activities in fiscal 2020 was $125 million, compared to $145 million in fiscal 2019.

Sources of cash in fiscal 2020 included a $39 million decrease in inventories due to lower raw material purchase prices and the timing of purchases and sales and a $13 million increase in accrued payroll and related liabilities due to increased incentive compensation liabilities and deferred payroll taxes as permitted under the CARES Act. Uses of cash in fiscal 2020 included an $8 million decrease in accounts payable primarily due to lower raw material purchase prices and the timing of payments.

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

Investing Activities

Net cash used in investing activities in fiscal 2020 was $79 million, compared to $90 million in fiscal 2019.

Cash used in investing activities in fiscal 2020 included capital expenditures of $82 million to upgrade our equipment and infrastructure and for additional investments in nonferrous processing technologies and environmental and safety-related assets, compared to $95 million in the prior year. The significant majority of capital expenditures were associated with projects at AMR.

Financing Activities

Net cash used in financing activities for fiscal 2020 was $41 million, compared with $47 million in fiscal 2019.

Uses of cash in both fiscal 2020 and 2019 included $21 million for the payment of dividends and $1 million and $13 million, respectively, for share repurchases. Uses of cash in fiscal 2020 also included $8 million in net repayments of debt, compared to $4 million in the prior year (refer to Non-GAAP Financial Measures at the end of this Item 7). Additionally, during the third quarter of fiscal 2020, we borrowed an incremental $250 million under our credit facilities in order to increase our cash position and preserve financial flexibility in light of the COVID-19 outbreak. We repaid the $250 million of additional borrowings in the fourth quarter of fiscal 2020.

42 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Debt

Following is a summary of our outstanding balances and availability on credit facilities and long-term debt, exclusive of finance lease obligations (in thousands):

	Outstanding as of August 31, 2020	Remaining Availability
Bank secured revolving credit facilities(1)	$90,000	$611,489
Other debt obligations	$6,911	N/A

(1)	Remaining availability is net of $10 million of outstanding stand-by letters of credit as of August 31, 2020.

Our senior secured revolving credit facilities, which provide for revolving loans of $700 million and C$15 million, mature in August 2023 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. The $700 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swingline loans and a $50 million sublimit for multicurrency borrowings. As of August 31, 2020, interest rates on outstanding indebtedness under the credit agreement were based, at our option, on either the London Interbank Offered Rate (“LIBOR”) (or the Canadian equivalent for C$ loans), plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to our ratio of consolidated funded debt to EBITDA.

On June 30, 2020, in large part due to the uncertainties resulting from the effects of COVID-19, we entered into an amendment to our existing credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. The principal changes to the existing credit agreement effected by the amendment are (i) the reduction of the consolidated fixed charge coverage from a minimum ratio of 1.50 to 1.00 to a minimum ratio of 1.20 to 1.00 for the fiscal quarter ending August 31, 2020, and to a minimum ratio of 1.10 to 1.00 for the fiscal quarters ending November 30, 2020, February 28, 2021 and May 31, 2021, and (ii) the introduction of a minimum consolidated asset coverage ratio of 1.00 to 1.00 for each of the fiscal quarters ending August 31, 2020 through May 31, 2021. The amendment further provides for revisions to the definition of LIBOR to include a 0.50% floor and mechanics by which the parties may replace the benchmark interest rate used in the agreement from LIBOR to one or more rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York.

We had borrowings outstanding under our credit facilities of $90 million and $97 million as of August 31, 2020 and 2019, respectively. The weighted average interest rate on amounts outstanding under our credit facilities was 4.59% and 3.78% as of August 31, 2020 and 2019, respectively.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. Our credit agreement contains various representations and warranties, events of default and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the credit agreement include (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges, (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness, and (c) a consolidated asset coverage ratio, defined as consolidated asset values divided by consolidated funded indebtedness.

As of August 31, 2020, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.20 to 1.00 and was 2.17 to 1.00 as of August 31, 2020. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.14 to 1.00 as of August 31, 2020. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 2.71 to 1.00 as of August 31, 2020.

43 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our obligations under our credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory and accounts receivable.

While we currently expect to remain in compliance with the financial covenants under the credit agreement, we may not be able to do so in the event market conditions, COVID-19 or other negative factors have a significant adverse impact on our results of operations and financial position. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. We cannot assure that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Other debt obligations primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter. We impute interest on this obligation at a rate of 4.25% reflecting the estimated rate that would be recorded in a market transaction with similar terms.

Capital Expenditures

Capital expenditures totaled $82 million for fiscal 2020, compared to $95 million for fiscal 2019. Capital expenditures in each of fiscal 2020 and 2019 were primarily to upgrade our equipment, facilities and infrastructure, and for additional investments in nonferrous processing technologies and environmental and safety-related assets. We currently plan to invest up to $125 million in capital expenditures in fiscal 2021, including approximately $65 million for investments in growth, including new nonferrous processing technologies and to support volume initiatives and other growth projects, using cash generated from operations and available credit facilities. The COVID-19 pandemic has caused some delays in construction activities and equipment deliveries related to our capital projects, including delays in obtaining permits from government agencies, resulting in the deferral of certain capital expenditures to fiscal 2021. Given the continually evolving nature of the COVID-19 pandemic, the extent to which forecasted capital expenditures could be further deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested $10 million and $36 million for environmental projects in fiscal 2020 and 2019, respectively. We plan to invest in the range of $24 million of our planned capital expenditures for environmental projects in fiscal 2021. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). See Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

44 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Dividends

On July 31, 2020, our Board of Directors declared a dividend for the fourth quarter of fiscal 2020 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. Dividends of $0.75 per common share, totaling $21 million, were declared and paid during fiscal 2020.

On October 20, 2020, our Board of Directors declared a dividend for the first quarter of fiscal 2021 of $0.1875 per common share payable November 16, 2020 to shareholders of record on November 2, 2020.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock. As of August 31, 2020, we have authorization to repurchase up to a remaining 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other factors, our cash needs, the availability of funding, our future business plans and the market price of our stock. As of the beginning of fiscal 2019, we had repurchased approximately 7.7 million shares of our Class A common stock under the program. We repurchased approximately 527 thousand shares for a total of $13 million in open-market transactions in fiscal 2019, and approximately 53 thousand shares for a total of $0.9 million in open-market transactions in fiscal 2020.

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

Off-Balance Sheet Arrangements

None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

We have certain contractual obligations to make future payments. The following table summarizes these future obligations as of August 31, 2020 (in thousands):

	Payment Due by Period
	2021	2022	2023	2024	2025	Thereafter	Totals
Contractual Obligations
Credit facilities(1)	$—	$—	$90,000	$—	$—	$—	$90,000
Interest payments on credit facilities(2)	4,133	4,133	4,054	—	—	—	12,320
Other debt, including interest(3)	1,122	1,872	1,872	1,872	822	156	7,716
Finance leases, including interest	1,837	1,768	1,694	1,410	656	1,778	9,143
Operating leases(4)	24,223	23,292	22,810	18,619	13,212	72,064	174,220
Purchase obligations(5)	78,094	3,961	2,648	2,630	1,730	2,489	91,552
Other(6)	221	353	348	344	339	5,409	7,014
Total	$109,630	$35,379	$123,426	$24,875	$16,759	$81,896	$391,965

(1)	Credit facilities include the principal amount of borrowings outstanding under bank secured revolving credit facilities, which mature in August 2023.
(2)

Interest payments on credit facilities are based on interest rates in effect as of August 31, 2020. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.

45 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

(3)

Other debt obligations primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter.

(4)

Operating lease payments reflect those embedded in the measurement of our operating lease liabilities and, thus, include future lease payments for the remaining non-cancellable period of the lease together with periods covered by renewal (or termination) options which we are reasonably certain to exercise (or not to exercise).

(5)	Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement.
(6)	Other contractual obligations consist of pension funding obligations and other accrued liabilities.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2020, we had $10 million outstanding under these arrangements.

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

Our critical accounting estimates include those related to inventories, long-lived assets, leases, goodwill, environmental costs, and income taxes.

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

Long-Lived Assets

We test long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Operating lease right-of-use assets are considered long-lived assets subject to this impairment testing. For our metals recycling operations reported within AMR, an asset group generally consists of the regional shredding and export operation along with surrounding feeder yards. For regions with no shredding and export operations, each metals recycling yard is an asset group. For our auto parts operations, generally each auto parts store is an asset group. The combined steel manufacturing and metals recycling operations within CSS are a single asset group. We test our asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the estimate of

46 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market or cost approaches, depending on the nature of the asset group. Determination of fair value is considered a critical accounting estimate.

Leases

We determine whether an arrangement contains a lease at inception by assessing whether the Company receives the right to direct the use of and obtain substantially all of the economic benefit from use of the underlying asset. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). Leases that, at lease commencement, have a non-cancellable lease term of 12 months or less and do not include an option to either purchase the underlying asset or renew the lease beyond 12 months that the Company is reasonably certain to exercise are classified as short-term leases and are not recognized on the balance sheet.

For leases other than short-term leases, we recognize right-of-use assets and lease liabilities based primarily on the present value of future minimum lease payments over the lease term at lease commencement. Right-of-use assets represent the Company’s right to use the underlying asset during the lease term, while lease liabilities represent the Company’s obligation to make future lease payments. The lease term is the non-cancellable period of the lease, together with periods covered by renewal (or termination) options which the Company is reasonably certain to exercise (or not to exercise). Determination of the lease term is considered a critical accounting estimate. Lease payments are discounted to present value using the Company’s incremental borrowing rate, unless the discount rate implicit in the lease is readily determinable. The Company’s incremental borrowing rate for each lease is the estimated rate of interest that the Company would have to pay to borrow the aggregate lease payments on a collateralized basis over the lease term. Estimation of the incremental borrowing rate is considered a critical accounting estimate as it requires judgment by management and reflects an assessment of the Company’s credit standing to derive an implied secured credit rating and corresponding yield curve. The Company used the incremental borrowing rate to recognize all operating lease right-of-use assets and liabilities as of the new lease accounting standard application date. Right-of-use assets and lease liabilities are subject to remeasurement after lease commencement when certain events or changes in circumstances arise, such as a change in the lease term due to reassessment of whether the Company is reasonably certain to exercise a renewal or termination option.

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

47 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We estimate the fair value of a reporting unit using an income approach based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit. To estimate the present value of the cash flows that extend beyond the final year in the discounted cash flow analysis, we employ a terminal value technique, whereby we use estimated operating cash flows minus capital expenditures, adjust for changes in working capital requirements in the final year of the analysis, and then discount these estimated cash flows by the WACC to establish the terminal value.

The determination of fair value using the income approach requires judgment and involves the use of estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Assumptions primarily include revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction and synergistic benefits available to market participants.

We also use a market approach based on earnings multiple data and our Company’s market capitalization to corroborate our reporting units’ valuations. We reconcile the Company’s market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.

In the fourth quarter of fiscal 2020, we performed the annual goodwill impairment test as of July 1, 2020. As of the testing date, the balance of our goodwill was $169 million, and all but $1 million of such balance was carried by a single reporting unit within AMR. We had last performed the quantitative impairment test of goodwill carried by this reporting unit in the second quarter of fiscal 2016 using a measurement date of February 1, 2016. Based on the changes in market conditions related to the general economy and the metals recycling industry and the increase in the carrying amount of the reporting unit since the last quantitative impairment test, we elected not to perform the qualitative assessment for the reporting unit and, instead, proceeded directly to the quantitative impairment test. For the reporting unit within AMR subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 29% as of July 1, 2020. The projections used in the income approach for the reporting unit took into consideration the impact of current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in retail auto parts sales. The projections assumed a limited recovery of operating margins from current levels over a multi-year period. The WACC used in the income approach valuation for the reporting unit was 11.1%, and the terminal growth rate used was 2.0%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 228 basis points or more or weaker than anticipated improvements in operating margins could have resulted in a failure of the quantitative impairment test for the reporting unit. See Note 7 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail.

As a result of the inherent uncertainty associated with forming the estimates described above, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue and operating margin growth, WACC and other factors that may result in changes in our estimates of the reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, a lack of recovery or further deterioration in market conditions from current levels, a trend of weaker than anticipated financial performance for the reporting unit with allocated goodwill, a decline in our share price from current levels for a sustained period of time, or an increase in the WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

48 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Environmental Costs

We operate in industries that inherently possess environmental risks. To manage these risks, we employ both our own environmental staff and outside consultants. Environmental management and finance personnel meet regularly to discuss environmental risks. We estimate future costs for known environmental remediation requirements and accrue for them on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than any other, the low end of the range is recorded in the financial statements. If further developments or resolution of an environmental matter result in facts and circumstances that are significantly different than the assumptions used to develop these liabilities, the accrual for environmental remediation could be materially understated or overstated. Adjustments to these liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures for which accruals are established are made. The factors we consider in the recognition and measurement of environmental liabilities include:

•	Current regulations, both at the time the liability is established and during the course of the investigation or remediation process, which specify standards for acceptable remediation;
•	Information about the site which becomes available as the site is studied and remediated;
•

The professional judgment of senior level internal staff and outside consultants, who take into account similar, recent instances of environmental remediation issues, and studies of our sites, among other considerations;

•	Available technologies that can be used for remediation; and
•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the costs of study and remediation.

Our accrued environmental liabilities as of August 31, 2020 included $4 million related to the Portland Harbor Superfund site. Because the final remedial actions have not yet been designed and there has not been a determination of the amount of natural resource damages or of the allocation among the potentially responsible parties of costs of the investigations, remedial action costs or natural resource damages, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or which it is reasonably possible that we may incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Therefore, no additional amounts have been accrued. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor which are currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. See “Contingencies – Environmental” in Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Income Taxes

Valuation Allowances

We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. Due to the significant judgment involved, realizability of our deferred tax assets is considered a critical accounting estimate. In fiscal 2018, we released valuation allowances against certain U.S. federal and state and Canadian deferred tax assets resulting in discrete tax benefits totaling $37 million. The release of these valuation allowances was the result of sufficient positive evidence at the time, including cumulative income in recent years and projections of future taxable income based primarily on our improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. We continue to maintain valuation allowances against certain state, Canadian and all Puerto Rican deferred tax assets.

49 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2020	August 31, 2019	August 31, 2018
Short-term borrowings	$2,184	$1,321	$1,139
Long-term debt, net of current maturities	102,235	103,775	106,237
Total debt	104,419	105,096	107,376
Less cash and cash equivalents	17,887	12,377	4,723
Total debt, net of cash	$86,532	$92,719	$102,653

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Borrowings from long-term debt	$690,162	$431,048	$515,480
Repayments of long-term debt	(698,492)	(435,353)	(556,456)
Net borrowings (repayments) of debt	$(8,330)	$(4,305)	$(40,976)

Adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income, adjusted Corporate expense, adjusted net (loss) income from continuing operations attributable to SSI shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, asset impairment charges (net of recoveries), charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations, charges related to the settlement of a wage and hour class action lawsuit, recoveries related to the resale or modification of previously contracted shipments, and income tax (benefit) expense allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

50 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted consolidated operating income, adjusted AMR operating income, adjusted CSS operating income and adjusted Corporate expense (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Consolidated operating income:
As reported	$6,854	$83,865	$148,988
Restructuring charges and other exit-related activities	8,993	365	(661)
Asset impairment charges (recoveries), net	5,729	63	(1,021)
Charges for legacy environmental matters, net(1)	4,097	2,419	7,268
Business development costs	1,619	—	—
Charges related to the settlement of a wage and hour class action lawsuit	73	2,330	—
Recoveries related to the resale or modification of previously contracted shipments	—	—	(417)
Adjusted	$27,365	$89,042	$154,157

AMR operating income:
As reported	$34,438	$95,991	$169,120
Asset impairment charges (recoveries), net	5,599	63	(933)
Charges for legacy environmental matters, net(1)	—	—	1,586
Recoveries related to the resale or modification of previously contracted shipments	—	—	(417)
Adjusted	$40,037	$96,054	$169,356

CSS operating income:
As reported	$22,983	$31,951	$38,286
Asset impairment recoveries, net	—	—	(88)
Adjusted	$22,983	$31,951	$38,198

Corporate expense:
As reported	$41,699	$43,986	$58,789
Asset impairment (charges) recoveries, net	(130)	—	—
Charges for legacy environmental matters, net(1)	(4,097)	(2,419)	(5,682)
Business development costs	(1,619)	—	—
Charges related to the settlement of a wage and hour class action lawsuit	(73)	(2,330)	—
Adjusted	$35,780	$39,237	$53,107

(1)

Legal and environmental charges for legacy environmental matters (net of recoveries). Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 9 – Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

51 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of adjusted net (loss) income from continuing operations attributable to SSI shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net (loss) income from continuing operations attributable to SSI shareholders:
As reported	$(4,050)	$56,593	$156,105
Restructuring charges and other exit-related activities	8,993	365	(661)
Asset impairment charges (recoveries), net	5,729	63	(1,021)
Charges for legacy environmental matters, net(1)	4,097	2,419	7,268
Business development costs	1,619	—	—
Charges related to the settlement of a wage and hour class action lawsuit	73	2,330	—
Recoveries related to the resale or modification of previously contracted shipments	—	—	(417)
Income tax (benefit) expense allocated to adjustments(2)	(4,494)	(794)	34
Adjusted	$11,967	$60,976	$161,308

Diluted (loss) earnings per share from continuing operations attributable to SSI shareholders:
As reported	$(0.15)	$2.01	$5.46
Restructuring charges and other exit-related activities, per share	0.32	0.01	(0.02)
Asset impairment charges (recoveries), net, per share	0.21	—	(0.04)
Charges for legacy environmental matters, net, per share(1)	0.15	0.09	0.25
Business development costs, per share	0.06	—	—
Charge related to the settlement of a wage and hour class action lawsuit, per share	—	0.08	—
Recoveries related to the resale or modification of previously contracted shipments, per share	—	—	(0.01)
Income tax (benefit) expense allocated to adjustments, per share(2)	(0.16)	(0.03)	—
Adjusted	$0.43	$2.16	$5.64

(1)

Legal and environmental charges for legacy environmental matters (net of recoveries). Legacy environmental matters include charges (net of recoveries) related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 9 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

52 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon committed contracts and sales orders and estimated future selling prices. For our uncommitted inventories, a 10% decrease in the selling price of inventory would not have had a material NRV impact on any of our reportable segments as of August 31, 2020 and 2019.

Interest Rate Risk

We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our revolving credit facility is subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2020 or 2019, the effect on our interest expense and net income would not have been material.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of scrap metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of scrap metal or payment to settle advances, loans and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping ferrous scrap metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for certain sales on open terms, credit insurance and designation of collateral and financial guarantees securing advances, loans and other contractual receivables. As a result of COVID-19, we have experienced reductions in the availability of credit insurance that we have historically used to cover a portion of our recycled metal and finished steel sales to domestic customers, which reduced availability may increase our exposure to customer credit risk.

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

As of August 31, 2020 and 2019, 40% and 32%, respectively, of our accounts receivable balance were covered by letters of credit. Of the remaining balance, 98% and 96% was less than 60 days past due as of August 31, 2020 and 2019, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of August 31, 2020 and 2019, we did not have any derivative contracts.

53 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
October 22, 2020	October 22, 2020

54 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Schnitzer Steel Industries, Inc. and its subsidiaries (the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended August 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 1, 2019 and the manner in which it accounts for revenue from contracts with customers as of September 1, 2018.

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

55 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Volume of Ferrous Metal Inventory

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s processed and unprocessed scrap metal inventory was $63 million as of August 31, 2020, which includes processed and unprocessed ferrous metal inventory, among other types of inventory. The accounting process the Company uses to record ferrous scrap metal quantities relies on significant estimates. With respect to estimating the quantities of unprocessed ferrous scrap metal inventory that are moved into production, management relies on weighed quantities of the processed ferrous material, adjusted for estimated metal recoveries and yields that are based on historical trends and other judgments by management. Actual recoveries and yields can vary depending on product quality, moisture content and the source of the unprocessed metal. The Company’s estimates are intended to reasonably reflect the quantities of unprocessed ferrous scrap metal that are used in the production of processed ferrous metal. To assist in validating the reasonableness of these estimates, management periodically reviews shrink factors and performs monthly physical inventories. Due to the inherent nature of the Company’s scrap metal inventories, including variations in product density, holding period and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, the Company further adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count is deemed to more accurately estimate the remaining volume.

The principal considerations for our determination that performing procedures relating to the volume of ferrous metal inventory is a critical audit matter are (i) the significant judgment by management in the estimation of metal recoveries and yields specific to ferrous metal inventory volumes, and (ii) significant auditor judgment, subjectivity, and effort in performing our audit procedures and in evaluating audit evidence related to the estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of metal recoveries and yields specific to ferrous metal inventory volumes. These procedures also included, among others, testing inventory quantities received, assessing the reasonableness of management’s estimated yields by comparing them to actual yields of ultimate inventory recoveries, testing ferrous metal inventory shipments including the volume ultimately recovered, observing management’s physical inventory counts, assessing rollforward activity between the time of the inventory counts and year-end, and considering whether evidence obtained in other areas of the audit is consistent with management’s estimates related to ferrous metal inventory volumes.

Goodwill Impairment Assessment - Reporting Unit within Auto and Metals Recycling (“AMR”) Operating Segment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance was $170 million as of August 31, 2020, and all but $1 million of such balance was carried by a single reporting unit within AMR. Management evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. The quantitative impairment test entails estimating the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. In the fourth quarter of fiscal 2020, management performed the annual goodwill impairment test as of July 1, 2020. Management estimated the fair value of the reporting unit within AMR using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) assessed specifically for the reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction and synergistic benefits available to market participants.

56 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of a reporting unit within AMR is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the WACC, expected ferrous metal selling prices and sales volumes, gross margins, and selling, general and administrative costs relative to total revenues; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit within AMR. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the appropriateness of the discounted cash flow model, testing the completeness and accuracy of underlying data used in the model, and evaluating the significant assumptions used by management related to the WACC, expected ferrous metal selling prices and sales volumes, gross margins, and selling, general and administrative costs relative to total revenues. Evaluating management’s assumptions related to the expected ferrous metal selling prices and sales volumes, gross margins, and selling, general and administrative costs relative to total revenues involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the WACC assumption.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

October 22, 2020

We have served as the Company’s auditor since 1976, which includes periods before the Company became subject to SEC reporting requirements.

57 / Schnitzer Steel Industries, Inc. Form 10-K 2020

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	August 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,887	$12,377
Accounts receivable, net	139,147	145,617
Inventories	157,269	187,320
Refundable income taxes	18,253	5,867
Prepaid expenses and other current assets	30,075	115,107
Total current assets	362,631	466,288
Property, plant and equipment, net	487,004	456,400
Operating lease right-of-use assets	140,584	—
Investments in joint ventures	10,057	10,276
Goodwill	169,627	169,237
Intangibles, net	4,585	4,482
Deferred income taxes	27,152	28,850
Other assets	28,287	25,213
Total assets	$1,229,927	$1,160,746
Liabilities and Equity
Current liabilities:
Short-term borrowings	$2,184	$1,321
Accounts payable	106,676	110,297
Accrued payroll and related liabilities	41,436	27,547
Environmental liabilities	6,302	6,030
Operating lease liabilities	19,760	—
Other accrued liabilities	47,306	123,035
Total current liabilities	223,664	268,230
Deferred income taxes	38,292	25,466
Long-term debt, net of current maturities	102,235	103,775
Environmental liabilities, net of current portion	47,162	45,769
Operating lease liabilities, net of current maturities	125,001	—
Other long-term liabilities	13,137	16,210
Total liabilities	549,491	459,450
Commitments and contingencies (Note 9)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,899 and 26,464 shares issued and outstanding	26,899	26,464
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	36,616	33,700
Retained earnings	649,863	675,363
Accumulated other comprehensive loss	(36,871)	(38,763)
Total SSI shareholders’ equity	676,707	696,964
Noncontrolling interests	3,729	4,332
Total equity	680,436	701,296
Total liabilities and equity	$1,229,927	$1,160,746

See Notes to the Consolidated Financial Statements.

58 / Schnitzer Steel Industries, Inc. Form 10-K 2020

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2020	2019	2018
Revenues	$1,712,343	$2,132,781	$2,364,715
Operating expense:
Cost of goods sold	1,503,725	1,858,535	2,010,485
Selling, general and administrative	187,876	191,405	208,877
(Income) from joint ventures	(834)	(1,452)	(1,953)
Asset impairment charges (recoveries), net	5,729	63	(1,021)
Restructuring charges and other exit-related activities	8,993	365	(661)
Operating income	6,854	83,865	148,988
Interest expense	(8,669)	(8,266)	(8,983)
Other (expense) income, net	(124)	641	1,848
(Loss) income from continuing operations before income taxes	(1,939)	76,240	141,853
Income tax (expense) benefit	(166)	(17,670)	17,590
(Loss) income from continuing operations	(2,105)	58,570	159,443
(Loss) income from discontinued operations, net of tax	(95)	(248)	346
Net (loss) income	(2,200)	58,322	159,789
Net income attributable to noncontrolling interests	(1,945)	(1,977)	(3,338)
Net (loss) income attributable to SSI shareholders	$(4,145)	$56,345	$156,451

Net (loss) income per share attributable to SSI shareholders:
Basic:
(Loss) income per share from continuing operations	$(0.15)	$2.06	$5.65
Net (loss) income per share	$(0.15)	$2.05	$5.66
Diluted:
(Loss) income per share from continuing operations	$(0.15)	$2.01	$5.46
Net (loss) income per share	$(0.15)	$2.00	$5.47
Weighted average number of common shares:
Basic	27,672	27,527	27,645
Diluted	27,672	28,222	28,589

See Notes to the Consolidated Financial Statements.

59 / Schnitzer Steel Industries, Inc. Form 10-K 2020

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2020	2019	2018
Net (loss) income	$(2,200)	$58,322	$159,789
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,505	(1,560)	(2,301)
Pension obligations, net	387	34	357
Total other comprehensive income (loss), net of tax	1,892	(1,526)	(1,944)
Comprehensive (loss) income	(308)	56,796	157,845
Less comprehensive income attributable to noncontrolling interests	(1,945)	(1,977)	(3,338)
Comprehensive (loss) income attributable to SSI shareholders	$(2,253)	$54,819	$154,507

See Notes to the Consolidated Financial Statements.

60 / Schnitzer Steel Industries, Inc. Form 10-K 2020

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

							Accumulated
	Common Stock				Additional		Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of September 1, 2017	26,859	$26,859	200	$200	$38,050	$503,770	$(35,293)	$533,586	$3,907	$537,493
Net income	—	—	—	—	—	156,451	—	156,451	3,338	159,789
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,944)	(1,944)	—	(1,944)
Reclassification of stranded tax effects of the Tax Act(1)	—	—	—	—	—	517	—	517	—	517
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,796)	(2,796)
Purchase of noncontrolling interest	—	—	—	—	—	(183)	—	(183)	(417)	(600)
Share repurchases	(516)	(516)	—	—	(16,845)	—	—	(17,361)	—	(17,361)
Restricted stock withheld for taxes	(103)	(103)	—	—	(2,979)	—	—	(3,082)	—	(3,082)
Issuance of restricted stock	262	262	—	—	(262)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	18,965	—	—	18,965	—	18,965
Dividends ($0.75 per common share)	—	—	—	—	—	(20,871)	—	(20,871)	—	(20,871)
Balance as of August 31, 2018	26,502	26,502	200	200	36,929	639,684	(37,237)	666,078	4,032	670,110
Net income	—	—	—	—	—	56,345	—	56,345	1,977	58,322
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,526)	(1,526)	—	(1,526)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,677)	(1,677)
Share repurchases	(527)	(527)	—	—	(12,556)	—	—	(13,083)	—	(13,083)
Restricted stock withheld for taxes	(278)	(278)	—	—	(7,206)	—	—	(7,484)	—	(7,484)
Issuance of restricted stock	767	767	—	—	(767)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	17,300	—	—	17,300	—	17,300
Dividends ($0.75 per common share)	—	—	—	—	—	(20,666)	—	(20,666)	—	(20,666)
Balance as of August 31, 2019	26,464	26,464	200	200	33,700	675,363	(38,763)	696,964	4,332	701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(4,145)	—	(4,145)	1,945	(2,200)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,892	1,892	—	1,892
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,548)	(2,548)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Share-based compensation cost	—	—	—	—	10,110	—	—	10,110	—	10,110
Dividends ($0.75 per common share)	—	—	—	—	—	(20,892)	—	(20,892)	—	(20,892)
Balance as of August 31, 2020	26,899	$26,899	200	$200	$36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436

(1)	Refers to the Tax Cuts and Jobs Act signed and enacted into law December 22, 2017.

See Notes to the Consolidated Financial Statements.

61 / Schnitzer Steel Industries, Inc. Form 10-K 2020

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,200)	$58,322	$159,789
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Asset impairment charges (recoveries), net	5,729	63	(1,021)
Exit-related asset impairments (gains)	971	23	(1,000)
Depreciation and amortization	58,173	53,336	49,672
Inventory write-downs	—	775	38
Deferred income taxes	15,096	14,613	(37,995)
Undistributed equity in earnings of joint ventures	(834)	(1,452)	(1,953)
Share-based compensation expense	10,033	17,300	18,965
Loss (gain) on the disposal of assets, net	530	(1,545)	56
Unrealized foreign exchange (gain) loss, net	(67)	148	(104)
Bad debt expense, net	66	74	323
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,252)	9,478	(44,941)
Inventories	39,226	33,466	(24,280)
Income taxes	(15,433)	(1,158)	(1,755)
Prepaid expenses and other current assets	63	(859)	(109)
Other long-term assets	(216)	1,167	(1,620)
Operating lease assets and liabilities	334	—	—
Accounts payable	(7,971)	(17,068)	26,049
Accrued payroll and related liabilities	13,465	(19,117)	4,889
Other accrued liabilities	7,148	(3,560)	6,066
Environmental liabilities	1,602	(2,476)	3,053
Other long-term liabilities	134	518	4,404
Distributed equity in earnings of joint ventures	1,000	2,692	1,150
Net cash provided by operating activities	124,597	144,740	159,676
Cash flows from investing activities:
Capital expenditures	(82,005)	(94,613)	(77,626)
Acquisitions	—	(1,553)	(2,300)
Joint venture receipts, net	—	641	11
Proceeds from sale of assets	1,290	4,070	6,517
Deposit on land option	1,860	1,890	—
Net cash used in investing activities	(78,855)	(89,565)	(73,398)
Cash flows from financing activities:
Borrowings from long-term debt	690,162	431,048	515,480
Repayments of long-term debt	(698,492)	(435,353)	(556,456)
Payment of debt issuance costs	(1,983)	(102)	(2,590)
Repurchase of Class A common stock	(914)	(13,083)	(17,361)
Taxes paid related to net share settlement of share-based payment awards	(5,845)	(7,484)	(3,082)
Distributions to noncontrolling interests	(2,548)	(1,677)	(2,796)
Purchase of noncontrolling interest	—	—	(600)
Dividends paid	(20,884)	(20,615)	(20,736)
Net cash used in financing activities	(40,504)	(47,266)	(88,141)
Effect of exchange rate changes on cash	272	(255)	(701)
Net increase (decrease) in cash and cash equivalents	5,510	7,654	(2,564)
Cash and cash equivalents as of beginning of year	12,377	4,723	7,287
Cash and cash equivalents as of end of year	$17,887	$12,377	$4,723

See Notes to the Consolidated Financial Statements.

62 / Schnitzer Steel Industries, Inc. Form 10-K 2020

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$5,503	$6,191	$8,113
Income taxes, net	$478	$3,527	$17,203
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$27,319	$17,191	$18,768

See Notes to the Consolidated Financial Statements.

63 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Refer to Note 18 – Segment Information for financial information on the Company’s reportable segments.

As of August 31, 2020, all of the Company’s facilities were located in the United States (“U.S.”) and its territories and Canada.

In April 2020, the Company announced its intention to modify its internal organizational and reporting structure to a functionally based, integrated model. The Company will consolidate its operations, sales, services and other functional capabilities at an enterprise level. The Company expects to complete this transition in the first quarter of fiscal 2021 resulting in a single operating and reportable segment.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries. The equity method of accounting is used for investments in joint ventures over which the Company has significant influence but does not have effective control. All significant intercompany account balances, transactions, profits and losses have been eliminated. All transactions and relationships with variable interest entities are evaluated to determine whether the Company is the primary beneficiary of the entities, therefore requiring consolidation. The Company does not have any variable interest entities requiring consolidation.

Accounting Changes

As of the beginning of the first quarter of fiscal 2020, the Company adopted an accounting standards update, initially issued in February 2016, that requires a lessee to recognize a lease liability and a lease right-of-use asset on its balance sheet for all leases greater than 12 months, including those classified as operating leases. The update supersedes the previous lease accounting standard. The Company adopted the new lease accounting standard using the modified retrospective transition method, whereby it applied the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2019. Such cumulative-effect adjustment for the Company was not material. Adoption using the modified retrospective transition method did not have an impact on any prior period earnings of the Company, and no comparative prior periods were adjusted for the new guidance. The Company elected a package of practical expedients permitted under the transition guidance within the new lease accounting standard, which among other things, permit carrying forward the historical lease classification. The Company also elected the practical expedient exempting short-term leases from balance sheet recognition, whereby payments for such leases are recognized in the income statement on a straight-line basis over the lease term. In addition, the Company elected the practical expedient to not separate lease and non-lease components, which the Company elected to apply to all classes of underlying assets. Adoption of the new standard resulted in recognition of $126 million and $128 million of operating lease right-of-use assets and liabilities, respectively, as of September 1, 2019, which are presented as separate line items on the balance sheet. Operating lease right-of-use assets are considered long-lived assets subject to existing long-lived asset impairment guidance. Adoption also resulted in the reclassification of the Company’s capital lease assets and obligations as finance lease right-of-use assets and liabilities as of September 1, 2019, with such reclassification having no impact on the carrying amounts or financial statement line items within which the leases are reported. See Note 5 - Leases for the disclosures required under the new standard.

64 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of the beginning of the first quarter of fiscal 2019, the Company adopted an accounting standards update initially issued in May 2014 that clarifies the principles for recognizing revenue from contracts with customers. The Company adopted the accounting standard using the modified retrospective approach and recorded no cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2018. The Company identified certain scrap purchase and sale arrangements for which it recognized revenue for the gross amount of consideration it expected to be entitled to from the customer (as principal) under the previous revenue guidance, but for which under the new revenue standard it recognizes revenue as the net amount of consideration that it expects to retain after paying the scrap metal supplier (as agent). The foregoing change in the classification of the cost of scrap metal purchased under such arrangements has the effect of reducing the amount of revenue and cost of goods sold reported in the financial statements, while having no impact on net income. If the Company had continued using the accounting guidance in effect before the adoption of the new revenue accounting standard, its consolidated revenues for fiscal 2019 would have been higher by approximately $28 million, or 1%, and its consolidated cost of goods sold would have been higher by the same amount. No other line items in the consolidated financial statements were materially impacted by adoption of the new requirements. Fiscal 2018 amounts and disclosures continue to be reported in accordance with guidance in effect prior to the date of adoption. See Note 11 - Revenue for the disclosures required under the new standard.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $20 million and $27 million as of August 31, 2020 and 2019, respectively.

Accounts Receivable, net

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company extends credit to customers under contracts containing customary and explicit payment terms, and payment is generally required within 30 to 60 days of shipment. Nonferrous export sales typically require a deposit prior to shipment. Historically, almost all of the Company’s ferrous export sales have been made with letters of credit. Ferrous metal sales, nonferrous metal sales and finished steel sales to domestic customers are generally made on open account, and a portion of these sales are covered by credit insurance.

The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or credit insurance is in place. In cases where management is aware of circumstances that may impair a customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted. The allowance for doubtful accounts was $2 million as of August 31, 2020 and 2019.

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Consolidated Statements of Cash Flows and totaled $9 million, $15 million and $15 million for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

65 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

66 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, the lease right-of-use asset is amortized on a straight-line basis and interest expense is recognized on the lease liability using the effective interest rate method. Many of the Company’s real property leases contain variable lease payments that depend on an index or a rate, which are included in the measurement of the right-of-use asset and lease liability using the index or rate at lease commencement, or with respect to the Company’s transition to the new lease accounting standard the index or rate at the application date. Subsequent changes in variable lease payments are recorded as variable lease expenses during the period in which they are incurred. The Company elected a practical expedient to not separate lease and related non-lease components for accounting purposes and, thus, costs related to such non-lease components are disclosed as lease expense. Payments for short-term leases are recognized in the income statement on a straight-line basis over the lease term. See Note 5 - Leases for further detail.

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

As of August 31, 2020, the useful lives used for depreciation and amortization were as follows:

Useful Life (in years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Office equipment and other software licenses	3 to 10
Enterprise Resource Planning (“ERP”) systems	6 to 17

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets, totaled $23 million as of August 31, 2020 and 2019, and consisted primarily of deposits on capital projects, prepaid insurance, prepaid services and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain retirement plans, consist primarily of spare parts, an equity investment, receivables from insurers, debt issuance costs, capitalized implementation costs for cloud computing arrangements, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. See Note 12 – Employee Benefits for further detail on the Company’s assets relating to retirement plans.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is presented as part of the AMR reportable segment and reported within other assets in the Consolidated Balance Sheets. The carrying value of the investment was $6 million as of August 31, 2020 and 2019. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since its acquisition.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurance carriers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible. Receivables from insurers totaled $5 million and $89 million as of August 31, 2020 and 2019, respectively, with the decrease in fiscal 2020 resulting primarily from full payment by the Company’s insurers of settlements for lawsuits arising from a 2016 motor vehicle collision. See “Contingencies – Other” in Note 9 - Commitments and Contingencies for further discussion of this matter.

67 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

The Company’s cloud computing arrangements primarily comprise hosting arrangements which are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in expense over the period that the Company has access to use the software. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise.

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

Long-Lived Assets

The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Operating lease right-of-use assets are considered long-lived assets subject to this impairment testing. For the Company’s metals recycling operations reported within AMR, an asset group generally consists of the regional shredding and export operation along with surrounding feeder yards. For regions with no shredding and export operations, each metals recycling yard is an asset group. For the Company’s auto parts operations, generally each auto parts store is an asset group. The combined steel manufacturing and metals recycling operations within CSS are a single asset group. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market or cost approaches, depending on the nature of the asset group.

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

68 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-lived asset impairment charges (recoveries) and accelerated depreciation are reported in the Consolidated Statements of Operations within (1) asset impairment charges (recoveries), net and (2) restructuring charges and other exit-related activities if related to a site closure. During fiscal 2020, the Company reported $6 million of such items within asset impairment charges (recoveries), net, comprising primarily $2 million related to abandonment of obsolete machinery and equipment assets, $2 million related to impairment of two auto parts stores and $2 million related to accelerated depreciation due to the shortening of the useful lives of certain metals recovery assets, each in the AMR reportable segment.

Investments in Joint Ventures

As of August 31, 2020, the Company had two 50%-owned joint venture interests which were accounted for under the equity method of accounting. One of the joint venture interests is presented as part of AMR operations, and one interest is presented as part of CSS operations. The joint venture within CSS sells recycled scrap metal to other operations within CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. As of August 31, 2020, the Company’s investments in equity method joint ventures have generated $8 million in cumulative undistributed earnings.

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

When the Company performs a quantitative goodwill impairment test, it estimates the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium. The Company did not record goodwill impairment charges in any of the periods presented.

69 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

Business Acquisitions

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

The Company acquired certain assets of an auto recycling business in northern California in fiscal 2019 and certain assets of a metals recycling business in Columbus, Georgia in fiscal 2018. These acquisitions were not material to the Company’s financial position or results of operations. Pro forma operating results for these acquisitions are not presented, since the aggregate results would not be significantly different than reported results. There were no business acquisitions in fiscal 2020. See Note 7 - Goodwill and Other Intangible Assets, net for further detail.

Restructuring Charges and Other Exit-Related Activities

Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. A liability for contract termination or other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. Exit-related activities consist of asset impairments in connection with closure of certain operations and sites, net of gains on exit-related disposals.

Accrued Workers’ Compensation Costs

The Company is self-insured for the significant majority of workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $8 million for the estimated cost of unpaid workers’ compensation claims as of August 31, 2020 and 2019, which are included in other accrued liabilities in the Consolidated Balance Sheets, with corresponding workers’ compensation insurance receivables of $4 million as of August 31, 2020 and 2019 included in other current assets.

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

70 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

When only a wide range of estimated amounts can be reasonably established and no other amount within the range is a better estimate than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other third parties for a site or matter. In these situations, recoveries of environmental remediation costs from other parties are recognized when realization of the claim for recovery is deemed probable. The amounts recorded for environmental liabilities are reviewed periodically as assessment and remediation progresses at individual sites or for particular matters and adjusted to reflect additional information that becomes available. Due to evolving remediation technology, changing regulations, possible third party contributions, the subjective nature of the assumptions used and other factors, amounts accrued could vary significantly from amounts paid. See “Contingencies – Environmental” in Note 9 - Commitments and Contingencies for further detail.

Loss Contingencies

The Company is subject to certain legal proceedings and contingencies in addition to those related to environmental liabilities discussed above in this Note, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company uses judgment and evaluates whether a loss contingency arising from litigation or an unasserted claim should be disclosed or recorded. The outcome of legal proceedings and other contingencies is inherently uncertain and often difficult to estimate. Accrued legal contingencies are reported within other accrued liabilities in the Consolidated Balance Sheets. See “Contingencies – Other” in Note 9 - Commitments and Contingencies for further detail.

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

71 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income for the period, but are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency. Gains and losses on foreign currency transactions are generally included in determining net income for the period. The Company reports these gains and losses within other (expense) income, net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains and losses were not material for fiscal 2020, 2019 or 2018.

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

In certain regional markets, the Company enters into contracts whereby it arranges for, or brokers, the transfer of scrap material between scrap suppliers and end customers. For transactions in which the Company obtains substantive control of the scrap material before the goods are transferred to the end customer, for example by arranging for the processing or warehousing of the material, the Company recognizes revenue equal to the gross amount of the consideration it expects to receive from the customer (as principal). Alternatively, for transactions in which the Company does not obtain substantive control of the scrap material before the product is transferred to the end customer, the Company recognizes revenue equal to the net amount of the consideration it expects to retain after paying the supplier for the purchase of the scrap material (as agent). The Company is the agent in the transaction for the substantial majority of brokerage arrangements.

Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company’s retail auto parts sales are at listed prices and are recognized at the point of sale.

72 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled scrap metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for each of the years ended August 31, 2020 and 2019. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. During each of the years ended August 31, 2020 and 2019, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense was $5 million in fiscal 2020 and $6 million in each of fiscal 2019 and 2018.

Share-Based Compensation

The Company estimates grant-date fair value of stock-based compensation awards based on the market closing price of the underlying Class A common stock on the date of grant, except for performance share awards with a total shareholder return (“TSR”) market performance metric for which the Company estimates fair value using a Monte-Carlo simulation model. The Company recognizes compensation expense for all awards, net of estimated forfeitures, over the requisite service period. Compensation expense is based on the grant-date fair value as described above, except for performance share awards with a non-market return on capital employed (“ROCE") performance metric. For these awards compensation expense is based on the probable outcome of achieving the specified performance conditions. The Company reassesses whether achievement of the ROCE performance metric is probable at each reporting date. See Note 13 - Share-Based Compensation for further detail.

Income Taxes

Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period on the Consolidated Financial Statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. Tax benefits arising from uncertain tax positions are recognized when it is more-likely-than-not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Note 14 - Income Taxes for further detail.

Net (Loss) Income Per Share

Basic net (loss) income per share attributable to SSI shareholders is computed by dividing net (loss) income attributable to SSI shareholders by the weighted average number of outstanding common shares during the period presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”) meeting certain criteria. Diluted net (loss) income per share attributable to SSI shareholders is computed by dividing net (loss) income attributable to SSI shareholders by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed vesting of performance share, RSU and DSU awards using the treasury stock method. Certain of the Company’s performance share and RSU awards were excluded from the calculation of diluted net (loss) income per share attributable to SSI shareholders because they were antidilutive; however, certain of these performance share and RSU awards could be dilutive in the future. Net income attributable to noncontrolling interests is deducted from (loss) income from continuing operations to arrive at (loss) income from continuing operations attributable to SSI shareholders for the purpose of calculating (loss) income per share from continuing operations attributable to SSI shareholders. See Note 16 - Net (Loss) Income Per Share for further detail.

73 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of August 31, 2020. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The Company had $58 million and $49 million of open letters of credit as of August 31, 2020 and 2019, respectively.

Note 3 - Recent Accounting Pronouncements

The Company does not expect its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 4 - Inventories

Inventories consisted of the following as of August 31 (in thousands):

	2020	2019
Processed and unprocessed scrap metal	$63,058	$81,313
Semi-finished goods	6,909	8,712
Finished goods	44,476	53,796
Supplies	42,826	43,499
Inventories	$157,269	$187,320

74 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Leases

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

The Company’s fiscal 2020 total lease cost was $28 million, consisting primarily of operating lease expense of $23 million and short-term lease expense of $4 million. The other components of the Company’s total lease cost for fiscal 2020, including finance lease amortization and interest expense, variable lease expense and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for fiscal 2020 is presented within cost of goods sold in the Consolidated Statements of Operations. Rent expense was $27 million for each of fiscal 2019 and 2018.

Finance lease-related assets and liabilities consisted of the following (in thousands):

	Balance Sheet Classification	August 31, 2020
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$6,274
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$1,341
Finance lease liabilities - non-current	Long-term debt, net of current maturities	6,167
Total finance lease liabilities		$7,508

(1)	Presented net of accumulated amortization of $1 million as of August 31, 2020.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases were as follows:

	August 31, 2020
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	10.2	3.37%
Finance leases	6.0	8.22%

Maturities of lease liabilities by fiscal year as of August 31, 2020 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2021	$1,837	$24,223
2022	1,768	23,292
2023	1,694	22,810
2024	1,410	18,619
2025	656	13,212
Thereafter	1,778	72,064
Total lease payments	9,143	174,220
Less amounts representing interest	(1,635)	(29,459)
Total lease liabilities	7,508	144,761
Less current maturities	(1,341)	(19,760)
Lease liabilities, net of current maturities	$6,167	$125,001

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

75 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22,225
Operating cash flows for finance leases	$628
Financing cash flows for finance leases	$1,336
Lease liabilities arising from obtaining right-of-use assets(1):
Operating leases	$34,586
Finance leases	$1,230

(1)	Amounts include new leases and adjustments to lease balances as a result of remeasurement.

As a result of adopting the new lease accounting guidance on September 1, 2019 using the modified retrospective transition method, the Company is required to present future minimum lease commitments for capital leases and operating leases that were previously disclosed in the Company’s 2019 Annual Report on Form 10-K and accounted for under previous lease guidance.

Principal payments on capital lease obligations during the next five fiscal years and thereafter as of August 31, 2019 are as follows (in thousands):

Year Ending August 31,	Capital Lease Obligations
2020	$1,917
2021	1,799
2022	1,751
2023	1,622
2024	1,346
Thereafter	1,694
Total	10,129
Amounts representing interest	(2,355)
Total less interest	$7,774

The table below sets forth the Company’s future minimum obligations under non-cancellable operating leases as of August 31, 2019 (in thousands):

Year Ending August 31,	Operating Leases
2020	$21,286
2021	15,301
2022	12,488
2023	10,419
2024	5,035
Thereafter	16,095
Total	$80,624

76 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2020	2019
Machinery and equipment	$746,845	$697,746
Land and improvements	295,575	283,348
Buildings and leasehold improvements	138,380	112,244
Office equipment and other software licenses	44,103	43,960
ERP systems	17,760	17,760
Construction in progress	55,964	67,375
Property, plant and equipment, gross	1,298,627	1,222,433
Less accumulated depreciation	(811,623)	(766,033)
Property, plant and equipment, net	$487,004	$456,400

Depreciation expense for property, plant and equipment, which includes amortization expense for finance lease right-of-use assets, was $57 million, $53 million and $49 million for the years ended August 31, 2020, 2019, and 2018, respectively. See Note 5 – Leases for additional disclosures of finance leases.

Note 7 - Goodwill and Other Intangible Assets, net

Acquisition of Goodwill

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

Goodwill Impairment Test

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.

In the fourth quarter of fiscal 2020, the Company performed the annual goodwill impairment test as of July 1, 2020. As of the testing date, the balance of the Company’s goodwill was $169 million, and all but $1 million of such balance was carried by a single reporting unit within AMR. The Company had last performed the quantitative impairment test of goodwill carried by this reporting unit in the second quarter of fiscal 2016 using a measurement date of February 1, 2016. Based on the changes in market conditions related to the general economy and the metals recycling industry and the increase in the carrying amount of the reporting unit since the last quantitative impairment test, the Company elected not to perform the qualitative assessment for the reporting unit and, instead, proceeded directly to the quantitative impairment test. The quantitative impairment test entails estimating the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. The Company records the amount of goodwill impairment as the excess of the reporting unit’s carrying amount over its fair value, if any, not to exceed the total amount of goodwill allocated to that reporting unit.

The Company estimated the fair value of the reporting unit within AMR carrying $168 million of goodwill as of July 1, 2020, using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based WACC assessed specifically for the reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction and synergistic benefits available to market participants. In addition, to corroborate the reporting unit’s valuation, the Company used a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium.

For the reporting unit within AMR subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 29% as of July 1, 2020. The projections used in the income approach for the reporting unit took into consideration the impact of current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in retail auto parts sales. The projections assumed a limited

77 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recovery of operating margins from current levels over a multi-year period. The WACC used in the income approach valuation for the reporting unit was 11.1%, and the terminal growth rate used was 2.0%. Assuming all other components of the fair value estimate were held constant, an increase in the WACC of 228 basis points or more or weaker than anticipated improvements in operating margins could have resulted in a failure of the quantitative impairment test for the reporting unit.

The Company reconciled its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company. The implied control premium resulting from the difference between (i) the Company's market capitalization (based on the average trading price of the Company's Class A common stock for the two-week period ended July 1, 2020) increased by the estimated fair value of noncontrolling interests and (ii) the higher aggregated estimated fair value of all reporting units was within the historical range of average and mean premiums observed for historical transactions within the steel-making, scrap processing and metals industries. The Company identified specific reconciling items, including market participant synergies, tax amortization benefits and benefits from in-process technology investments, which supported the implied control premium as of July 1, 2020.

The gross change in the carrying amount of goodwill for the years ended August 31, 2020 and 2019 was as follows (in thousands):

Goodwill
Balance as of September 1, 2018	$168,065
Acquisition	1,575
Foreign currency translation adjustment	(403)
Balance as of August 31, 2019	169,237
Foreign currency translation adjustment	390
Balance as of August 31, 2020	$169,627

Accumulated goodwill impairment charges were $471 million as of August 31, 2020, 2019 and 2018.

Other Intangible Assets, net

The following table presents the Company’s other intangible assets as of August 31 (in thousands):

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	$7,032	$(3,528)	$3,504	$5,746	$(2,862)	$2,884
Other intangible assets subject to amortization(1)	—	—	—	771	(254)	517
Indefinite-lived intangibles(2)	1,081	—	1,081	1,081	—	1,081
Total	$8,113	$(3,528)	$4,585	$7,598	$(3,116)	$4,482

(1)

Other intangible assets subject to amortization as of August 31, 2019 related to leasehold interests and were reclassified to operating lease right-of-use assets on adoption of the new lease accounting guidance as of September 1, 2019.

(2)	Indefinite-lived intangibles include trade names, permits and licenses.

78 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total intangible asset amortization expense was $1 million in each of the years ended August 31, 2020, 2019 and 2018. There were no impairments of intangible assets recognized for the periods presented.

The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2021	$763
2022	763
2023	458
2024	409
2025	249
Thereafter	862
Total	$3,504

Note 8 - Debt

Debt consisted of the following as of August 31 (in thousands):

	2020	2019
Bank revolving credit facilities, interest primarily at LIBOR plus a spread	$90,000	$96,835
Finance lease liabilities(1)	7,508	7,774
Other debt obligations	6,911	487
Total debt	104,419	105,096
Less current maturities	(2,184)	(1,321)
Debt, net of current maturities	$102,235	$103,775

(1)

Prior to adoption of the new lease accounting guidance as of September 1, 2019, the Company’s finance lease liabilities were classified as capital lease obligations. The Company’s capital lease obligations as of August 31, 2019 are presented in this line item.

The Company’s senior secured revolving credit facilities, which provide for revolving loans of $700 million and C$15 million, mature in August 2023 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. The $700 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swingline loans and a $50 million sublimit for multicurrency borrowings. As of August 31, 2020, interest rates on outstanding indebtedness under the credit agreement were based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) (or the Canadian equivalent for C$ loans), plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to the Company’s ratio of consolidated funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to the Company’s ratio of consolidated funded debt to EBITDA.

On June 30, 2020, in large part due to the uncertainties resulting from the effects of Coronavirus Disease (“COVID-19”), the Company entered into an amendment to the existing credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. The principal changes to the existing credit agreement effected by the amendment are (i) the reduction of the consolidated fixed charge coverage from a minimum ratio of 1.50 to 1.00 to a minimum ratio of 1.20 to 1.00 for the fiscal quarter ending August 31, 2020, and to a minimum ratio of 1.10 to 1.00 for the fiscal quarters ending November 30, 2020, February 28, 2021 and May 31, 2021, and (ii) the introduction of a minimum consolidated asset coverage ratio of 1.00 to 1.00 for each of the fiscal quarters ending August 31, 2020 through May 31, 2021. The amendment further provides for revisions to the definition of LIBOR to include a 0.50% floor and mechanics by which the parties may replace the benchmark interest rate used in the agreement from LIBOR to one or more rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York.

79 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2020 and 2019, borrowings outstanding under the credit facilities were $90 million and $97 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 4.59% and 3.78% as of August 31, 2020 and 2019, respectively.

The Company’s credit agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to enter into certain types of transactions. The financial covenants under the credit agreement include (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges, (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness, and (c) a consolidated asset coverage ratio, defined as consolidated asset values divided by consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory and accounts receivable.

Other debt obligations primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter. The Company imputes interest on this obligation at a rate of 4.25% reflecting the estimated rate that would be recorded in a market transaction with similar terms.

Principal payments on the Company’s bank revolving credit facilities and other debt obligations during the next five fiscal years and thereafter are as follows (in thousands):

Year Ending August 31,	Credit Facilities	Other Debt Obligations
2021	$—	$843
2022	—	1,639
2023	90,000	1,710
2024	—	1,785
2025	—	802
Thereafter	—	132
Total	$90,000	$6,911

See Note 5 - Leases for additional disclosures of finance lease obligations, including payments during the next five fiscal years and thereafter. The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. The Company had $10 million outstanding under these arrangements as of August 31, 2020 and 2019.

Note 9 - Commitments and Contingencies

Contingencies – Environmental

Changes in the Company’s environmental liabilities for the years ended August 31, 2020 and 2019 were as follows (in thousands):

Balance as of September 1, 2018	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2019	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2020	Short-Term	Long-Term
$53,832	$1,302	$(3,335)	$51,799	$5,713	$(4,048)	$53,464	$6,302	$47,162

80 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recycling Operations

As of August 31, 2020 and 2019, the Company’s recycling operations had environmental liabilities of $53 million and $52 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.

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

On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including the Company, seeking reimbursement of certain past and future response costs in connection with remedial action at the Site and recovery of assessment costs related to natural resources damages from releases at and from the Site to the Multnomah Channel and the Lower Columbia River. The parties filed various motions to dismiss or stay this suit, and in August 2019, the court issued an order denying the motions to dismiss and staying the action. The Company intends to defend against the claims in this suit and does not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to the Company.

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

81 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

In the ROD, the EPA acknowledged that much of the data used in preparing the ROD was more than a decade old and would need to be updated with a new round of “baseline” sampling to be conducted prior to the remedial design phase. Accordingly, the ROD provided for additional pre-remedial design investigative work and baseline sampling to be conducted in order to provide a baseline of current conditions and delineate particular remedial actions for specific areas within the Site. This additional sampling was required prior to proceeding with the next phase in the process which is the remedial design. The remedial design phase is an engineering phase during which additional technical information and data are collected, identified and incorporated into technical drawings and specifications developed for the subsequent remedial action. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. Following issuance of the ROD, EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work identified in the ROD under a new consent order.

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

The pre-remedial design investigation and baseline sampling work has been completed, and the report evaluating the data was submitted to EPA on June 17, 2019. The evaluation report concludes that Site conditions have improved substantially since the data forming the basis of the ROD was collected over a decade ago. The analysis contained in the report has significant implications for remedial design and remedial action at the Site. EPA has reviewed the report, finding with a few limited corrections that the data is of suitable quality and generally acceptable and stating that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, EPA did not agree that the data or the analysis warrants a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. The Company and other PRPs disagree with EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for the Site during the remedial design phase.

EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since executed consent agreements for remedial design work covering a little more than half of the remedial action areas at the Site. Because of EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement for remedial design with respect to any of the subareas at the Site. On March 26, 2020, EPA issued a unilateral administrative order (UAO) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Following a conference with the Company to discuss the UAO and written comments submitted by the Company, EPA made limited modifications to the UAO and issued an amendment to the UAO on April 27, 2020 with an effective date of May 4, 2020. As required by the UAO, the Company notified EPA of its intent to comply with the UAO on the effective date while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. The Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for remedial design, but not for any penalties. The

82 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. An asset relating to recovery of such costs is recognized upon meeting certain accounting requirements, which had not yet been met as of the end of fiscal 2020.

The Company’s environmental liabilities as of August 31, 2020 and 2019 include $4 million and $1 million, respectively, relating to Portland Harbor.

Except for certain early action projects in which the Company is not involved, remediation activities are not expected to commence for a number of years. Moreover, remediation activities at the Site are expected to be sequenced, and the order and timing of such sequencing has not been determined. In addition, as discussed above, responsibility for implementing and funding the remedy will be determined in a separate allocation process, which is on-going. The Company expects the next major stage of the allocation process to proceed in parallel with the remedial design process.

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

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remedial design, remedial action and mitigation for natural resource damages claims in connection with the Site. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated the settlement with certain insurers of claims against them related to the Site, continue to seek settlements with other insurers and formed a Qualified Settlement Fund (“QSF”) which became operative in the fourth quarter of fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with the Site. These insurance policies and the funds in the QSF may not cover all of the costs which the Company may incur. The QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two parties unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of the VIE that most significantly impact its economic performance. The Company’s appointee to co-manage the VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage the VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

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

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of August 31, 2020 and 2019, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2018, the Company accrued $4 million in expense at its Corporate division for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of August 31, 2020 and 2019, the Company had $4 million

83 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company currently estimates a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that has the potential to impact the required remedial actions and associated cost estimates pending further analysis and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of August 31, 2020 and 2019 include $8 million for the estimated costs related to remediation of soil and groundwater conditions, including penalties in the amount of $2.7 million, in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion of on-going studies and determination of remediation plans. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans, and it is reasonably possible that it may incur additional liabilities and costs in the future, including for wellhead treatment, which in the case of costs for installation of wellhead treatment, if incurred, could be in the range of $10 million to $13 million.

Steel Manufacturing Operations

The Company’s steel manufacturing operations had no known environmental liabilities as of August 31, 2020 and 2019.

The steel mill’s electric arc furnace generates dust (“EAF dust”) that is classified as hazardous waste by the EPA because of its zinc and lead content. As a result, the Company captures the EAF dust and ships it in specialized rail cars to firms that apply treatments that allow for the ultimate disposal of the EAF dust.

The Company’s steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of approximately 950 thousand tons. The Company’s permit was first issued in 1998 and has since been renewed multiple times, most recently in April 2020 extending the permit through April 1, 2025.

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

84 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2020, 2019 and 2018 (in thousands):

	Foreign Currency Translation Adjustments	Pension Obligations, net	Total
Balance as of September 1, 2017	$(31,828)	$(3,465)	$(35,293)
Other comprehensive (loss) income before reclassifications	(2,301)	64	(2,237)
Income tax benefit	—	172	172
Other comprehensive (loss) income before reclassifications, net of tax	(2,301)	236	(2,065)
Amounts reclassified from accumulated other comprehensive loss	—	536	536
Income tax benefit	—	(415)	(415)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	121	121
Net periodic other comprehensive (loss) income	(2,301)	357	(1,944)
Balance as of August 31, 2018	(34,129)	(3,108)	(37,237)
Other comprehensive loss before reclassifications	(1,560)	(326)	(1,886)
Income tax benefit	—	65	65
Other comprehensive loss before reclassifications, net of tax	(1,560)	(261)	(1,821)
Amounts reclassified from accumulated other comprehensive loss	—	369	369
Income tax benefit	—	(74)	(74)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	295	295
Net periodic other comprehensive (loss) income	(1,560)	34	(1,526)
Balance as of August 31, 2019	(35,689)	(3,074)	(38,763)
Other comprehensive income before reclassifications	1,505	190	1,695
Income tax expense	—	(42)	(42)
Other comprehensive income before reclassifications, net of tax	1,505	148	1,653
Amounts reclassified from accumulated other comprehensive loss	—	309	309
Income tax benefit	—	(70)	(70)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	239	239
Net periodic other comprehensive income	1,505	387	1,892
Balance as of August 31, 2020	$(34,184)	$(2,687)	$(36,871)

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

85 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination for each reportable segment (in thousands):

	Year Ended August 31, 2020
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$825,316	$44,041	$(6,867)	$862,490
Nonferrous revenues	360,308	31,849	(1,859)	390,298
Steel revenues(1)	—	336,980	—	336,980
Retail and other revenues	122,188	387	—	122,575
Total revenues	$1,307,812	$413,257	$(8,726)	$1,712,343
Revenues based on sales destination:
Foreign	$820,379	$90,406	$—	$910,785
Domestic	487,433	322,851	(8,726)	801,558
Total revenues	$1,307,812	$413,257	$(8,726)	$1,712,343

	Year Ended August 31, 2019
	AMR	CSS	Intercompany Revenue Eliminations	Total
Major product information:
Ferrous revenues	$1,123,180	$51,963	$(10,424)	$1,164,719
Nonferrous revenues	430,361	38,809	(1,147)	468,023
Steel revenues(1)	—	367,956	—	367,956
Retail and other revenues	131,436	688	(41)	132,083
Total revenues	$1,684,977	$459,416	$(11,612)	$2,132,781
Revenues based on sales destination:
Foreign	$1,047,546	$93,531	$—	$1,141,077
Domestic	637,431	365,885	(11,612)	991,704
Total revenues	$1,684,977	$459,416	$(11,612)	$2,132,781

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of August 31, 2020 and 2019, receivables from contracts with customers, net of an allowance for doubtful accounts, totaled $135 million and $142 million, respectively, representing 97% of total accounts receivable reported on the Consolidated Balance Sheets as of each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Consolidated Balance Sheets and totaled $8 million and $3 million as of August 31, 2020 and 2019, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the fiscal year ended August 31, 2020, the Company reclassified $3 million in customer deposits as of August 31, 2019 to revenues as a result of satisfying performance obligations during the year. During the fiscal year ended

86 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits for employee service. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income. The Company amortizes as a component of net periodic pension benefit cost a portion of the net gain or loss reported within accumulated other comprehensive loss if the beginning-of-year net gain or loss exceeds 5% of the greater of the benefit obligation or the market value of plan assets. Net periodic pension benefit cost was not material for each of the years presented in this report. The fair value of plan assets was $21 million and $20 million as of August 31, 2020 and 2019, respectively, and the projected benefit obligation was $18 million and $17 million as of August 31, 2020 and 2019, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $4 million and $3 million as of August 31, 2020 and 2019, respectively. Under the fair value hierarchy, plan assets comprised Level 1 and Level 2 investments as of August 31, 2020 and 2019. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. Level 2 investments are corporate bonds valued at the yields currently available on comparable securities of issuers with similar credit ratings. No significant contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligation was 2.38% and 2.83% as of August 31, 2020 and 2019, respectively. The Company estimates future annual benefit payments to be between $1 million and $4 million per year.

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets, the current portion of the pension liability is included in other accrued liabilities, and the noncurrent portion of the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund was valued at $3 million as of August 31, 2020 and $4 million as of August 31, 2019. The trust fund assets’ gains and losses are included in other income, net in the Company’s Consolidated Statements of Operations. The benefit obligation and the unfunded amount were $5 million as of August 31, 2020 and 2019. Net periodic pension cost under the SERBP was not material for each of the years ended August 31, 2020, 2019 and 2018.

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

One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP,” EIN 90-0169564, Plan No. 001) benefiting the union employees of the Company’s steel manufacturing operations, which are covered by a collective bargaining agreement that will expire on March 31, 2022. As of October 1, 2019, the WISPP was certified by the plan’s actuaries as being in the Green Zone, as defined by the Pension Protection Act of 2006. The Company contributed $3 million to the WISPP for each of the years ended August 31, 2020, 2019 and 2018. These contributions represented more than 5% of total contributions to the WISPP for each year.

87 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

Company contributions to all of the multiemployer plans were $6 million for each of the years ended August 31, 2020 and 2019, and $5 million for the year ended August 31, 2018.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $4 million for each of the years ended August 31, 2020, 2019 and 2018.

Note 13 - Share-Based Compensation

The Company’s 1993 Stock Incentive Plan, as amended (the “SIP”), was established to provide for the grant of stock-based compensation awards to its employees, consultants and directors. The SIP authorizes the grant of restricted shares, restricted stock units, performance-based awards including performance share awards, stock options, stock appreciation rights and other stock-based awards. The SIP is administered by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”). There are 12.2 million shares of Class A common stock reserved for issuance under the SIP, of which 2.7 million were available for future grants as of August 31, 2020. Share-based compensation expense recognized in cost of goods sold or selling, general and administrative expense, as applicable, was $10 million, $17 million and $19 million for the years ended August 31, 2020, 2019 and 2018, respectively.

Restricted Stock Units (“RSUs”)

During the years ended August 31, 2020, 2019 and 2018, the Compensation Committee granted 470,917, 261,642 and 252,865 RSUs, respectively, to the Company’s key employees under the SIP. RSUs generally vest 20% per year over five years commencing October 31 of the year after grant. Each RSU entitles the recipient to receive one share of Class A common stock upon vesting.

The estimated fair value of an RSU is based on the market closing price of the underlying Class A common stock on the date of grant. The weighted average grant date fair value of RSUs granted was $14.88, $27.61 and $26.60 per unit for the years ended August 31, 2020, 2019 and 2018, respectively. The total estimated fair value of RSUs granted during each of the years ended August 31, 2020, 2019 and 2018 was $7 million. For RSUs granted in the year ended August 31, 2020, the compensation expense associated with these RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the award is the longer of two years or the period ending on the date retirement eligibility is achieved. For the awards granted in the years ended August 31, 2019 and 2018, RSU compensation expense is recognized over the requisite service period of the award, net of estimated forfeitures, or to the date retirement eligibility is achieved (if before the end of the service period). RSU compensation expense was $4 million, $6 million and $7 million for the years ended August 31, 2020, 2019 and 2018, respectively.

A summary of the Company’s RSU activity for the year ended August 31, 2020 is as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2019	798	$24.14
Granted	471	$14.88
Vested	(268)	$22.91
Forfeited	(15)	$21.63
Outstanding as of August 31, 2020	986	$20.10

The total fair value of RSUs which vested, based on the market closing price of the underlying Class A common stock on the vesting date, was $6 million, $7 million and $8 million for the years ended August 31, 2020, 2019 and 2018, respectively. As of August 31, 2020, total unrecognized compensation costs related to unvested RSUs amounted to $10 million, which is expected to be recognized over a weighted average period of three years.

88 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards

The SIP authorizes performance-based awards to certain employees subject to certain conditions and restrictions. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance goals established by the Compensation Committee. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout. However, adjusted awards will be paid if employment terminates earlier on account of a qualifying employment termination event such as death, disability, retirement, termination without cause after the first year of the performance period or a sale of the Company or the reportable segments for which the participant works.

The Compensation Committee determined that performance share awards granted in fiscal years 2020, 2019 and 2018 comprise two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. The award performance metrics were the Company’s total shareholder return (“TSR”) relative to a designated peer group and the Company’s return on capital employed (“ROCE”). Awards share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model utilizing several key assumptions, including the following for TSR awards granted during the fiscal years ended August 31:

	2020	2019	2018
Expected share price volatility (SSI)	38.9%	42.5%	44.3%
Expected share price volatility (Peer group)	44.5%	51.4%	55.4%
Expected correlation to peer group companies	34.3%	35.6%	35.4%
Risk-free rate of return	1.58%	2.89%	1.79%

The compensation expense for the TSR awards based on the grant-date fair value, net of estimated forfeitures, is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period), regardless of whether the market condition has been or will be satisfied. Compensation expense for TSR awards was $3 million, $4 million and $3 million for the years ended August 31, 2020, 2019 and 2018, respectively.

The fair value of the ROCE awards granted is based on the market closing price of the underlying Class A common stock on the grant date. The Company accrues compensation cost for ROCE awards based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the ROCE performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the service period, all related compensation cost previously recognized is reversed. Compensation expense for ROCE awards and other performance share awards with a non-market performance metric granted prior to fiscal 2018 was $2 million, $6 million and $8 million for the years ended August 31, 2020, 2019 and 2018, respectively.

During the years ended August 31, 2020, 2019 and 2018, the Compensation Committee granted a total of 337,770 (165,834 TSR and 171,936 ROCE), 254,620 (123,812 TSR and 130,808 ROCE) and 246,161 (119,763 TSR and 126,398 ROCE) performance share awards, respectively. The weighted average grant date fair value per share of performance share awards granted was $21.32, $28.37 and $27.32 for the years ended August 31, 2020, 2019 and 2018, respectively.

89 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance-based awards activity for the year ended August 31, 2020 is as follows:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2019	773	$25.49
Granted	338	$21.32
Performance achievement(1)	199	$20.84
Vested	(485)	$21.24
Forfeited	(27)	$24.11
Outstanding as of August 31, 2020	798	25.19

(1)	Reflects the net number of awards achieved above target levels based on actual performance measured at the end of the performance period.

The total fair value of performance share awards which vested, based on the market closing price of the Company’s Class A common stock on the vesting date, was $10 million and $13 million for the years ended August 31, 2020 and 2019, respectively. No performance shares vested in fiscal year 2018. As of August 31, 2020, total unrecognized compensation costs related to unvested performance share awards amounted to $6 million, which is expected to be recognized over a weighted average period of two years.

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

DSUs granted during the years ended August 31, 2020, 2019 and 2018 totaled 41,592 shares, 31,218 shares and 21,806 shares, respectively. The compensation expense associated with DSUs and the total value of shares vested during each of the years ended August 31, 2020, 2019 and 2018, as well as the unrecognized compensation expense as of August 31, 2020, were not material.

Note 14 - Income Taxes

(Loss) income from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2020	2019	2018
United States	$(5,649)	$69,476	$131,518
Foreign	3,710	6,764	10,335
Total	$(1,939)	$76,240	$141,853

90 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2020	2019	2018
Current:
Federal	$(15,778)	$2,690	$19,511
State	329	315	894
Foreign	519	52	—
Total current tax (benefit) expense	(14,930)	3,057	20,405
Deferred:
Federal	12,292	12,930	(5,700)
State	1,338	794	(1,962)
Foreign	1,466	889	(30,333)
Total deferred tax expense (benefit)	15,096	14,613	(37,995)
Total income tax expense (benefit)	$166	$17,670	$(17,590)

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	25.7%
State taxes, net of credits	(57.9)	1.2	0.4
Foreign income taxed at different rates	(11.6)	(0.2)	(0.5)
Valuation allowance on deferred tax assets	(24.5)	(0.2)	(35.8)
Federal rate change	71.9	—	(4.9)
Non-deductible officers’ compensation	(46.9)	1.8	1.6
Other non-deductible expenses	(66.0)	1.0	(0.6)
Noncontrolling interests	21.1	(0.5)	(0.6)
Research and development credits	99.3	(0.5)	(0.6)
Tax return to provision adjustment	89.2	0.5	—
Unrecognized tax benefits	(97.3)	0.7	3.4
Interest income	9.0	(0.4)	(0.2)
Excess tax benefit from stock-based compensation	3.0	(1.2)	(0.3)
Other	(18.9)	—	—
Effective tax rate	(8.6)%	23.2%	(12.4)%

Effective Tax Rate

The Company’s effective tax rate from continuing operations for fiscal 2020 was an expense of 8.6%, compared to 23.2% for fiscal 2019. The reconciling differences between the Company’s effective tax rate from continuing operations for fiscal 2020 and the U.S. federal statutory rate of 21% are exaggerated due to the Company’s near-break-even pre-tax loss from continuing operations of $2 million for fiscal 2020, despite none of the reconciling differences being individually material. The Company’s effective tax rate from continuing operations for fiscal 2020 was lower than the U.S. federal statutory rate, and reflective of income tax expense on a pre-tax loss from continuing operations, primarily due to the partially offsetting impacts of individually immaterial permanent differences from non-deductible expenses and research and development credits, the effects of unrecognized tax benefits and the aggregate impact of state taxes.

The Company reported a tax benefit on pre-tax income for fiscal 2018 primarily due to the release of valuation allowances against certain deferred tax assets, resulting in recognition of discrete tax benefits totaling $37 million in fiscal 2018, and the impact of the Tax Act enacted into law on December 22, 2017.

91 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. Among other provisions, the CARES Act removes certain limitations on utilization of net operating losses (“NOLs”) and allows for carrybacks of certain past and future NOLs. The Company applied the NOL carryback provisions of the CARES Act to its NOL for fiscal 2020, which resulted in the reclassification of a $11 million NOL deferred income tax asset to refundable income taxes and recognition of a $1 million income tax benefit in the third quarter of fiscal 2020. The Company does not anticipate the other income tax provisions of the CARES Act to have a material impact on its financial statements.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities comprised the following as of August 31 (in thousands):

	2020	2019
Deferred tax assets:
Operating lease liabilities	$22,676	$—
Amortizable goodwill and other intangibles	17,455	22,646
Employee benefit accruals	9,246	6,289
Net operating loss carryforwards	8,484	7,122
Environmental liabilities	7,938	7,164
State credit carryforwards	7,933	8,202
Federal credit carryforwards	5,116	—
Inventory valuation methods	2,865	1,748
Other	7,074	6,405
Valuation allowances	(16,933)	(16,436)
Total deferred tax assets	71,854	43,140
Deferred tax liabilities:
Accelerated depreciation and other basis differences	39,596	30,716
Operating lease right-of-use assets	21,104	—
Investment in operating partnerships	14,703	6,777
Uncertain tax positions	4,936	—
Prepaid expense acceleration	2,655	2,263
Total deferred tax liabilities	82,994	39,756
Net deferred tax (liabilities) assets	$(11,140)	$3,384

As of August 31, 2020, foreign operating loss carryforwards were $19 million, which expire if not used between 2023 and 2039. Federal and state credit carryforwards will expire if not used between 2020 and 2041.

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. In fiscal 2018, the Company released valuation allowances against certain U.S. federal and state and Canadian deferred tax assets resulting in discrete tax benefits totaling $37 million. The release of these valuation allowances was the result of sufficient positive evidence at the time, including cumulative income in the Company’s U.S. and Canadian tax jurisdictions in recent years and projections of future taxable income based primarily on the Company's improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. The Company continues to maintain valuation allowances against certain state, Canadian and all Puerto Rican deferred tax assets. Canadian deferred tax assets against which the Company continues to maintain a valuation allowance relate to indefinite-lived assets.

92 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2020	2019	2018
Unrecognized tax benefits, as of the beginning of the year	$5,410	$5,054	$5,548
Additions (reductions) for tax positions of prior years	1,368	(151)	171
Additions for tax positions of the current year	852	507	596
Reduction attributable to federal tax reform	—	—	(1,261)
Reductions for lapse of statutes	(174)	—	—
Unrecognized tax benefits, as of the end of the year	$7,456	$5,410	$5,054

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

Note 15 - Restructuring Charges and Other Exit-Related Activities

On January 8, 2020, subsequent to the end of the first quarter of fiscal 2020, the Company committed to certain restructuring initiatives aimed at further reducing its annual operating expenses, primarily selling, general and administrative, at Corporate, AMR and CSS, primarily through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. Additionally, the Company incurred professional service costs related to the transition of its internal organizational and reporting structure to a functionally based, integrated model. During fiscal 2020, the Company incurred aggregate restructuring charges and other exit-related costs of approximately $9 million in connection with these initiatives, comprising severance costs of $2 million, costs associated with a lease contract termination of $1 million and professional services costs of $6 million. The substantial majority of the restructuring charges related to these initiatives were recognized in fiscal 2020 and required us to make cash payments.

Note 16 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI shareholders for the years ended August 31 (in thousands):

	2020	2019	2018
(Loss) income from continuing operations	$(2,105)	$58,570	$159,443
Net income attributable to noncontrolling interests	(1,945)	(1,977)	(3,338)
(Loss) income from continuing operations attributable to SSI shareholders	(4,050)	56,593	156,105
(Loss) income from discontinued operations, net of tax	(95)	(248)	346
Net (loss) income attributable to SSI shareholders	$(4,145)	$56,345	$156,451
Computation of shares:
Weighted average common shares outstanding, basic	27,672	27,527	27,645
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	—	695	944
Weighted average common shares outstanding, diluted	27,672	28,222	28,589

Common stock equivalent shares of 629,223, 92,873 and 62,019 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share attributable to SSI shareholders for the years ended August 31, 2020, 2019 and 2018, respectively.

Note 17 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $11 million, $15 million and $16 million for the years ended August 31, 2020, 2019 and 2018, respectively.

93 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

The Company holds noncontrolling ownership interests in joint ventures, which are either in the metals recycling business or are suppliers of unprocessed metal. The Company’s allocable portion of the results of these joint ventures is reported within the segment results. As of August 31, 2020, the Company had two 50%-owned joint venture interests, one presented as part of AMR operations, and one presented as part of CSS operations. The joint venture within CSS sells recycled scrap metal to other operations within CSS at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. During fiscal 2018, two of the Company’s 50% joint venture interests presented as part of AMR operations dissolved.

Intersegment sales are made at prices that approximate local market rates. These intercompany sales tend to produce intercompany profit which is not recognized until the finished products are ultimately sold to third parties.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses segment operating income to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes and other income and expense to its segments. Certain expenses related to shared services that support operational activities and transactions are allocated from Corporate to the segments. Unallocated Corporate expense consists primarily of expense for management and certain administrative services that benefit both segments. In addition, the Company does not allocate certain items to segment operating income because management does not include the information in its measurement of the performance of the segments. Such unallocated items include restructuring charges and other exit-related activities, charges (net of recoveries) related to legacy environmental matters, and provisions for certain legal matters. Because of the unallocated income and expense, the operating income of each segment does not reflect the operating income the segment would report as a stand-alone business. The results of discontinued operations are excluded from segment operating income and are presented separately, net of tax, from the results of ongoing operations for all periods presented.

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

94 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s total assets as of August 31 (in thousands):

	2020	2019
Total assets:
Auto and Metals Recycling(1)	$1,746,170	$1,561,267
Cascade Steel and Scrap	793,305	769,930
Total segment assets	2,539,475	2,331,197
Corporate and eliminations(2)	(1,309,548)	(1,170,451)
Total assets	$1,229,927	$1,160,746
Property, plant and equipment, net(3)	$487,004	$456,400

(1)

AMR total assets include $2 million and $3 million as of August 31, 2020 and 2019, respectively, for investment in joint ventures. CSS total assets include $8 million and $7 million as of August 31, 2020 and 2019, respectively, for investment in joint ventures.

(2)	The substantial majority of Corporate and eliminations total assets consist of Corporate intercompany payables to the Company’s operating segments and intercompany eliminations.
(3)	Property, plant and equipment, net includes $16 million and $14 million as of August 31, 2020 and 2019, respectively, at the Company’s Canadian locations.

The table below illustrates the Company’s results from continuing operations by reportable segment for the years ended August 31 (in thousands):

	2020	2019	2018
AMR:
Revenues	$1,307,812	$1,684,977	$1,908,966
Less: Intersegment revenues	(7,634)	(11,612)	(24,892)
AMR external customer revenues	1,300,178	1,673,365	1,884,074
CSS:
Revenues	413,257	459,416	480,641
Less: Intersegment revenues	(1,092)	—	—
CSS external customer revenues	412,165	459,416	480,641
Total revenues	$1,712,343	$2,132,781	$2,364,715
Depreciation and amortization:
AMR	$43,609	$38,816	$35,564
CSS	12,009	11,781	11,724
Segment depreciation and amortization	55,618	50,597	47,288
Corporate	2,555	2,739	2,384
Total depreciation and amortization	$58,173	$53,336	$49,672
Capital expenditures:
AMR	$62,008	$78,706	$67,099
CSS	18,892	15,345	9,600
Segment capital expenditures	80,900	94,051	76,699
Corporate	1,105	562	927
Total capital expenditures	$82,005	$94,613	$77,626
Reconciliation of the Company’s segment operating income to income from continuing operations before income taxes:
AMR(1)	$34,438	$95,991	$169,120
CSS(2)	22,983	31,951	38,286
Segment operating income	57,421	127,942	207,406
Restructuring charges and other exit-related activities	(8,993)	(365)	661
Corporate and eliminations	(41,574)	(43,712)	(59,079)
Operating income	6,854	83,865	148,988
Interest expense	(8,669)	(8,266)	(8,983)
Other (expense) income, net	(124)	641	1,848
(Loss) income from continuing operations before income taxes	$(1,939)	$76,240	$141,853

(1)

AMR operating income includes less than $1 million, less than $1 million, and less than $(1) million in income (loss) from joint ventures accounted for by the equity method in fiscal 2020, 2019 and 2018, respectively.

95 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)	CSS operating income includes $1 million, $1 million, and $2 million in income from joint ventures accounted for by the equity method in fiscal 2020, 2019 and 2018, respectively.

The following revenues from external customers are presented by major product and based on the sales destination for the years ended August 31 (in thousands):

	2020	2019	2018
Major product information(1):
Ferrous revenues	$862,490	$1,164,719	$1,328,447
Nonferrous revenues	390,298	468,023	529,466
Steel revenues(2)	336,980	367,956	367,560
Retail and other revenues	122,575	132,083	139,242
Total revenues	$1,712,343	$2,132,781	$2,364,715
Revenues based on sales destination:
Foreign	$910,785	$1,141,077	$1,354,460
Domestic	801,558	991,704	1,010,255
Total revenues	$1,712,343	$2,132,781	$2,364,715

(1)

In fiscal 2019, the Company modified its categories of revenues from external customers by major product. The major product revenues for fiscal 2018 have been revised to conform to the current presentation, with such revisions being immaterial for the year.

(2)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

In fiscal 2020, 2019 and 2018, the Company had no external customer that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers located in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries to which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue
Turkey	$222,141	13%	N/A	N/A	$262,835	11%
Bangladesh	$197,391	12%	N/A	N/A	N/A	N/A
China	N/A	N/A	N/A	N/A	$255,097	11%

N/A = Sales were less than the 10% threshold.

96 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Quarterly Financial Data (Unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary for a fair statement of the results for the periods represented (in thousands, except per share amounts):

	Fiscal 2020
	First	Second	Third	Fourth
Revenues	$405,584	$439,482	$402,683	$464,594
Cost of goods sold	$364,760	$380,520	$356,217	$402,228
Operating (loss) income	$(7,910)	$7,691	$(3,706)	$10,779
(Loss) income from continuing operations attributable to SSI shareholders	$(7,023)	$3,882	$(4,926)	$4,017
Basic (loss) income per share from continuing operations attributable to SSI shareholders	$(0.26)	$0.14	$(0.18)	$0.14
Diluted (loss) income per share from continuing operations attributable to SSI shareholders	$(0.26)	$0.14	$(0.18)	$0.14
Net (loss) income	$(6,565)	$4,504	$(4,717)	$4,578
Net (loss) income attributable to SSI shareholders	$(6,995)	$3,883	$(4,995)	$3,962
Basic net (loss) income per share attributable to SSI shareholders	$(0.25)	$0.14	$(0.18)	$0.14
Diluted net (loss) income per share attributable to SSI shareholders	$(0.25)	$0.14	$(0.18)	$0.14

	Fiscal 2019
	First	Second	Third	Fourth
Revenues	$564,020	$473,565	$547,396	$547,800
Cost of goods sold	$490,132	$414,688	$474,598	$479,117
Operating income	$22,689	$19,036	$24,459	$17,681
Income from continuing operations attributable to SSI shareholders	$16,260	$13,030	$15,682	$11,621
Basic income per share from continuing operations attributable to SSI shareholders	$0.59	$0.47	$0.57	$0.42
Diluted income per share from continuing operations attributable to SSI shareholders	$0.57	$0.46	$0.56	$0.41
Net income	$16,618	$13,297	$16,440	$11,967
Net income attributable to SSI shareholders	$16,188	$12,892	$15,690	$11,575
Basic net income per share attributable to SSI shareholders	$0.59	$0.47	$0.57	$0.42
Diluted net income per share attributable to SSI shareholders	$0.57	$0.46	$0.56	$0.41

97 / Schnitzer Steel Industries, Inc. Form 10-K 2020

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2020, 2019 and 2018

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Fiscal 2020
Allowance for doubtful accounts	$1,569	$66	$(42)	$1,593
Deferred tax valuation allowance	$16,436	$1,293	$(796)	$16,933
Fiscal 2019
Allowance for doubtful accounts	$2,586	$74	$(1,091)	$1,569
Deferred tax valuation allowance	$16,484	$472	$(520)	$16,436
Fiscal 2018
Allowance for doubtful accounts	$2,280	$323	$(17)	$2,586
Deferred tax valuation allowance	$67,348	$—	$(50,864)	$16,484

98 / Schnitzer Steel Industries, Inc. Form 10-K 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

None.

99 / Schnitzer Steel Industries, Inc. Form 10-K 2020

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Information regarding executive officers is included in Part I, Item 1 “Business – Executive Officers of the Company” of this Form 10-K as permitted by General Instruction G(3).

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

100 / Schnitzer Steel Industries, Inc. Form 10-K 2020

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K
		PAGE NO.
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	55

	Consolidated Balance Sheets as of August 31, 2020 and 2019	58

	Consolidated Statements of Operations for each of the three years ended August 31, 2020, 2019 and 2018	59

	Consolidated Statements of Comprehensive (Loss) Income for each of the three years ended August 31, 2020, 2019 and 2018	60

	Consolidated Statements of Equity for each of the three years ended August 31, 2020, 2019 and 2018	61

	Consolidated Statements of Cash Flows for each of the three years ended August 31, 2020, 2019 and 2018	62

	Notes to the Consolidated Financial Statements	64

2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts for each of the three years ended August 31, 2020, 2019 and 2018	98

	All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

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

101 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

10.8

Second Amendment to Third Amended and Restated Credit Agreement dated as of June 30, 2020 among Schnitzer Steel Industries, Inc. as the US Borrower, and Schnitzer Steel Canada Ltd., as a Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, and incorporated herein by reference.

*10.9	Amended Executive Annual Bonus Plan. Filed as Appendix A to the Registrant’s Annual Proxy Report on Form DEF 14A filed on December 17, 2014, and incorporated herein by reference.

*10.10

Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10.11

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

*10.14

Summary Sheet for 2020 Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, and incorporated herein by reference.

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

102 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

*10.27

Amendment No. 2 dated October 29, 2014 to the Amended and Restated Employment Agreement by and between the Registrant and John D. Carter dated June 29, 2011. Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 2017, and incorporated herein by reference.

*10.28

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

*10.32

Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2020. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference.

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

*10.35

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2020. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019 and incorporated herein by reference.

*10.36

Fiscal 2019 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 and incorporated herein by reference.

*10.37

Fiscal 2020 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019 and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

103 / Schnitzer Steel Industries, Inc. Form 10-K 2020

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

ITEM 16. FORM 10-K SUMMARY

None.

104 / Schnitzer Steel Industries, Inc. Form 10-K 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 22, 2020	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 22, 2020 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	Chairman, President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Richard D. Peach

Principal Accounting Officer:

/s/ STEFANO GAGGINI	Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
Stefano Gaggini

Directors:

*WAYLAND R. HICKS	Director
Wayland R. Hicks

*RHONDA D. HUNTER	Director
Rhonda D. Hunter

*DAVID L. JAHNKE	Director
David L. Jahnke

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WILLIAM D. LARSSON	Director
William D. Larsson

*MICHAEL SUTHERLIN	Director
Michael Sutherlin

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

105 / Schnitzer Steel Industries, Inc. Form 10-K 2020