Form 10-Q
period 2020-11-30
SCHNITZER STEEL INDUSTRIES, INC.
filed 2021-01-07
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2020

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

The registrant had 27,253,708 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 4, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	November 30, 2020	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,258	$17,887
Accounts receivable, net of allowance for credit losses of $1,602 and $1,593	166,215	139,147
Inventories	185,347	157,269
Refundable income taxes	13,398	18,253
Prepaid expenses and other current assets	28,812	30,075
Total current assets	401,030	362,631
Property, plant and equipment, net of accumulated depreciation of $823,092 and $811,623	495,376	487,004
Operating lease right-of-use assets	140,320	140,584
Investments in joint ventures	10,930	10,057
Goodwill	169,686	169,627
Intangibles, net of accumulated amortization of $3,392 and $3,528	4,434	4,585
Deferred income taxes	26,083	27,152
Other assets	29,674	28,287
Total assets	$1,277,533	$1,229,927
Liabilities and Equity
Current liabilities:
Short-term borrowings	$2,171	$2,184
Accounts payable	116,507	106,676
Accrued payroll and related liabilities	24,871	41,436
Environmental liabilities	7,620	6,302
Operating lease liabilities	19,901	19,760
Other accrued liabilities	42,350	47,306
Total current liabilities	213,420	223,664
Deferred income taxes	41,840	38,292
Long-term debt, net of current maturities	141,172	102,235
Environmental liabilities, net of current portion	47,105	47,162
Operating lease liabilities, net of current maturities	124,225	125,001
Other long-term liabilities	21,223	13,137
Total liabilities	588,985	549,491
Commitments and contingencies (Note 4)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,254 and 26,899 shares issued and outstanding	27,254	26,899
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	35,310	36,616
Retained earnings	658,710	649,863
Accumulated other comprehensive loss	(36,892)	(36,871)
Total SSI shareholders’ equity	684,582	676,707
Noncontrolling interests	3,966	3,729
Total equity	688,548	680,436
Total liabilities and equity	$1,277,533	$1,229,927

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statement are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2020	2019
Revenues	$492,107	$405,584
Operating expense:
Cost of goods sold	420,094	364,760
Selling, general and administrative	49,906	46,774
(Income) from joint ventures	(727)	(199)
Asset impairment charges	—	1,692
Restructuring charges and other exit-related activities	64	467
Operating income (loss)	22,770	(7,910)
Interest expense	(1,780)	(1,423)
Other (loss) income, net	(165)	206
Income (loss) from continuing operations before income taxes	20,825	(9,127)
Income tax (expense) benefit	(5,719)	2,534
Income (loss) from continuing operations	15,106	(6,593)
(Loss) income from discontinued operations, net of tax	(42)	28
Net income (loss)	15,064	(6,565)
Net income attributable to noncontrolling interests	(960)	(430)
Net income (loss) attributable to SSI shareholders	$14,104	$(6,995)

Net income (loss) per share attributable to SSI shareholders:
Basic:
Income (loss) per share from continuing operations	$0.51	$(0.26)
Net income (loss) per share	$0.51	$(0.25)
Diluted:
Income (loss) per share from continuing operations	$0.50	$(0.26)
Net income (loss) per share	$0.50	$(0.25)
Weighted average number of common shares:
Basic	27,807	27,515
Diluted	28,485	27,515

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2020	2019
Net income (loss)	$15,064	$(6,565)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	239	211
Pension obligations, net	(260)	27
Total other comprehensive (loss) income, net of tax	(21)	238
Comprehensive income (loss)	15,043	(6,327)
Less comprehensive income attributable to noncontrolling interests	(960)	(430)
Comprehensive income (loss) attributable to SSI shareholders	$14,083	$(6,757)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended November 30, 2019	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2019	26,464	$26,464	200	$200	$33,700	$675,363	$(38,763)	$696,964	$4,332	$701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(6,995)	—	(6,995)	430	(6,565)
Other comprehensive income, net of tax	—	—	—	—	—	—	238	238	—	238
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(579)	(579)
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Issuance of restricted stock	753	753	—	—	(753)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	2,152	—	—	2,152	—	2,152
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,198)	—	(5,198)	—	(5,198)
Balance as of November 30, 2019	26,943	$26,943	200	$200	$29,528	$662,707	$(38,525)	$680,853	$4,183	$685,036

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended November 30, 2020	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2020	26,899	$26,899	200	$200	$36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436
Net income (loss)	—	—	—	—	—	14,104	—	14,104	960	15,064
Other comprehensive income, net of tax	—	—	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(723)	(723)
Restricted stock withheld for taxes	(188)	(188)	—	—	(3,782)	—	—	(3,970)	—	(3,970)
Issuance of restricted stock	543	543	—	—	(543)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	3,019	—	—	3,019	—	3,019
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,257)	—	(5,257)	—	(5,257)
Balance as of November 30, 2020	27,254	$27,254	200	$200	$35,310	$658,710	$(36,892)	$684,582	$3,966	$688,548

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$15,064	$(6,565)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Asset impairment charges	—	1,692
Exit-related asset impairments	—	117
Depreciation and amortization	14,826	14,087
Deferred income taxes	4,770	(2,456)
Undistributed equity in earnings of joint ventures	(727)	(199)
Share-based compensation expense	2,984	2,152
Gain on the disposal of assets, net	(61)	(386)
Unrealized foreign exchange loss (gain), net	82	(16)
Credit loss, net	33	32
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(29,116)	28,202
Inventories	(25,928)	11,870
Income taxes	5,324	(227)
Prepaid expenses and other current assets	738	(356)
Other long-term assets	(737)	(57)
Operating lease assets and liabilities	(375)	105
Accounts payable	19,015	(28,953)
Accrued payroll and related liabilities	(12,529)	(11,159)
Other accrued liabilities	(5,204)	3,771
Environmental liabilities	1,252	(553)
Other long-term liabilities	3,158	32
Net cash (used in) provided by operating activities	(7,431)	11,133
Cash flows from investing activities:
Capital expenditures	(31,827)	(23,973)
Proceeds from sale of assets	80	2
Net cash used in investing activities	(31,747)	(23,971)
Cash flows from financing activities:
Borrowings from long-term debt	92,714	114,339
Repayment of long-term debt	(53,781)	(92,190)
Taxes paid related to net share settlement of share-based payment awards	(3,970)	(5,845)
Distributions to noncontrolling interests	(723)	(579)
Dividends paid	(5,680)	(5,653)
Net cash provided by financing activities	28,560	10,072
Effect of exchange rate changes on cash	(11)	13
Net decrease in cash and cash equivalents	(10,629)	(2,753)
Cash and cash equivalents as of beginning of period	17,887	12,377
Cash and cash equivalents as of end of period	$7,258	$9,624

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,364	$885
Income taxes (refunded) paid, net	$(4,389)	$104
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$11,412	$8,106

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. The results for the three months ended November 30, 2020 and 2019 are not necessarily indicative of the results of operations for the entire fiscal year.

Segment Reporting

The Company acquires and recycles ferrous and nonferrous scrap metal for sale to foreign and domestic metal producers, processors and brokers, and it procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. Most of these auto parts stores supply the Company’s shredding facilities with auto bodies that are processed into saleable recycled scrap metal. The Company also produces a range of finished steel long products at its steel mini-mill using ferrous recycled scrap metal primarily sourced internally from its recycling and joint venture operations and other raw materials.

The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Prior to the first quarter of fiscal 2021, the Company’s internal organizational and reporting structure included two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business. In the first quarter of fiscal 2021, in accordance with its plan announced in April 2020, the Company completed its transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model. The Company consolidated its operations, sales, services and other functional capabilities at an enterprise level reflecting enhanced focus by management on optimizing the Company’s vertically integrated value chain. This change resulted in a realignment of how the Chief Executive Officer, who is considered the Company’s chief operating decision-maker, reviews performance and makes decisions on resource allocation, supporting a single segment. The Company began reporting on this new single-segment structure in the first quarter of fiscal 2021 as reflected in this Quarterly Report on Form 10-Q.

Accounting Change

As of the beginning of the first quarter of fiscal 2020, the Company adopted an accounting standards update that requires a lessee to recognize a lease liability and a lease right-of-use asset on its balance sheet for all leases greater than 12 months, including those classified as operating leases. The Company adopted the new lease accounting standard using the modified retrospective transition method, whereby it applied the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2019. Such cumulative-effect adjustment for the Company was less than $1 million, which is presented separately in the Unaudited Condensed Consolidated Statement of Equity for the three months ended November 30, 2019.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $27 million and $20 million as of November 30, 2020 and August 31, 2020, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, net

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company extends credit to customers under contracts containing customary and explicit payment terms, and payment is generally required within 30 to 60 days of shipment. Nonferrous export sales typically require a deposit prior to shipment. Historically, almost all of the Company’s ferrous export sales have been made with letters of credit. Ferrous and nonferrous metal sales to domestic customers and finished steel sales are generally made on open account, and a portion of these sales are covered by credit insurance.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or credit insurance is in place. Management evaluates the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates and economic trends to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted.

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $2 million for each of the three months ended November 30, 2020 and 2019.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $22 million and $23 million as of November 30, 2020 and August 31, 2020, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain retirement plans, consist primarily of spare parts, an equity investment, receivables from insurers, capitalized implementation costs for cloud computing arrangements, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of November 30, 2020 and August 31, 2020. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

Long-Lived Assets

The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The segment realignment completed in the first quarter of fiscal 2021 described above in this Note under “Segment Reporting” did not significantly impact the composition of the Company’s asset groups.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of November 30, 2020. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2020	August 31, 2020
Processed and unprocessed scrap metal	$84,527	$63,058
Semi-finished goods	7,627	6,909
Finished goods	49,567	44,476
Supplies	43,626	42,826
Inventories	$185,347	$157,269

Note 3 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results.

As of August 31, 2020, the balance of the Company’s goodwill was $170 million, and all but $1 million of such balance was carried by a single reporting unit within the AMR operating segment that existed at the time. The Company had last performed the quantitative impairment test of goodwill carried by this reporting unit in the fourth quarter of fiscal 2020 using a measurement date of July 1, 2020. The estimated fair value of the reporting unit exceeded its carrying amount by approximately 29% as of July 1, 2020. In the first quarter of fiscal 2021, the Company completed its transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model, resulting in a single operating segment, replacing the AMR and CSS operating segments. The change in structure led to the identification of components within the single operating segment based on disaggregation of financial information regularly reviewed by segment management. In accordance with the accounting guidance, the Company then reassigned the Company's goodwill to the reporting units affected based on the relative fair values of the elements transferred and the elements remaining within the original reporting units as of the date of the reassessment, September 1, 2020. The Company measured the relative fair values of such elements under the market approach based on earnings multiple data. Beginning on the date of reassessment of September 1, 2020, the Company's goodwill is carried by three reporting units comprising two separate regional groups of metals recycling operations and the Company’s retail auto parts stores.

In connection with the segment realignment and redefinition of the Company's reporting units effective as of September 1, 2020, management evaluated if it was more likely than not that the fair value of any of the either legacy or new reporting units with allocated goodwill was below its carrying value as of September 1, 2020, which would indicate a triggering event requiring a goodwill impairment test. Based on management's assessment as of September 1, 2020, it was not more likely than not that the fair value of each reporting unit with allocated goodwill was below its carrying value. The Company did not record a goodwill impairment charge in any of the periods presented.

The gross change in the carrying amount of goodwill for the three months ended November 30, 2020 was as follows (in thousands):

Goodwill
August 31, 2020	$169,627
Foreign currency translation adjustment	59
November 30, 2020	$169,686

Accumulated goodwill impairment charges were $471 million as of November 30, 2020 and August 31, 2020.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2020 were as follows (in thousands):

Balance as of September 1, 2020	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2020	Short-Term	Long-Term
$53,464	$2,347	$(1,086)	$54,725	$7,620	$47,105

As of November 30, 2020 and August 31, 2020, the Company had environmental liabilities of $55 million and $53 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under Other Legacy Environmental Loss Contingencies immediately below, such liabilities were not individually material at any site.

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

EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and proposed dividing the Site into eight to ten subareas for remedial design. Certain PRPs have since

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

executed consent agreements for remedial design work covering a little more than half of the remedial action areas at the Site. Because of EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement for remedial design with respect to any of the subareas at the Site. On March 26, 2020, EPA issued a unilateral administrative order (UAO) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Following a conference with the Company to discuss the UAO and written comments submitted by the Company, EPA made limited modifications to the UAO and issued an amendment to the UAO on April 27, 2020 with an effective date of May 4, 2020. As required by the UAO, the Company notified EPA of its intent to comply with the UAO on the effective date while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. The Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for remedial design, but not for any penalties. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs.

The Company’s environmental liabilities as of November 30, 2020 and August 31, 2020 included $6 million and $4 million, respectively, relating to Portland Harbor.

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

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remedial design, remedial action and mitigation for or settlement of natural resource damages claims in connection with the Site. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated the settlement with certain insurers of claims against them related to the Site, continue to seek settlements with other insurers and formed a Qualified Settlement Fund (“QSF”) which became operative in the fourth quarter of fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with the Site. These insurance policies and the funds in the QSF may not cover all of the costs which the Company may incur. The QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two parties unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of the VIE that most significantly impact its economic performance. The Company’s appointee to co-manage the VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage the VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of November 30, 2020 and August 31, 2020, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of November 30, 2020 and August 31, 2020, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that have the potential to impact the required remedial actions and associated cost estimates pending further analysis and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of November 30, 2020 and August 31, 2020 included $5 million and $8 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. The decrease in the loss contingency accrual in the first quarter of fiscal 2021 primarily reflects payment during the quarter of penalties in the amount of $2.7 million pursuant to the previously agreed settlement. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion of on-going studies and determination of remediation plans. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans, and it is reasonably possible that it may incur additional liabilities and costs in the future, including for wellhead treatment, which in the case of costs for installation of wellhead treatment, if incurred, could be in the range of $10 million to $13 million.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies - Other

In February 2019, the Company received a letter sent on behalf of the District Attorneys for six counties in California notifying the Company of a joint investigation into the alleged mishandling of hazardous materials and hazardous waste and into the Company’s disposal practices, as well as alleged water pollution violations, at various retail auto parts stores within California and requesting a meeting to discuss the alleged violations. The Company has implemented additional compliance measures, and based on these additional actions and the initial discussions with the District Attorneys’ offices, the Company expects to negotiate a settlement of this matter that will address the concerns raised in this joint investigation. There has been no discussion to date of potential monetary sanctions. The Company may recognize a liability in connection with this matter at the time a loss is probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the probable or possible loss or range of probable or possible loss associated with this matter pending further discussions with the District Attorneys’ offices.

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

Note 5 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended November 30, 2020			Three Months Ended November 30, 2019
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,184)	$(2,687)	$(36,871)	$(35,689)	$(3,074)	$(38,763)
Other comprehensive income (loss) before reclassifications	239	(385)	(146)	211	(17)	194
Income tax benefit (expense)	—	87	87	—	4	4
Other comprehensive income (loss) before reclassifications, net of tax	239	(298)	(59)	211	(13)	198
Amounts reclassified from accumulated other comprehensive loss	—	49	49	—	52	52
Income tax benefit	—	(11)	(11)	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	38	38	—	40	40
Net periodic other comprehensive income (loss)	239	(260)	(21)	211	27	238
Balances - November 30 (End of period)	$(33,945)	$(2,947)	$(36,892)	$(35,478)	$(3,047)	$(38,525)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended November 30,
	2020	2019
Major product information:
Ferrous revenues	$252,206	$199,898
Nonferrous revenues	119,709	97,841
Steel revenues(1)	88,414	77,325
Retail and other revenues	31,778	30,520
Total revenues	$492,107	$405,584
Revenues based on sales destination:
Foreign	$268,399	$218,482
Domestic	223,708	187,102
Total revenues	$492,107	$405,584

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of November 30, 2020 and August 31, 2020, receivables from contracts with customers, net of an allowance for credit losses, totaled $161 million and $135 million representing 97% of the respective total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $7 million and $8 million as of November 30, 2020 and August 31, 2020, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three months ended November 30, 2020, the Company reclassified $5 million in customer deposits as of August 31, 2020 to revenues as a result of satisfying performance obligations during the period. During the three months ended November 30, 2019, the Company reclassified $2 million in customer deposits as of August 31, 2019 to revenues as a result of satisfying performance obligations during the period.

Note 7 - Share-Based Compensation

In the first quarter of fiscal 2021, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors granted 317,760 restricted stock units (“RSUs”) and 316,649 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan. The RSUs have a five-year term and vest 20% per year commencing October 31, 2021. The aggregate fair value of all of the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the awards is the longer of two years or the period ending on the date retirement eligibility is achieved.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The performance share awards comprise two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in the first quarter of fiscal 2021, the performance metrics were the Company’s total shareholder return (“TSR”) relative to a designated peer group and the Company’s return on capital employed (“ROCE"). Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR award stipulates certain limitations to the payout in the event the value of the payout reaches a defined ceiling level or the Company’s TSR is negative.

The Company granted 157,791 performance share awards based on its relative TSR metric over a performance period spanning November 9, 2020 to August 31, 2023. The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model utilizing several key assumptions, including the following for TSR awards granted on November 9, 2020:

Percentage
Expected share price volatility (SSI)	48.5%
Expected share price volatility (Peer group)	54.9%
Expected correlation to peer group companies	44.5%
Risk-free rate of return	0.23%

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

The Company granted 158,858 performance share awards based on its ROCE for the three-year performance period consisting of the Company’s 2021, 2022 and 2023 fiscal years. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $4 million.

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

Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2023.

Note 8 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2021 was an expense on pre-tax income of 27.5%, compared to a benefit on a pre-tax loss of 27.8% for the prior year period. For each quarterly period, the Company’s effective tax rate from continuing operations was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate impact of state taxes and the impact of permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain state, Canadian and all Puerto Rican deferred tax assets.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2013 to 2020 remain subject to examination under the statute of limitations.

Note 9 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI shareholders (in thousands):

	Three Months Ended November 30,
	2020	2019
Income (loss) from continuing operations	$15,106	$(6,593)
Net income attributable to noncontrolling interests	(960)	(430)
Income (loss) from continuing operations attributable to SSI shareholders	14,146	(7,023)
(Loss) income from discontinued operations, net of tax	(42)	28
Net income (loss) attributable to SSI shareholders	$14,104	$(6,995)
Computation of shares:
Weighted average common shares outstanding, basic	27,807	27,515
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	678	—
Weighted average common shares outstanding, diluted	28,485	27,515

Common stock equivalent shares of 153,374 and 865,354 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three months ended November 30, 2020 and 2019, respectively.

Note 10 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $3 million for each of the three months ended November 30, 2020 and 2019.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three months ended November 30, 2020 and 2019. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2020, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General

Founded in 1906, Schnitzer Steel Industries, Inc. (“SSI”), an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous scrap metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 44 metals recycling facilities and a steel mini-mill in Oregon.

Prior to the first quarter of fiscal 2021, our internal organizational and reporting structure included two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business. In the first quarter of fiscal 2021, in accordance with our plan announced in April 2020, we completed the transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model, supporting a single segment. We consolidated our operations, sales, services and other functional capabilities at an enterprise level reflecting enhanced focus by management on optimizing our vertically integrated value chain. We began reporting on this new single-segment structure in the first quarter of fiscal 2021 as reflected in this Quarterly Report on Form 10-Q.

We sell ferrous and nonferrous recycled scrap metal in both foreign and domestic markets. We also sell a range of finished steel long products produced at our steel mini-mill. We acquire, process and recycle auto bodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through our recycling facilities. Our retail self-service auto parts stores located across the United States and Western Canada, which operate under the commercial brand-name Pick-n-Pull, procure the significant majority of our salvaged vehicles and sell serviceable used auto parts from these vehicles. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities to be shredded or sold to third parties where geographically more economical. At our metals recycling facilities, we process mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. The manufacturing process includes physical separation of ferrous and nonferrous materials through automated and manual processes into various sub-classifications, each of which has a value and metal content used by our customers for their end products. We use a variety of shredding and separation systems to efficiently process and sort recycled scrap metal. Our steel mini-mill produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using ferrous recycled scrap metal primarily sourced internally from our recycling and joint venture operations and other raw materials.

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

SCHNITZER STEEL INDUSTRIES, INC.

Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating results. We believe we generally benefit from sustained periods of stable or rising recycled scrap metal selling prices, which allow us to better maintain or increase both operating results and unprocessed scrap metal flow into our facilities. When recycled scrap metal selling prices decline, either sharply or for a sustained period, our operating margins typically compress. Our results of operations also depend on the demand and prices for our finished steel products, which are sold to customers located primarily in the Western U.S. and Western Canada.

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

Coronavirus Disease 2019 (COVID-19)

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing measures with various levels of stringency to help control the spread of the virus. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. Notwithstanding our continued operations, COVID-19 has negatively impacted our business and may have further negative impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Global economic conditions improved during the first quarter of fiscal 2021, resulting in increased demand for our products, which led to our earnings for the first quarter of fiscal 2021 exceeding the results for the pre-pandemic prior year quarter.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, continually changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state or local funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of economic recovery. While the COVID-19 pandemic could continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

SCHNITZER STEEL INDUSTRIES, INC.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity and capital structure which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity and capital structure. Our non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable U.S. GAAP measures. Although we find these non-GAAP financial measures useful in evaluating the performance of our business, our reliance on these measures is limited because they often materially differ from our consolidated financial statements presented in accordance with GAAP. Therefore, we typically use these adjusted amounts in conjunction with our GAAP results to address these limitations. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. For example, following the modification of our internal organizational and reporting structure completed in the first quarter of fiscal 2021, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, charges for legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, asset impairment charges (net of recoveries) and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

Financial Highlights of Results of Operations for the First Quarter of Fiscal 2021

•	Diluted earnings per share from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2021 was $0.50, compared to loss per share of $(0.26) in the prior year quarter.
•

Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2021 was $0.57, compared to adjusted loss per share of $(0.17) in the prior year quarter.

•	Net income in the first quarter of fiscal 2021 was $15 million, compared to net loss of $(7) million in the prior year quarter.
•	Adjusted EBITDA in the first quarter of fiscal 2021 was $40 million, compared to $10 million in the prior year quarter.

Market conditions for recycled metals improved in the first quarter of fiscal 2021, leading to significantly increased average net selling prices for our ferrous and nonferrous products compared to the prior year quarter. Our results in the first quarter of fiscal 2021 reflected an expansion in our ferrous metal spreads from the higher price environment and increased sales volumes for our ferrous and finished steel products compared to the prior year quarter, driven by stronger market conditions for recycled metals globally and resilient demand for finished steel in West Coast construction markets. We also benefited in the quarter from commercial initiatives and productivity improvements that were supported by the implementation of our One Schnitzer functionally-based organization model.

The following items further highlight selected liquidity and capital structure metrics:

•

For the first three months of fiscal 2021, net cash used in operating activities was $7 million, compared to net cash provided by operating activities of $11 million in the prior year comparable period.

•	Debt was $143 million as of November 30, 2020, compared to $104 million as of August 31, 2020.
•	Debt, net of cash, was $136 million as of November 30, 2020, compared to $87 million as of August 31, 2020.

See the reconciliations of adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended November 30,
($ in thousands, except for prices and per share amounts)	2020	2019	% Change
Ferrous revenues	$252,206	$199,898	26%
Nonferrous revenues	119,709	97,841	22%
Steel revenues(1)	88,414	77,325	14%
Retail and other revenues	31,778	30,520	4%
Total revenues	492,107	405,584	21%
Cost of goods sold	420,094	364,760	15%
Gross margin (total revenues less cost of goods sold)	$72,013	$40,824	76%
Gross margin (%)	14.6%	10.1%	45%
Selling, general and administrative expense	$49,906	$46,774	7%
Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
Reported	$0.50	$(0.26)	NM
Adjusted(2)	$0.57	$(0.17)	NM
Net income (loss)	$15,064	$(6,565)	NM
Adjusted EBITDA(2)	$40,255	$9,835	309%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$242	$196	23%
Foreign	$276	$229	21%
Average	$269	$222	21%
Ferrous volumes (LT, in thousands):
Domestic(4)	388	363	7%
Foreign	665	613	9%
Total ferrous volumes (LT, in thousands)(4)	1,053	976	8%
Average nonferrous sales price ($/pound)(3)(5)	$0.64	$0.54	19%
Nonferrous volumes (pounds, in thousands)(4)(5)	138,236	144,176	(4)%
Finished steel average sales price ($/ST)(3)	$621	$643	(3)%
Finished steel sales volumes (ST, in thousands)	134	114	18%
Cars purchased (in thousands)(6)	78	83	(6)%
Number of auto parts stores at period end	50	51	(2)%
Rolling mill utilization(7)	97%	85%	14%

NM = Not Meaningful

LT = Long Ton, which is equivalent to 2,240 pounds. ST = Short Ton, which is equivalent to 2,000 pounds.

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.
(2)	See the reconciliations of Non-GAAP Financial Measures at the end of this Item 2.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Ferrous and nonferrous volumes sold externally and delivered to our steel mill for finished steel production.
(5)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(6)	Cars purchased by auto parts stores only.
(7)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

We generated revenues of $492 million in the first quarter of fiscal 2021, an increase of 21% from the $406 million of revenues generated in the prior year quarter primarily due to significantly higher average net selling prices for our ferrous and nonferrous products and increased ferrous sales volumes compared to the prior year quarter. These increases were driven by stronger market conditions for recycled metals globally compared to the prior year quarter, which prior year quarter experienced a sharp decline in prices for recycled metals that adversely impacted the supply of raw materials including end-of-life vehicles. Finished steel sales volumes were significantly higher in the first quarter of fiscal 2021 compared to the prior year quarter, reflecting resilient demand in West Coast construction markets and higher rolling mill utilization, partially offset by marginally lower average finished steel selling prices.

Operating Performance

Net income in the first quarter of fiscal 2021 was $15 million, compared to a net loss of $(7) million in the prior year quarter. Adjusted EBITDA in the first quarter of fiscal 2021 was $40 million, compared to $10 million in the prior year quarter. The improvement in our results for the first quarter of fiscal 2021 reflected an expansion in our ferrous metal spreads from the higher price environment for recycled metals in the quarter, including for certain recycled nonferrous products. Ferrous metal spreads in the first quarter of fiscal 2021 increased by approximately 5%, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, increased by 29%, compared to the prior year quarter. Our results in the first quarter of fiscal 2021 also reflected positive contributions from sales of higher priced PGM products compared to the prior year quarter and achievement of the full run rate of benefits from productivity initiatives implemented throughout fiscal 2020. In comparison, the sharply declining price environment during most of the first quarter of fiscal 2020 had a significant negative impact on our ferrous metal spreads as well as on the supply of scrap metal including end-of-life vehicles, which resulted in lower processed volumes and an adverse impact from average inventory accounting. Selling, general and administrative expense in the first quarter of fiscal 2021 increased by $3 million, or 7%, compared to the prior year quarter primarily due to an increase in employee-related expenses, including from higher incentive compensation accruals. See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Productivity Initiatives

In the second quarter of fiscal 2020, we implemented productivity initiatives aimed at reducing our annual operating expenses, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We achieved approximately $18 million in realized benefits in fiscal 2020 from these additional initiatives, and we expect the full run rate of over $20 million to be achieved in fiscal 2021.

In the first quarter of fiscal 2021, in accordance with our plan announced in April 2020, we completed the transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model. This change in structure is intended to result in a more agile organization and solidify recent productivity improvement and cost reduction initiatives.

Income Tax

The effective tax rate from continuing operations for the first quarter of fiscal 2021 was an expense on pre-tax income of 27.5% compared to a benefit on a pre-tax loss of 27.8% for the comparable prior year period. For each quarterly period, the effective tax rate from continuing operations was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate impact of state taxes and the impact of permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $7 million and $18 million as of November 30, 2020 and August 31, 2020, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2020, debt was $143 million compared to $104 million as of August 31, 2020, and debt, net of cash, was $136 million as of November 30, 2020 compared to $87 million as of August 31, 2020 (refer to Non-GAAP Financial Measures at the end of this Item 2).

SCHNITZER STEEL INDUSTRIES, INC.

Operating Activities

Net cash used in operating activities in the first three months of fiscal 2021 was $7 million, compared to net cash provided by operating activities of $11 million in the first three months of fiscal 2020.

Uses of cash in the first three months of fiscal 2021 included a $29 million increase in accounts receivable due to higher selling prices for recycled metals and the timing of sales and collections, a $26 million increase in inventories due to higher raw material purchase prices and the timing of purchases and sales, and a $13 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation previously accrued under our fiscal 2020 plans. Sources of cash in the first three months of fiscal 2021, other than from earnings, included a $19 million increase in accounts payable primarily due to higher raw material purchases prices and the timing of purchases and payments.

Sources of cash in the first three months of fiscal 2020 included a $28 million decrease in accounts receivable primarily due to the timing of sales and collections, and a $12 million decrease in inventories due to lower raw material purchase prices and the timing of purchases and sales. Uses of cash in the first three months of fiscal 2020 included a $29 million decrease in accounts payable primarily due to lower raw material purchase prices and the timing of payments, and an $11 million decrease in accrued payroll and related liabilities due to the payment of incentive compensation previously accrued under our fiscal 2019 plans.

Investing Activities

Net cash used in investing activities was $32 million in the first three months of fiscal 2021, compared to $24 million in the first three months of fiscal 2020.

Cash used in investing activities in the first three months of fiscal 2021 included capital expenditures of $32 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $24 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first three months of fiscal 2021 was $29 million, compared to $10 million in the first three months of fiscal 2020.

Cash flows from financing activities in the first three months of fiscal 2021 included $39 million in net borrowings of debt, compared to $22 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three months of fiscal 2021 and 2020 included $6 million for the payment of dividends.

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

We had borrowings outstanding under our credit facilities of $129 million as of November 30, 2020 and $90 million as of August 31, 2020. The weighted average interest rate on amounts outstanding under our credit facilities was 2.05% and 4.59% as of November 30, 2020 and August 31, 2020, respectively.

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

As of November 30, 2020, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.10 to 1.00 and was 2.99 to 1.00 as of November 30, 2020. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.18 to 1.00 as of November 30, 2020. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 2.33 to 1.00 as of November 30, 2020.

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

Capital Expenditures

Capital expenditures totaled $32 million for the first three months of fiscal 2021, compared to $24 million for the prior year period. We currently plan to invest up to $125 million in capital expenditures in fiscal 2021, including approximately $60 million for investments in growth, including new nonferrous processing technologies, support for volume initiatives and other growth projects, using cash generated from operations and available credit facilities. The COVID-19 pandemic has caused some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we plan to invest up to $25 million for such projects in fiscal 2021. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

SCHNITZER STEEL INDUSTRIES, INC.

We have been identified by the United States Environmental Protection Agency as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). See Note 4 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site and other environmental matters could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Dividends

On October 20, 2020, our Board of Directors declared a dividend for the first quarter of fiscal 2021 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 16, 2020.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock. As of November 30, 2020, we had authorization to repurchase up to a remaining 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock.

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

Off-Balance Sheet Arrangements

None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2020, we had $9 million outstanding under these arrangements.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2020.

SCHNITZER STEEL INDUSTRIES, INC.

Recently Issued Accounting Standards

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term borrowings (i.e., total debt) and (ii) cash and cash equivalents. We believe that presenting debt, net of cash is useful to investors as a measure of our leverage, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2020	August 31, 2020
Short-term borrowings	$2,171	$2,184
Long-term debt, net of current maturities	141,172	102,235
Total debt	143,343	104,419
Less cash and cash equivalents	7,258	17,887
Total debt, net of cash	$136,085	$86,532

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2020	2019
Borrowings from long-term debt	$92,714	$114,339
Repayments of long-term debt	(53,781)	(92,190)
Net borrowings (repayments) of debt	$38,933	$22,149

Adjusted EBITDA, adjusted selling, general and administrative expense, adjusted income (loss) from continuing operations attributable to SSI shareholders, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for charges for legacy environmental matters, net of recoveries, restructuring charges and other exit-related activities, asset impairment charges, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of net income (loss) to adjusted EBITDA, and adjusted selling, general and administrative expense (in thousands):

	Three Months Ended November 30,
	2020	2019
Reconciliation of adjusted EBITDA:
Net income (loss)	$15,064	$(6,565)
Loss (income) from discontinued operations, net of tax	42	(28)
Interest expense	1,780	1,423
Income tax expense (benefit)	5,719	(2,534)
Depreciation and amortization	14,826	14,087
Charges for legacy environmental matters, net(1)	2,760	1,293
Restructuring charges and other exit-related activities	64	467
Asset impairment charges	—	1,692
Adjusted EBITDA	$40,255	$9,835

Selling, general and administrative expense:
As reported	$49,906	$46,774
Charges for legacy environmental matters, net(1)	(2,760)	(1,293)
Adjusted	$47,146	$45,481

(1)

Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 4 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Following are reconciliations of adjusted income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended November 30,
	2020	2019
Income (loss) from continuing operations attributable to SSI shareholders:
As reported	$14,146	$(7,023)
Charges for legacy environmental matters, net(1)	2,760	1,293
Restructuring charges and other exit-related activities	64	467
Asset impairment charges	—	1,692
Income tax benefit allocated to adjustments(2)	(649)	(1,151)
Adjusted	$16,321	$(4,722)

Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
As reported	$0.50	$(0.26)
Charges for legacy environmental matters, net, per share(1)	0.10	0.05
Restructuring charges and other exit-related activities, per share	—	0.02
Asset impairment charges, per share	—	0.06
Income tax benefit allocated to adjustments, per share(2)	(0.02)	(0.04)
Adjusted(3)	$0.57	$(0.17)

(1)

Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 4 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

(2)

Income tax allocated to the aggregate adjustments reconciling reported and adjusted income (loss) from continuing operations attributable to SSI shareholders and diluted earnings (loss) per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.

(3)	May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of November 30, 2020.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2020.

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

As of November 30, 2020 and August 31, 2020, 45% and 40%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 97% and 98% was less than 60 days past due as of November 30, 2020 and August 31, 2020, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of November 30, 2020 and August 31, 2020, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 4 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

As previously reported, New England Metal Recycling LLC (NEMR), an indirectly wholly-owned subsidiary of the Company, entered into a consent decree as of September 17, 2020 with the New Hampshire Office of the Attorney General, acting on behalf of the New Hampshire Department of Environmental Services, in resolution of an enforcement matter in connection with a legacy environmental issue at a closed facility in New Hampshire owned and previously operated by NEMR. The consent decree, which provided for a civil penalty in the amount of $2.7 million and the schedule for completing the remaining remedial work, was filed with and entered as an order of the Strafford Superior Court, State of New Hampshire on October 1, 2020. The civil penalty under the consent decree was paid in November 2020.

In addition, as previously reported, the Company had reached agreement with the Bay Area Air Quality Management District (BAAQMD) on the terms of a Compliance and Settlement Agreement (CSA) to resolve a July 2019 Notice of Violation with respect to alleged violations of a BAAQMD air emissions rule at one of our facilities in Oakland, California. The CSA covers the period pending installation of additional emissions controls at the facility and provides for the payment of a civil penalty in the amount of $400,000, a suspended payment in the amount of $100,000 to be forgiven in the event the Company completes the compliance work by the agreed deadline, and the purchase by the Company of certain emission reduction credits. The CSA was executed as of September 22, 2020. The $400,000 civil penalty was paid and the emission reduction credits were purchased in the first quarter of fiscal 2021.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2020.

ITEM 5. OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2021.

10.2*	Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2021.

10.3*	Fiscal 2021 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 7, 2021	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	January 7, 2021	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer