Form 10-Q
period 2021-02-28
SCHNITZER STEEL INDUSTRIES, INC.
filed 2021-04-07
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2021

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

The registrant had 27,264,633 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 5, 2021.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: the impact of pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in scrap metal prices; imbalances in supply and demand conditions in the global steel industry; reliance on third party shipping companies, including with respect to freight rates and the availability of transportation; inability to obtain or renew business licenses and permits; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; inability to renew facility leases; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; the impact of equipment upgrades, equipment failures and facility damage on production; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of property tax increases or property tax rate changes; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; compliance with climate change and greenhouse gas emission laws and regulations; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	February 28, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,326	$17,887
Accounts receivable, net of allowance for credit losses of $1,633 and $1,593	210,480	139,147
Inventories	252,268	157,269
Refundable income taxes	6,538	18,253
Prepaid expenses and other current assets	34,621	30,075
Total current assets	515,233	362,631
Property, plant and equipment, net of accumulated depreciation of $835,799 and $811,623	502,484	487,004
Operating lease right-of-use assets	136,278	140,584
Investments in joint ventures	10,382	10,057
Goodwill	170,100	169,627
Intangibles, net of accumulated amortization of $3,543 and $3,528	4,283	4,585
Deferred income taxes	26,201	27,152
Other assets	40,368	28,287
Total assets	$1,405,329	$1,229,927
Liabilities and Equity
Current liabilities:
Short-term borrowings	$2,372	$2,184
Accounts payable	142,717	106,676
Accrued payroll and related liabilities	41,203	41,436
Environmental liabilities	12,975	6,302
Operating lease liabilities	20,279	19,760
Other accrued liabilities	44,936	47,306
Total current liabilities	264,482	223,664
Deferred income taxes	42,175	38,292
Long-term debt, net of current maturities	168,441	102,235
Environmental liabilities, net of current portion	53,965	47,162
Operating lease liabilities, net of current maturities	119,751	125,001
Other long-term liabilities	22,476	13,137
Total liabilities	671,290	549,491
Commitments and contingencies (Note 4)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,263 and 26,899 shares issued and outstanding	27,263	26,899
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	39,695	36,616
Retained earnings	697,966	649,863
Accumulated other comprehensive loss	(35,282)	(36,871)
Total SSI shareholders’ equity	729,842	676,707
Noncontrolling interests	4,197	3,729
Total equity	734,039	680,436
Total liabilities and equity	$1,405,329	$1,229,927

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Revenues	$600,111	$439,482	$1,092,218	$845,066
Operating expense:
Cost of goods sold	487,025	380,520	907,119	745,280
Selling, general and administrative	54,142	46,426	104,048	93,200
(Income) from joint ventures	(454)	(190)	(1,181)	(389)
Asset impairment charges	—	402	—	2,094
Restructuring charges and other exit-related activities	814	4,633	878	5,100
Operating income (loss)	58,584	7,691	81,354	(219)
Interest expense	(1,224)	(1,320)	(3,004)	(2,743)
Other (loss) income, net	(242)	(98)	(407)	108
Income (loss) from continuing operations before income taxes	57,118	6,273	77,943	(2,854)
Income tax (expense) benefit	(11,469)	(1,770)	(17,188)	764
Income (loss) from continuing operations	45,649	4,503	60,755	(2,090)
Income (loss) from discontinued operations, net of tax	30	1	(12)	29
Net income (loss)	45,679	4,504	60,743	(2,061)
Net income attributable to noncontrolling interests	(1,091)	(621)	(2,051)	(1,051)
Net income (loss) attributable to SSI shareholders	$44,588	$3,883	$58,692	$(3,112)

Net income (loss) per share attributable to SSI shareholders:
Basic:
Income (loss) per share from continuing operations	$1.59	$0.14	$2.10	$(0.11)
Net income (loss) per share	$1.59	$0.14	$2.10	$(0.11)
Diluted:
Income (loss) per share from continuing operations	$1.54	$0.14	$2.05	$(0.11)
Net income (loss) per share	$1.54	$0.14	$2.05	$(0.11)
Weighted average number of common shares:
Basic	27,991	27,721	27,899	27,618
Diluted	28,862	28,139	28,673	27,618

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net income (loss)	$45,679	$4,504	$60,743	$(2,061)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,572	(630)	1,811	(419)
Pension obligations, net	38	115	(222)	142
Total other comprehensive income (loss), net of tax	1,610	(515)	1,589	(277)
Comprehensive income (loss)	47,289	3,989	62,332	(2,338)
Less comprehensive income attributable to noncontrolling interests	(1,091)	(621)	(2,051)	(1,051)
Comprehensive income (loss) attributable to SSI shareholders	$46,198	$3,368	$60,281	$(3,389)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended February 29, 2020	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2019	26,943	$26,943	200	$200	$29,528	$662,707	$(38,525)	$680,853	$4,183	$685,036
Net income	—	—	—	—	—	3,883	—	3,883	621	4,504
Other comprehensive loss, net of tax	—	—	—	—	—	—	(515)	(515)	—	(515)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(507)	(507)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	9	9	—	—	(9)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	2,516	—	—	2,516	—	2,516
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,172)	—	(5,172)	—	(5,172)
Balance as of February 29, 2020	26,899	$26,899	200	$200	$31,174	$661,418	$(39,040)	$680,651	$4,297	$684,948

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended February 28, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2020	27,254	$27,254	200	$200	$35,310	$658,710	$(36,892)	$684,582	$3,966	$688,548
Net income	—	—	—	—	—	44,588	—	44,588	1,091	45,679
Other comprehensive income, net of tax	—	—	—	—	—	—	1,610	1,610	—	1,610
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(860)	(860)
Issuance of restricted stock	10	10	—	—	(10)	—	—	—	—	—
Restricted stock withheld for taxes	(1)	(1)	—	—	—	—	—	(1)	—	(1)
Share-based compensation cost	—	—	—	—	4,395	—	—	4,395	—	4,395
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,332)	—	(5,332)	—	(5,332)
Balance as of February 28, 2021	27,263	$27,263	200	$200	$39,695	$697,966	$(35,282)	$729,842	$4,197	$734,039

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Six Months Ended February 29, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of August 31, 2019	26,464	$26,464	200	$200	$33,700	$675,363	$(38,763)	$696,964	$4,332	$701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(3,112)	—	(3,112)	1,051	(2,061)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(277)	(277)	—	(277)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,086)	(1,086)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Share-based compensation cost	—	—	—	—	4,668	—	—	4,668	—	4,668
Dividends ($0.375 per common share)	—	—	—	—	—	(10,370)	—	(10,370)	—	(10,370)
Balance as of February 29, 2020	26,899	$26,899	200	$200	$31,174	$661,418	$(39,040)	$680,651	$4,297	$684,948

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Six Months Ended February 28, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2020	26,899	$26,899	200	$200	$36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436
Net income	—	—	—	—	—	58,692	—	58,692	2,051	60,743
Other comprehensive income, net of tax	—	—	—	—	—	—	1,589	1,589	—	1,589
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,583)	(1,583)
Issuance of restricted stock	553	553	—	—	(553)	—	—	—	—	—
Restricted stock withheld for taxes	(189)	(189)	—	—	(3,782)	—	—	(3,971)	—	(3,971)
Share-based compensation cost	—	—	—	—	7,414	—	—	7,414	—	7,414
Dividends ($0.375 per common share)	—	—	—	—	—	(10,589)	—	(10,589)	—	(10,589)
Balance as of February 28, 2021	27,263	$27,263	200	$200	$39,695	$697,966	$(35,282)	$729,842	$4,197	$734,039

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$60,743	$(2,061)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Asset impairment charges	—	2,094
Exit-related asset impairments	—	971
Depreciation and amortization	29,295	28,472
Deferred income taxes	5,544	(1,057)
Undistributed equity in earnings of joint ventures	(1,181)	(389)
Share-based compensation expense	7,276	4,639
Gain on the disposal of assets, net	(81)	(274)
Unrealized foreign exchange loss (gain), net	93	(12)
Credit loss, net	66	53
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(75,961)	(18,339)
Inventories	(90,151)	9,067
Income taxes	16,097	28
Prepaid expenses and other current assets	1,266	3,056
Other long-term assets	(3,765)	258
Operating lease assets and liabilities	(430)	(144)
Accounts payable	45,050	(8,298)
Accrued payroll and related liabilities	(85)	(6,655)
Other accrued liabilities	(3,618)	4,943
Environmental liabilities	2,488	(740)
Other long-term liabilities	3,494	41
Distributed equity in earnings of joint ventures	1,250	1,000
Net cash (used in) provided by operating activities	(2,610)	16,653
Cash flows from investing activities:
Capital expenditures	(55,084)	(37,100)
Proceeds from sale of assets	317	608
Deposit on land option	630	630
Net cash used in investing activities	(54,137)	(35,862)
Cash flows from financing activities:
Borrowings from long-term debt	265,645	244,382
Repayment of long-term debt	(199,229)	(208,614)
Payment of debt issuance costs	(23)	—
Repurchase of Class A common stock	—	(914)
Taxes paid related to net share settlement of share-based payment awards	(3,971)	(5,845)
Distributions to noncontrolling interests	(1,583)	(1,086)
Dividends paid	(10,828)	(10,734)
Net cash provided by financing activities	50,011	17,189
Effect of exchange rate changes on cash	175	(31)
Net decrease in cash and cash equivalents	(6,561)	(2,051)
Cash and cash equivalents as of beginning of period	17,887	12,377
Cash and cash equivalents as of end of period	$11,326	$10,326

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended
	February 28,	February 29,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,827	$1,698
Income taxes (refunded) paid, net	$(4,525)	$196
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$11,338	$7,642

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. The results for the three and six months ended February 28, 2021 and February 29, 2020, are not necessarily indicative of the results of operations for the entire fiscal year.

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

Prior to the first quarter of fiscal 2021, the Company’s internal organizational and reporting structure included two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business. In the first quarter of fiscal 2021, in accordance with its plan announced in April 2020, the Company completed its transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model. The Company consolidated its operations, sales, services and other functional capabilities at an enterprise level reflecting enhanced focus by management on optimizing the Company’s vertically integrated value chain. This change resulted in a realignment of how the Chief Executive Officer, who is considered the Company’s chief operating decision-maker, reviews performance and makes decisions on resource allocation, supporting a single segment. The Company began reporting on this new single-segment structure in the first quarter of fiscal 2021 as reflected in its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020.

Accounting Changes

As of the beginning of the first quarter of fiscal 2020, the Company adopted an accounting standards update that requires a lessee to recognize a lease liability and a lease right-of-use asset on its balance sheet for all leases greater than 12 months, including those classified as operating leases. The Company adopted the new lease accounting standard using the modified retrospective transition method, whereby it applied the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2019. Such cumulative-effect adjustment for the Company was less than $1 million, which is presented separately in the Unaudited Condensed Consolidated Statement of Equity for the six months ended February 29, 2020.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $43 million and $20 million as of February 28, 2021 and August 31, 2020, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $5 million for each of the six months ended February 28, 2021 and February 29, 2020.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $23 million as of each of February 28, 2021 and August 31, 2020, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain retirement plans, consist primarily of receivables from insurers, cash held in a client trust account relating to a legal settlement, spare parts, capitalized implementation costs for cloud computing arrangements, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Other assets as of February 28, 2021 and August 31, 2020 included $12 million and $5 million, respectively, in receivables from insurers, comprising $7 million and less than $1 million, respectively, relating to environmental claims and $4 million as of each reporting date relating to workers’ compensation claims.

Other assets as of February 28, 2021 also included approximately $7.6 million in cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 4 – Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of February 28, 2021 and August 31, 2020. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of February 28, 2021. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures.

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2021	August 31, 2020
Processed and unprocessed scrap metal	$142,342	$63,058
Semi-finished goods	12,411	6,909
Finished goods	53,637	44,476
Supplies	43,878	42,826
Inventories	$252,268	$157,269

Note 3 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results. There were no triggering events identified during the first half of fiscal 2021 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross change in the carrying amount of goodwill for the six months ended February 28, 2021 was as follows (in thousands):

Goodwill
September 1, 2020	$169,627
Foreign currency translation adjustment	473
February 28, 2021	$170,100

Accumulated goodwill impairment charges were $471 million as of February 28, 2021 and August 31, 2020.

Note 4 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the six months ended February 28, 2021 were as follows (in thousands):

Balance as of September 1, 2020	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2021	Short-Term	Long-Term
$53,464	$14,974	$(1,498)	$66,940	$12,975	$53,965

As of February 28, 2021 and August 31, 2020, the Company had environmental liabilities of $67 million and $53 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and proposed dividing the Site into eight to ten subareas for remedial design. While certain PRPs executed consent agreements for remedial design work, because of EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement for remedial design with respect to any of the subareas at the Site. On March 26, 2020, EPA issued a unilateral administrative order (UAO) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Following a conference with the Company to discuss the UAO and written comments submitted by the Company, EPA made limited modifications to the UAO and issued an amendment to the UAO on April 27, 2020 with an effective date of May 4, 2020. As required by the UAO, the Company notified EPA of its intent to comply with the UAO on the effective date while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. The Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. The Company has insurance policies that it believes will provide reimbursement for costs it incurs for remedial design, but not for any penalties. In the second quarter of fiscal 2021, the Company recorded an insurance receivable and a related insurance recovery to selling, general and administrative expense for approximately $3 million. See “Other Assets” in Note 1 – Summary of Significant Accounting Policies for further discussion of receivables from insurers. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, EPA announced that 100 percent of the Site’s areas requiring active cleanup are in the remedial design phase of the process.

The Company’s environmental liabilities as of February 28, 2021 and August 31, 2020 included $6 million and $4 million, respectively, relating to the Portland Harbor matters described above.

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

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations beyond the costs of investigation and design, which costs have not been material to date, because the extent of contamination, required source control work and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of February 28, 2021 and August 31, 2020, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of February 28, 2021 and August 31, 2020, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that have the potential to impact the required remedial actions and associated cost estimates pending further analysis and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company’s loss contingencies as of February 28, 2021 and August 31, 2020 included $9 million and $8 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions. Investigation activities have been conducted under the oversight of the applicable state regulatory agency, and the Company has also been working with local officials with respect to the protection of public water supplies. The increase in the loss contingency accrual in the first six months of fiscal 2021 primarily reflects accrual in the second quarter of $4 million for incremental estimated remediation costs, partially offset by payment during the first quarter of penalties in the amount of $2.7 million pursuant to the previously agreed settlement. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion of cost estimates and implementation of the approved remediation plan. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans, and it is reasonably possible that it may incur additional liabilities and costs in the future, including for wellhead treatment, which in the case of costs for installation of wellhead treatment, if incurred, could be in the range of $10 million to $13 million.

In addition, the Company’s loss contingencies as of February 28, 2021 and August 31, 2020 included $8 million and less than $1 million, respectively, for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 1 – Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval and implementation of the remediation action plan.

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

Contingencies - Other

In addition to legal proceedings relating to the contingencies described above, the Company is a party to various legal proceedings arising in the normal course of business. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. The Company does not anticipate that the liabilities arising from such legal proceedings in the normal course of business, after taking into consideration expected insurance recoveries, will have a material adverse effect on its results of operations, financial condition, or cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended February 28, 2021			Three Months Ended February 29, 2020
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(33,945)	$(2,947)	$(36,892)	$(35,478)	$(3,047)	$(38,525)
Other comprehensive income (loss) before reclassifications	1,572	—	1,572	(630)	—	(630)
Income tax benefit	—	—	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	1,572	—	1,572	(630)	—	(630)
Amounts reclassified from accumulated other comprehensive loss	—	49	49	—	148	148
Income tax (benefit)	—	(11)	(11)	—	(33)	(33)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	38	38	—	115	115
Net periodic other comprehensive income (loss)	1,572	38	1,610	(630)	115	(515)
Balances - February 28 and 29, respectively (End of period)	$(32,373)	$(2,909)	$(35,282)	$(36,108)	$(2,932)	$(39,040)

	Six Months Ended February 28, 2021			Six Months Ended February 29, 2020
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,184)	$(2,687)	$(36,871)	$(35,689)	$(3,074)	$(38,763)
Other comprehensive income (loss) before reclassifications	1,811	(385)	1,426	(419)	(17)	(436)
Income tax benefit	—	87	87	—	4	4
Other comprehensive income (loss) before reclassifications, net of tax	1,811	(298)	1,513	(419)	(13)	(432)
Amounts reclassified from accumulated other comprehensive loss	—	98	98	—	200	200
Income tax (benefit)	—	(22)	(22)	—	(45)	(45)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	76	76	—	155	155
Net periodic other comprehensive income (loss)	1,811	(222)	1,589	(419)	142	(277)
Balances - February 28 and 29, respectively (End of period)	$(32,373)	$(2,909)	$(35,282)	$(36,108)	$(2,932)	$(39,040)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Major product information:
Ferrous revenues	$322,679	$232,066	$574,885	$431,964
Nonferrous revenues	147,322	94,522	267,031	192,363
Steel revenues(1)	99,191	85,539	187,605	162,864
Retail and other revenues	30,919	27,355	62,697	57,875
Total revenues	$600,111	$439,482	$1,092,218	$845,066
Revenues based on sales destination:
Foreign	$332,197	$224,503	$600,596	$442,985
Domestic	267,914	214,979	491,622	402,081
Total revenues	$600,111	$439,482	$1,092,218	$845,066

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of February 28, 2021 and August 31, 2020, receivables from contracts with customers, net of an allowance for credit losses, totaled $208 million and $135 million, respectively, representing 99% and 97%, respectively, of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $8 million as of each of February 28, 2021 and August 31, 2020. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three and six months ended February 28, 2021, the Company reclassified $1 million and $6 million, respectively, in customer deposits as of August 31, 2020 to revenues as a result of satisfying performance obligations during the respective periods. During the three and six months ended February 29, 2020, the Company reclassified less than $1 million and $2 million, respectively, in customer deposits as of August 31, 2019 to revenues as a result of satisfying performance obligations during the respective periods.

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

In the second quarter of fiscal 2021, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s SIP. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 28,042 shares that will vest in full on the day before the Company’s 2022 annual meeting of shareholders, subject to continued Board service. The total fair value of these awards at the grant date was $1 million.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2021 was an expense on pre-tax income of 20.1% and 22.1%, respectively, compared to an expense on pre-tax income of 28.2% and a benefit on pre-tax loss of 26.8%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2021 was lower than that for the comparable prior year periods primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the effects of higher pre-tax income compared to the prior year periods. The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the impact of non-deductible officers’ compensation and other expenses, as well as the aggregate impact of state taxes, on the projected annual effective tax rate applied to the quarterly results.

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

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2020 remain subject to examination under the statute of limitations.

Note 9 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Income (loss) from continuing operations	$45,649	$4,503	$60,755	$(2,090)
Net income attributable to noncontrolling interests	(1,091)	(621)	(2,051)	(1,051)
Income (loss) from continuing operations attributable to SSI shareholders	44,558	3,882	58,704	(3,141)
Income (loss) from discontinued operations, net of tax	30	1	(12)	29
Net income (loss) attributable to SSI shareholders	$44,588	$3,883	$58,692	$(3,112)
Computation of shares:
Weighted average common shares outstanding, basic	27,991	27,721	27,899	27,618
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	871	418	774	—
Weighted average common shares outstanding, diluted	28,862	28,139	28,673	27,618

No common stock equivalent shares were considered antidilutive for the three months ended February 28, 2021. Common stock equivalent shares of 103,566 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share attributable to SSI shareholders for the six months ended February 28, 2021, compared to 531,305 and 687,247 for the three and six months ended February 29, 2020, respectively.

Note 10 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million and $3 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $8 million and $6 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and six months ended February 28, 2021 and February 29, 2020. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2020, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

Prior to the first quarter of fiscal 2021, our internal organizational and reporting structure included two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business. In the first quarter of fiscal 2021, in accordance with our plan announced in April 2020, we completed the transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model, supporting a single segment. We consolidated our operations, sales, services and other functional capabilities at an enterprise level reflecting enhanced focus by management on optimizing our vertically integrated value chain. We began reporting on this new single-segment structure in the first quarter of fiscal 2021 as reflected in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020.

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

Coronavirus Disease 2019 (COVID-19)

We continue to monitor the impact of COVID-19 on all aspects of our business. The COVID-19 outbreak, which the World Health Organization characterized as a pandemic in March 2020, has resulted in governments around the world implementing measures with various levels of stringency to help control the spread of the virus. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our third quarter fiscal 2020 results, global economic conditions improved during the first half of our fiscal 2021, resulting in increased demand for our products, which led to our earnings for the second quarter and first six months of our fiscal 2021 exceeding the results for the pre-pandemic comparable prior periods. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity and capital structure which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity and capital structure. For example, following the modification of our internal organizational and reporting structure completed in the first quarter of fiscal 2021, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, restructuring charges and other exit-related activities, charges for legacy environmental matters (net of recoveries), business development costs, asset impairment charges (net of recoveries) and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

SCHNITZER STEEL INDUSTRIES, INC.

Financial Highlights of Results of Operations for the Second Quarter of Fiscal 2021

•	Diluted earnings per share from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2021 was $1.54, compared to $0.14 in the prior year quarter.
•	Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2021 was $1.51, compared to $0.31 in the prior year quarter.
•	Net income in the second quarter of fiscal 2021 was $46 million, compared to $5 million in the prior year quarter.
•	Adjusted EBITDA in the second quarter of fiscal 2021 was $71 million, compared to $28 million in the prior year quarter.

Market conditions for recycled metals improved in the second quarter of fiscal 2021, including sharply rising selling prices that reached multi-year highs for certain recycled metal commodities. Average net selling prices for our ferrous and nonferrous products increased significantly compared to the prior year quarter. In the second quarter of fiscal 2021, the average net selling prices for our ferrous and nonferrous products increased by 52% and 51%, respectively, compared to the prior year period. Market conditions for our finished steel products also improved in the second quarter of fiscal 2021, which contributed to higher finished steel average selling prices and sales volumes compared to the prior year period. Our results in the second quarter of fiscal 2021 reflected substantial benefits from the higher price environment for most of our products including a significant expansion in our ferrous metal spreads and a favorable impact from average inventory accounting, as well as increased nonferrous and finished steel sales volumes, compared to the prior year period. We also benefited in the quarter from commercial initiatives and productivity improvements that were supported by the implementation of our One Schnitzer functionally-based organization model completed in the first quarter of fiscal 2021.

The following items further highlight selected liquidity and capital structure metrics:

•	For the first six months of fiscal 2021, net cash used in operating activities was $3 million, compared to net cash provided by operating activities of $17 million in the prior year comparable period.
•	Debt was $171 million as of February 28, 2021, compared to $104 million as of August 31, 2020.
•	Debt, net of cash, was $159 million as of February 28, 2021, compared to $87 million as of August 31, 2020.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended			Six Months Ended
($ in thousands, except for prices	February 28,	February 29,	Change	February 28,	February 29,	Change
and per share amounts)	2021	2020	%	2021	2020	%
Ferrous revenues	$322,679	$232,066	39%	$574,885	$431,964	33%
Nonferrous revenues	147,322	94,522	56%	267,031	192,363	39%
Steel revenues(1)	99,191	85,539	16%	187,605	162,864	15%
Retail and other revenues	30,919	27,355	13%	62,697	57,875	8%
Total revenues	600,111	439,482	37%	1,092,218	845,066	29%
Cost of goods sold	487,025	380,520	28%	907,119	745,280	22%
Gross margin (total revenues less cost of goods sold)	$113,086	$58,962	92%	$185,099	$99,786	85%
Gross margin (%)	18.8%	13.4%	40%	16.9%	11.8%	44%
Selling, general and administrative expense	$54,142	$46,426	17%	$104,048	$93,200	12%
Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
Reported	$1.54	$0.14	1,000%	$2.05	$(0.11)	NM
Adjusted(2)	$1.51	$0.31	387%	$2.09	$0.14	1,393%
Net income (loss)	$45,679	$4,504	914%	$60,743	$(2,061)	NM
Adjusted EBITDA(2)	$71,411	$28,265	153%	$111,666	$38,100	193%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$349	$244	43%	$297	$222	34%
Foreign	$399	$258	55%	$334	$243	37%
Average	$387	$255	52%	$326	$235	39%
Ferrous volumes (LT, in thousands):
Domestic(4)	391	379	3%	779	743	5%
Foreign	586	609	(4)%	1,251	1,221	2%
Total ferrous volumes (LT, in thousands)(4)	977	988	(1)%	2,030	1,964	3%
Average nonferrous sales price ($/pound)(3)(5)	$0.83	$0.55	51%	$0.74	$0.55	35%
Nonferrous volumes (pounds, in thousands)(4)(5)	135,899	124,342	9%	274,135	268,518	2%
Finished steel average sales price ($/ST)(3)	$690	$627	10%	$656	$635	3%
Finished steel sales volumes (ST, in thousands)	136	129	6%	270	242	11%
Cars purchased (in thousands)(6)	80	85	(6)%	158	168	(6)%
Number of auto parts stores at period end	50	51	(2)%	50	51	(2)%
Rolling mill utilization(7)	88%	72%	22%	93%	79%	18%

NM = Not Meaningful

LT = Long Ton, which is equivalent to 2,240 pounds. ST = Short Ton, which is equivalent to 2,000 pounds.

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.
(2)	See the reconciliations of Non-GAAP Financial Measures at the end of this Item 2.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Ferrous and nonferrous volumes sold externally and delivered to our steel mill for finished steel production.
(5)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(6)	Cars purchased by auto parts stores only.
(7)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in the second quarter and first six months of fiscal 2021 increased by 37% and 29%, respectively, compared to the same periods in the prior year primarily due to significantly higher average net selling prices for our ferrous and nonferrous products in both export and domestic markets. These increases were driven by stronger market conditions for recycled metals globally, including periods of sharply rising selling prices that reached multi-year highs for certain recycled metal commodities during the second quarter of fiscal 2021. In the second quarter and first six months of fiscal 2021, the average net selling price for our ferrous products increased by 52% and 39%, respectively, and the average net selling price for our nonferrous products increased by 51% and 35%, respectively, compared to the prior year periods. Nonferrous sales volumes for the second quarter and first six months of fiscal 2021 increased by 9% and 2%, respectively, compared to the prior year periods reflecting stronger demand partially offset by the effects of a shortage of available shipping containers that impacted the timing of shipments. Ferrous sales volumes in the second quarter of fiscal 2021 declined marginally compared to the prior year quarter primarily due to weather-related delays that impacted the timing of shipments. Market conditions for our finished steel products also improved in the second quarter and first six months of fiscal 2021, which contributed to higher finished steel average selling prices and sales volumes compared to the prior year periods, and reflected steady demand in West Coast construction markets and higher rolling mill utilization.

Operating Performance

Net income in the second quarter and first six months of fiscal 2021 was $46 million and $61 million, respectively, compared to net income of $5 million and net loss of $2 million, respectively, in the prior year periods. Adjusted EBITDA in the second quarter and first six months of fiscal 2021 was $71 million and $112 million, respectively, compared to $28 million and $38 million, respectively, in the prior year periods. The improvement in our results for the second quarter and first six months of fiscal 2021 reflected substantial benefits from the higher price environment for most of our products including a significant expansion in our ferrous metal spreads and a favorable impact from average inventory accounting, as well as increased nonferrous and finished steel sales volumes, compared to the prior year periods. Ferrous metal spreads in the second quarter and first six months of fiscal 2021 increased by approximately 45% and 25%, respectively, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, increased by approximately 60% and 45%, respectively, compared to the prior year periods. Our results in the second quarter and first six months of fiscal 2021 also reflected increased contributions from sales of higher priced PGM products compared to the prior year periods and achievement of the full run rate of benefits from productivity initiatives implemented throughout fiscal 2020. In comparison, the lower price environment in the first half of fiscal 2020, which included a sharp decline in commodity prices during most of the first quarter of fiscal 2020 before recovering moderately in the second quarter, adversely impacted ferrous metal margins, the supply of scrap metal including end-of-life vehicles, processed volumes and overall operating results. Selling, general and administrative expense in the second quarter and first six months of fiscal 2021 increased by 17% and 12%, respectively, compared to the prior year periods primarily due to higher incentive compensation accruals aligned with improved business performance. See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

In fiscal 2020, we implemented productivity initiatives aimed at reducing our annual operating expenses, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We targeted $20 million in annual benefits from these initiatives, and we achieved the full run rate of benefits in the second quarter and first half of fiscal 2021. We achieved approximately $4 million and $6 million in realized benefits in the second quarter and first six months of fiscal 2020, respectively.

In the first quarter of fiscal 2021, in accordance with our plan announced in April 2020, we completed the transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model. This change in structure has resulted in a more agile organization and solidified achievement of recent productivity improvements and cost reduction initiatives.

Income Tax

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2021 was an expense on pre-tax income of 20.1% and 22.1%, respectively, compared to an expense on pre-tax income of 28.2% and a benefit on pre-tax loss of 26.8%, respectively, for the comparable prior year periods. The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2021 was lower than that for the comparable prior year periods primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the effects of higher pre-tax income compared to the prior year periods. The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the impact of non-deductible officers’ compensation and other expenses, as well as the aggregate impact of state taxes, on the projected annual effective tax rate applied to the quarterly results.

SCHNITZER STEEL INDUSTRIES, INC.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $11 million and $18 million as of February 28, 2021 and August 31, 2020, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2021, debt was $171 million compared to $104 million as of August 31, 2020, and debt, net of cash, was $159 million as of February 28, 2021 compared to $87 million as of August 31, 2020 (refer to Non-GAAP Financial Measures at the end of this Item 2).

Operating Activities

Net cash used in operating activities in the first six months of fiscal 2021 was $3 million, compared to net cash provided by operating activities of $17 million in the first six months of fiscal 2020.

Sources of cash other than from earnings in the first six months of fiscal 2021 included a $45 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, and a $16 million increase in income tax accruals. Uses of cash in the first six months of fiscal 2021 included a $90 million increase in inventories due to higher raw material purchase prices, higher volumes on hand and the timing of purchases and sales, and a $76 million increase in accounts receivable primarily due to increases in selling prices for recycled metals and finished steel as well as the timing of sales and collections.

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

Investing Activities

Net cash used in investing activities was $54 million in the first six months of fiscal 2021, compared to $36 million in the first six months of fiscal 2020.

Cash used in investing activities in the first six months of fiscal 2021 included capital expenditures of $55 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $37 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2021 was $50 million, compared to $17 million in the first six months of fiscal 2020.

Cash flows from financing activities in the first six months of fiscal 2021 included $66 million in net borrowings of debt, compared to $36 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2021 and 2020 included $11 million for the payment of dividends. Cash used in financing activities in the first six months of fiscal 2020 included $1 million for share repurchases.

SCHNITZER STEEL INDUSTRIES, INC.

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

We had borrowings outstanding under our credit facilities of $157 million as of February 28, 2021 and $90 million as of August 31, 2020, with the increase relating primarily to funding working capital and capital expenditures. The weighted average interest rate on amounts outstanding under our credit facilities was 2.02% and 4.59% as of February 28, 2021 and August 31, 2020, respectively.

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

As of February 28, 2021, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.10 to 1.00 and was 4.47 to 1.00 as of February 28, 2021. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.20 to 1.00 as of February 28, 2021. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 2.39 to 1.00 as of February 28, 2021.

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

Other debt obligations, which totaled $7 million as of each of February 28, 2021 and August 31, 2020, primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter.

SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures

Capital expenditures totaled $55 million for the first six months of fiscal 2021, compared to $37 million for the prior year period. We currently plan to invest up to $120 million in capital expenditures in fiscal 2021, including approximately $55 million for investments in growth, including new nonferrous processing technologies, support for volume initiatives and other growth projects, using cash generated from operations and available credit facilities. The COVID-19 pandemic has contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $7 million in capital expenditures for environmental projects in the first six months of fiscal 2021, and we currently plan to invest up to $25 million for such projects in fiscal 2021. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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

Dividends

On January 7, 2021, our Board of Directors declared a dividend for the second quarter of fiscal 2021 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend totaling $5 million was paid on February 1, 2021.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock. As of February 28, 2021, we had authorization to repurchase up to a remaining 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We did not repurchase our common stock during the first half of fiscal 2021.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 28, 2021, we had $8 million outstanding under these arrangements.

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

The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2021	August 31, 2020
Short-term borrowings	$2,372	$2,184
Long-term debt, net of current maturities	168,441	102,235
Total debt	170,813	104,419
Less cash and cash equivalents	11,326	17,887
Total debt, net of cash	$159,487	$86,532

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended
	February 28,	February 29,
	2021	2020
Borrowings from long-term debt	$265,645	$244,382
Repayments of long-term debt	(199,229)	(208,614)
Net borrowings (repayments) of debt	$66,416	$35,768

SCHNITZER STEEL INDUSTRIES, INC.

Adjusted EBITDA, adjusted selling, general and administrative expense, adjusted income (loss) from continuing operations attributable to SSI shareholders, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, legacy environmental matters (net of recoveries), business development costs not related to ongoing operations, asset impairment charges, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income (loss) to adjusted EBITDA, and adjusted selling, general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Reconciliation of adjusted EBITDA:
Net income (loss)	$45,679	$4,504	$60,743	$(2,061)
(Income) loss from discontinued operations, net of tax	(30)	(1)	12	(29)
Interest expense	1,224	1,320	3,004	2,743
Income tax expense (benefit)	11,469	1,770	17,188	(764)
Depreciation and amortization	14,469	14,385	29,295	28,472
Restructuring charges and other exit-related activities	814	4,633	878	5,100
(Recoveries) charges for legacy environmental matters, net(1)	(2,214)	451	546	1,744
Business development costs	—	801	—	801
Asset impairment charges	—	402	—	2,094
Adjusted EBITDA	$71,411	$28,265	$111,666	$38,100

Selling, general and administrative expense:
As reported	$54,142	$46,426	$104,048	$93,200
Recoveries (charges) for legacy environmental matters, net(1)	2,214	(451)	(546)	(1,744)
Business development costs	—	(801)	—	(801)
Adjusted	$56,356	$45,174	$103,502	$90,655

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

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Income (loss) from continuing operations attributable to SSI shareholders:
As reported	$44,558	$3,882	$58,704	$(3,141)
Restructuring charges and other exit-related activities	814	4,633	878	5,100
(Recoveries) charges for legacy environmental matters, net(1)	(2,214)	451	546	1,744
Business development costs	—	801	—	801
Asset impairment charges	—	402	—	2,094
Income tax expense (benefit) allocated to adjustments(2)	334	(1,464)	(315)	(2,615)
Adjusted	$43,492	$8,705	$59,813	$3,983

Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
As reported	$1.54	$0.14	$2.05	$(0.11)
Restructuring charges and other exit-related activities, per share	0.03	0.16	0.03	0.18
(Recoveries) charges for legacy environmental matters, net, per share(1)	(0.08)	0.02	0.02	0.06
Business development costs, per share	—	0.03	—	0.03
Asset impairment charges, per share	—	0.01	—	0.08
Income tax expense (benefit) allocated to adjustments, per share(2)	0.01	(0.05)	(0.01)	(0.09)
Adjusted(3)	$1.51	$0.31	$2.09	$0.14

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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of February 28, 2021.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2020.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of scrap metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of scrap metal or payment to settle advances, loans and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping ferrous scrap metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for certain sales on open terms, credit insurance and designation of collateral and financial guarantees securing advances, loans and other contractual receivables. Due in part to the effects of COVID-19, we have experienced reductions in the availability of credit insurance that we have historically used to cover a portion of our recycled metal and finished steel sales to domestic customers, which reduced availability may increase our exposure to customer credit risk.

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

As of each of February 28, 2021 and August 31, 2020, 40% of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 98% was less than 60 days past due as of each of February 28, 2021 and August 31, 2020.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of February 28, 2021 and August 31, 2020, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020; in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020; and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 4 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

As previously reported, we had reached agreement with the Alameda County District Attorney and the California Office of the Attorney General (COAG), the latter on behalf of certain state agencies, to settle certain alleged violations of environmental requirements at one of our operations in California stemming from investigations initiated in 2013 and inspections conducted in 2015. The settlement provided for $2.05 million for civil penalties and reimbursement of the agencies’ enforcement costs and $2.05 million to fund Supplemental Environmental Projects in the local community to promote public health and the environment. On February 3, 2021, a stipulation and consent order was filed in and approved by the Alameda County Superior Court of the State of California. The monetary payments pursuant to the settlement were made in March 2021. On February 23, 2021, the California State Department of Toxic Substance Control (DTSC), one of the state agencies involved in the investigations and settlement, issued a corrective action enforcement order that would require us to submit a current conditions report, to undertake a facilities investigation, risk assessment and corrective measures study, and to implement corrective measures selected by the DTSC based on those assessments and studies. We dispute DTSC’s alleged jurisdictional basis for the order, as well as the scope of work required by the order, which we believe is unwarranted and duplicative of ongoing assessments being conducted under the oversight of another state agency. We have filed a notice of defense that by law stays the effectiveness of the order and are challenging the order through the DTSC administrative process.

In addition, the DTSC issued a similar corrective action enforcement order on March 18, 2021 with respect to our metal recycling facility in Fresno, California based on inspections conducted by the DTSC in 2013. That 2013 inspection is the basis for the previously reported enforcement matter brought by the COAG, on behalf of DTSC, that was filed in the Superior Court of the State of California, County of Fresno in June 2020. We dispute DTSC’s alleged jurisdictional basis for the recent order, as well as the scope of work required by that order. We have also filed a notice of defense in this matter that by law stays the effectiveness of the order and are challenging the order through the DTSC administrative process.

In addition, as previously reported, we have been in discussions with the District Attorneys for six counties in California in connection with a joint investigation into alleged violations of environmental requirements at various Pick-n-Pull locations within California. We have implemented additional compliance measures at all operating Pick-n-Pull locations in the state and expect to negotiate a state-wide settlement of this matter that will address the concerns raised in this joint investigation. Based on the settlement discussions to date and the program improvements we have implemented, we do not believe that the outcome of this matter will be material to our financial position, results of operations, cash flows or liquidity.

On March 23, 2021, the California Superior Court for the County of Alameda issued an order in a case filed on August 5, 2020 by The Athletics Investment Group LLC against the DTSC as Respondent and the Company as Real Party in Interest seeking a writ of mandate commanding the DTSC to rescind the “f letter” issued to the Company’s metal shredding facility in California. Pursuant to determinations under section 66260.200(f) of the state hazardous waste regulations issued in 1988 and 1989 (the “f letters”), the DTSC determined that treated shredder waste from the Company’s facility does not pose a significant hazard to human health, safety or the environment and therefore classified the waste as a “nonhazardous waste” which among other things permits its use as alternative daily cover at municipal landfills. The court in its order concluded that, under a law enacted by the legislature in 2014, the DTSC had a mandatory duty to rescind the “f letters” and granted the petition for writ of mandate. The court reached this decision despite a determination by DTSC in 2018 pursuant to the 2014 statute that treated shredder residue does not need to be managed as a hazardous waste in order to protect human health, safety or the environment. Separate orders implementing the court’s ruling have not yet been issued, and the timing and procedures for rescission of the “f letters,” as well as whether the DTSC will establish a workable alternative that will allow treated residue to continue to qualify as non-hazardous waste, remain uncertain. DTSC and the Company have 60 days from issuance of the order to provide a notice of appeal, which notice would result in an automatic stay of the order.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2020, except as follows:

Risk Factors Relating to Our Business

Reliance on third party shipping companies may restrict our ability to ship our products

We significantly rely on third parties to handle and transport raw materials to our production facilities and products to customers. Despite our practice of utilizing a diversified group of suppliers of transportation, factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability, carrier bankruptcy, labor shortages, shipping industry consolidation and disruptions in transportation routes and infrastructure, may adversely impact our ability to ship our products and our operating margins. These impacts could include delays or other disruptions in shipments in transit, including as a result of congested seaports and travel routes, or third party shipping companies increasing their charges for transportation services or otherwise reducing or eliminating the availability of their containers, vehicles, rail cars, barges or ships. For example, during the second quarter of fiscal 2021, worldwide demand for logistical services increased sharply, which led to a global shortage of available shipping containers, congested seaports and higher freight rates, impacting the timing of certain shipments and resulting in reductions in sales volumes of certain products. The delays in container shipping for U.S. exports have been exacerbated by the backlog of containerized imports at U.S. seaports and the recent disruption in transit through the Suez Canal. While we aim to pass on the majority of shipping and related charges to our customers, there can be no assurance that we will be able to do so into the future. As a result, we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.

Risk Factors Relating to the Regulatory Environment

Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate

We conduct certain of our operations subject to licenses, permits and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including metal recycling and auto parts facilities. Changes in zoning and increased residential and mixed-use development near our facilities are reducing the buffer zones and creating land use conflicts with heavy industrial uses such as ours. This could result in increased complaints, increased inspections and enforcement including fines and penalties, operating restrictions, the need for additional capital expenditures and increased opposition to maintaining or renewing required approvals, licenses and permits. In addition, waste products from our operations are subject to classification and regulation that, among other things, determine how such materials may be handled, stored, transported and disposed. Failure to obtain or maintain regulatory permits, approvals or exemptions for such waste could materially increase our costs or limit our operations.

In March 2021, for example, a state court in California determined that the state regulatory agency had a mandatory duty under a 2014 law to rescind the regulatory determinations pursuant to which treated metal shredder residue from our and other metal recycling facilities in the state has been classified as non-hazardous and safely used as alternative daily cover at landfills for over 30 years. See Part II, “Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q for further discussion of this matter. While implementation of the court’s decision is unclear at this point, failure to put in place a workable alternative that will allow such material to continue to qualify as non-hazardous waste or to identify other cost-effective disposal options or to overturn this decision on appeal could limit our operations in the state and could have a material adverse effect on our results of operations and on the metal shredding industry in California in general.

Furthermore, from time to time, both the U.S. and foreign governments impose regulations and restrictions on trade in the markets in which we operate. In some countries, governments require us to apply for certificates or registration before allowing shipment of recycled metal to customers in those countries. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to obtain these approvals could cause us to limit or discontinue operations in these locations or prevent us from developing or acquiring new facilities, which could have a material adverse effect on our financial condition and results of operations.

ITEM 5. OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Summary Sheet of 2021 Non-Employee Director Compensation

10.2*	Separation and Release Agreement by and between the Registrant and Jeff Dyck, dated February 17, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 7, 2021	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	April 7, 2021	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer