Form 10-Q
period 2021-05-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2021-06-30
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2021

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

The registrant had 27,323,590 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 28, 2021.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding the impact of pandemics, epidemics or other public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic; the impact of equipment upgrades, equipment failures and facility damage on production, including timing of repairs and resumption of operations; the Company’s outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of insurance recoveries; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the potential impact of adopting new accounting pronouncements; the impact of labor shortages or increased labor costs; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: the impact of pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic; the impact of equipment upgrades, equipment failures and facility damage on production; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in scrap metal prices; imbalances in supply and demand conditions in the global steel industry; reliance on third party shipping companies, including with respect to freight rates and the availability of transportation; inability to obtain or renew business licenses and permits; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; inability to renew facility leases; difficulties associated with acquisitions and integration of acquired businesses; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of property tax increases or property tax rate changes; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	May 31, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,927	$17,887
Accounts receivable, net of allowance for credit losses of $1,589 and $1,593	266,007	139,147
Inventories	257,229	157,269
Refundable income taxes	509	18,253
Prepaid expenses and other current assets	43,517	30,075
Total current assets	585,189	362,631
Property, plant and equipment, net of accumulated depreciation of $843,115 and $811,623	510,762	487,004
Operating lease right-of-use assets	132,987	140,584
Investments in joint ventures	11,343	10,057
Goodwill	171,233	169,627
Intangibles, net of accumulated amortization of $3,694 and $3,528	4,132	4,585
Deferred income taxes	27,200	27,152
Other assets	42,892	28,287
Total assets	$1,485,738	$1,229,927
Liabilities and Equity
Current liabilities:
Short-term borrowings	$2,834	$2,184
Accounts payable	153,454	106,676
Accrued payroll and related liabilities	55,819	41,436
Environmental liabilities	12,548	6,302
Operating lease liabilities	20,462	19,760
Accrued income taxes	1,166	—
Other accrued liabilities	50,421	47,306
Total current liabilities	296,704	223,664
Deferred income taxes	42,415	38,292
Long-term debt, net of current maturities	150,939	102,235
Environmental liabilities, net of current portion	53,893	47,162
Operating lease liabilities, net of current maturities	116,017	125,001
Other long-term liabilities	23,187	13,137
Total liabilities	683,155	549,491
Commitments and contingencies (Note 4)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,323 and 26,899 shares issued and outstanding	27,323	26,899
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	44,977	36,616
Retained earnings	756,262	649,863
Accumulated other comprehensive loss	(30,731)	(36,871)
Total SSI shareholders’ equity	798,031	676,707
Noncontrolling interests	4,552	3,729
Total equity	802,583	680,436
Total liabilities and equity	$1,485,738	$1,229,927

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Revenues	$820,718	$402,683	$1,912,936	$1,247,749
Operating expense:
Cost of goods sold	678,297	356,217	1,585,416	1,101,497
Selling, general and administrative	61,887	45,544	165,935	138,744
(Income) from joint ventures	(950)	(309)	(2,131)	(698)
Asset impairment charges (recoveries), net	—	2,227	—	4,321
Restructuring charges and other exit-related activities	104	2,710	982	7,810
Operating income (loss)	81,380	(3,706)	162,734	(3,925)
Interest expense	(1,383)	(2,656)	(4,387)	(5,399)
Other (loss) income, net	(114)	(90)	(521)	18
Income (loss) from continuing operations before income taxes	79,883	(6,452)	157,826	(9,306)
Income tax (expense) benefit	(14,401)	1,804	(31,589)	2,568
Income (loss) from continuing operations	65,482	(4,648)	126,237	(6,738)
Loss from discontinued operations, net of tax	(46)	(69)	(58)	(40)
Net income (loss)	65,436	(4,717)	126,179	(6,778)
Net income attributable to noncontrolling interests	(1,801)	(278)	(3,852)	(1,329)
Net income (loss) attributable to SSI shareholders	$63,635	$(4,995)	$122,327	$(8,107)

Net income (loss) per share attributable to SSI shareholders:
Basic:
Income (loss) per share from continuing operations	$2.27	$(0.18)	$4.38	$(0.29)
Net income (loss) per share	$2.27	$(0.18)	$4.38	$(0.29)
Diluted:
Income (loss) per share from continuing operations	$2.16	$(0.18)	$4.23	$(0.29)
Net income (loss) per share	$2.15	$(0.18)	$4.22	$(0.29)
Weighted average number of common shares:
Basic	28,047	27,724	27,948	27,653
Diluted	29,543	27,724	28,963	27,653

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net income (loss)	$65,436	$(4,717)	$126,179	$(6,778)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,514	(1,904)	6,325	(2,323)
Pension obligations, net	37	45	(185)	187
Total other comprehensive income (loss), net of tax	4,551	(1,859)	6,140	(2,136)
Comprehensive income (loss)	69,987	(6,576)	132,319	(8,914)
Less comprehensive income attributable to noncontrolling interests	(1,801)	(278)	(3,852)	(1,329)
Comprehensive income (loss) attributable to SSI shareholders	$68,186	$(6,854)	$128,467	$(10,243)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Three Months Ended May 31, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of March 1, 2020	26,899	$26,899	200	$200	$31,174	$661,418	$(39,040)	$680,651	$4,297	$684,948
Net (loss) income	—	—	—	—	—	(4,995)	—	(4,995)	278	(4,717)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,859)	(1,859)	—	(1,859)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(854)	(854)
Share-based compensation cost	—	—	—	—	2,090	—	—	2,090	—	2,090
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,261)	—	(5,261)	—	(5,261)
Balance as of May 31, 2020	26,899	$26,899	200	$200	$33,264	$651,162	$(40,899)	$670,626	$3,721	$674,347

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Three Months Ended May 31, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of March 1, 2021	27,263	$27,263	200	$200	$39,695	$697,966	$(35,282)	$729,842	$4,197	$734,039
Net income	—	—	—	—	—	63,635	—	63,635	1,801	65,436
Other comprehensive income, net of tax	—	—	—	—	—	—	4,551	4,551	—	4,551
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Issuance of restricted stock	91	91	—	—	(91)	—	—	—	—	—
Restricted stock withheld for taxes	(31)	(31)	—	—	(1,433)	—	—	(1,464)	—	(1,464)
Share-based compensation cost	—	—	—	—	6,806	—	—	6,806	—	6,806
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,339)	—	(5,339)	—	(5,339)
Balance as of May 31, 2021	27,323	$27,323	200	$200	$44,977	$756,262	$(30,731)	$798,031	$4,552	$802,583

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Nine Months Ended May 31, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of August 31, 2019	26,464	$26,464	200	$200	$33,700	$675,363	$(38,763)	$696,964	$4,332	$701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(8,107)	—	(8,107)	1,329	(6,778)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,136)	(2,136)	—	(2,136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,940)	(1,940)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Share-based compensation cost	—	—	—	—	6,758	—	—	6,758	—	6,758
Dividends ($0.5625 per common share)	—	—	—	—	—	(15,631)	—	(15,631)	—	(15,631)
Balance as of May 31, 2020	26,899	$26,899	200	$200	$33,264	$651,162	$(40,899)	$670,626	$3,721	$674,347

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Nine Months Ended May 31, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of September 1, 2020	26,899	$26,899	200	$200	$36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436
Net income	—	—	—	—	—	122,327	—	122,327	3,852	126,179
Other comprehensive income, net of tax	—	—	—	—	—	—	6,140	6,140	—	6,140
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,029)	(3,029)
Issuance of restricted stock	644	644	—	—	(644)	—	—	—	—	—
Restricted stock withheld for taxes	(220)	(220)	—	—	(5,215)	—	—	(5,435)	—	(5,435)
Share-based compensation cost	—	—	—	—	14,220	—	—	14,220	—	14,220
Dividends ($0.5625 per common share)	—	—	—	—	—	(15,928)	—	(15,928)	—	(15,928)
Balance as of May 31, 2021	27,323	$27,323	200	$200	$44,977	$756,262	$(30,731)	$798,031	$4,552	$802,583

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Nine Months Ended May 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$126,179	$(6,778)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Asset impairment charges (recoveries), net	—	4,321
Exit-related asset impairments	—	971
Depreciation and amortization	43,621	43,215
Deferred income taxes	11,393	8,570
Undistributed equity in earnings of joint ventures	(2,131)	(698)
Share-based compensation expense	13,987	6,710
Gain on the disposal of assets, net	(48)	(19)
Unrealized foreign exchange loss (gain), net	137	(24)
Credit loss, net	21	53
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(133,164)	3,914
Inventories	(92,114)	32,754
Income taxes	18,932	(11,428)
Prepaid expenses and other current assets	(9,671)	(1,209)
Other long-term assets	(4,524)	563
Operating lease assets and liabilities	(696)	23
Accounts payable	56,394	(32,489)
Accrued payroll and related liabilities	14,269	(1,257)
Other accrued liabilities	1,208	5,064
Environmental liabilities	2,055	2,314
Other long-term liabilities	3,496	266
Distributed equity in earnings of joint ventures	1,250	1,000
Net cash provided by operating activities	50,594	55,836
Cash flows from investing activities:
Capital expenditures	(76,730)	(59,287)
Proceeds from sale of assets	462	739
Deposit on land option	630	630
Net cash used in investing activities	(75,638)	(57,918)
Cash flows from financing activities:
Borrowings from long-term debt	445,829	685,527
Repayment of long-term debt	(396,810)	(363,470)
Payment of debt issuance costs	(23)	—
Repurchase of Class A common stock	—	(914)
Taxes paid related to net share settlement of share-based payment awards	(5,435)	(5,845)
Distributions to noncontrolling interests	(3,029)	(1,940)
Dividends paid	(16,067)	(15,803)
Net cash provided by financing activities	24,465	297,555
Effect of exchange rate changes on cash	619	(195)
Net increase in cash and cash equivalents	40	295,278
Cash and cash equivalents as of beginning of period	17,887	12,377
Cash and cash equivalents as of end of period	$17,927	$307,655

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Nine Months Ended May 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,454	$2,008
Income taxes paid, net	$1,267	$241
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$10,572	$7,863

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. The results for the three and nine months ended May 31, 2021 and 2020 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Accounting Changes

As of the beginning of the first quarter of fiscal 2020, the Company adopted an accounting standards update that requires a lessee to recognize a lease liability and a lease right-of-use asset on its balance sheet for all leases greater than 12 months, including those classified as operating leases. The Company adopted the new lease accounting standard using the modified retrospective transition method, whereby it applied the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2019. Such cumulative-effect adjustment for the Company was less than $1 million, which is presented separately in the Unaudited Condensed Consolidated Statement of Equity for the nine months ended May 31, 2021.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $46 million and $20 million as of May 31, 2021 and August 31, 2020, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $7 million for each of the nine months ended May 31, 2021 and 2020.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $31 million and $23 million as of May 31, 2021 and August 31, 2020, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain retirement plans, consisted primarily of receivables from insurers, capitalized implementation costs for cloud computing arrangements, cash held in a client trust account relating to a legal settlement, major spare parts and equipment, an equity investment, debt issuance costs and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Other assets as of May 31, 2021 and August 31, 2020 included $12 million and $5 million, respectively, in receivables from insurers, comprising primarily $7 million and less than $1 million, respectively, relating to environmental claims and $4 million as of each reporting date relating to workers’ compensation claims.

Other assets as of May 31, 2021 also included approximately $7.6 million in cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 4 – Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of May 31, 2021 and August 31, 2020. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

Accounting for Impacts of Steel Mill Fire

Assets destroyed or damaged as a result of involuntary events are written off or reduced in carrying value to their salvage value. When recovery of all or a portion of the amount of property damage loss or other covered expenses through insurance proceeds is demonstrated

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to be probable, a receivable is recorded and offsets the loss or expense up to the amount of the total loss or expense. No gain is recorded until all contingencies related to the insurance claim have been resolved.

On May 22, 2021, the Company experienced a fire at its Cascade Steel Rolling Mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The Company filed insurance claims for the property that experienced physical loss or damage and business income losses resulting from the matter, and it recognized losses of $1 million related to the carrying value of plant, equipment and inventory assets damaged by the fire, as well as an insurance receivable and a related insurance recovery in the same amount. Given that the incident occurred near the end of the Company’s third quarter of fiscal 2021, the matter did not have a significant impact on its results of operations for that quarter.

Other Asset Impairment Charges

During the nine months ended May 31, 2020, the Company recognized asset impairment charges of $4 million, which relate primarily to abandonment of obsolete machinery and equipment assets, accelerated depreciation due to the shortening of the useful lives of certain metals recovery assets and the closure of an auto parts store.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes and other contractual receivables. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of May 31, 2021. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits and monitoring procedures.

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2021	August 31, 2020
Processed and unprocessed scrap metal	$153,166	$63,058
Semi-finished goods	8,134	6,909
Finished goods	52,149	44,476
Supplies	43,780	42,826
Inventories	$257,229	$157,269

Note 3 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results. There were no triggering events identified

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

during the first nine months of fiscal 2021 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

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

The gross change in the carrying amount of goodwill for the nine months ended May 31, 2021 was as follows (in thousands):

Goodwill
September 1, 2020	$169,627
Foreign currency translation adjustment	1,606
May 31, 2021	$171,233

Accumulated goodwill impairment charges were $471 million as of May 31, 2021 and August 31, 2020.

Note 4 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2021 were as follows (in thousands):

Balance as of September 1, 2020	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2021	Short-Term	Long-Term
$53,464	$15,389	$(2,412)	$66,441	$12,548	$53,893

As of May 31, 2021 and August 31, 2020, the Company had environmental liabilities of $66 million and $53 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Portland Harbor

In December 2000, the Company was notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it is one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). The precise nature and extent of cleanup of any specific areas within the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent the Company will be liable for environmental costs or third party contribution or damage claims with respect to the Site.

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

In January 2008, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. Following meetings among the Trustee Council and the PRPs, funding and participation agreements were negotiated under which the participating PRPs, including the Company, agreed to fund the first phase of the three-phase natural resource damage assessment. Phase 1, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of several early studies, was substantially completed in 2010. In December 2017, the Company joined with other participating PRPs in agreeing to fund Phase 2 of the natural resource damage assessment, which includes the implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. The Company has insurance policies that it believes will provide reimbursement for costs related to this matter. As of May 31, 2021, the Company had an insurance receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 – Summary of Significant Accounting Policies for further discussion of receivables from insurers.

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

Estimates of the cost of remedial action for the cleanup of the in-river portion of the Site have varied widely in various drafts of the FS and in the EPA’s final FS issued in June 2016 ranged from approximately $170 million to over $2.5 billion (net present value), depending on the remedial alternative and a number of other factors. In comments submitted to the EPA, the Company and certain other stakeholders identified a number of serious concerns regarding the EPA’s risk and remedial alternatives assessments, cost estimates, scheduling assumptions and conclusions regarding the feasibility and effectiveness of remediation technologies.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design covering the entire Site and proposed dividing the Site into eight to ten subareas for remedial design. While certain PRPs executed consent agreements for remedial design work, because of EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement for remedial design with respect to any of the subareas at the Site. On March 26, 2020, EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in the portion of one of the EPA identified subareas within the Site designated as the River Mile 3.5 East Project Area. Following a conference with the Company to discuss the UAO and written comments submitted by the Company, EPA made limited modifications to the UAO and issued an amendment to the UAO on April 27, 2020 with an effective date of May 4, 2020. As required by the UAO, the Company notified EPA of its intent to comply with the UAO on the effective date while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, EPA’s expected schedule for completion of the remedial design work is four years. EPA has estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. The Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. The Company has insurance policies pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. In the second quarter of fiscal 2021, the Company recorded an insurance receivable and a related insurance recovery to selling, general and administrative expense for approximately $3 million. See “Other Assets” in Note 1 – Summary of Significant Accounting Policies for further discussion of receivables from insurers. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, EPA announced that 100 percent of the Site’s areas requiring active cleanup are in the remedial design phase of the process.

The Company’s environmental liabilities as of May 31, 2021 and August 31, 2020 included $6 million and $4 million, respectively, relating to the Portland Harbor matters described above.

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

Because the final remedial actions have not yet been designed and there has not been a determination of the allocation among the PRPs of costs of the investigations, or remedial action costs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows and liquidity. Among the facts being evaluated are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations beyond the costs of investigation and design, which costs have not been material to date, because the extent of contamination, required source control work and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. In addition, pursuant to its insurance policies, the Company is being reimbursed for the costs it incurs for required source control evaluation and remediation work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of May 31, 2021 and August 31, 2020, other than Portland Harbor, include actual or possible investigation and cleanup costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and cleanup activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation and cleanup activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of May 31, 2021 and August 31, 2020, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that have the potential to impact the required remedial actions and associated cost estimates pending further analysis and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of each of May 31, 2021 and August 31, 2020 included $8 million for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company has also been working with local officials with respect to the protection of public water supplies. The Company accrued $4 million in the second quarter of fiscal 2021 for incremental estimated remediation costs, which was offset by payments during the first nine months of fiscal 2021 including payment during the first quarter of penalties in the amount of $2.7 million pursuant to a previously agreed settlement. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plan. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans, and it is reasonably possible that it may incur additional liabilities and costs in the future, including for wellhead treatment, which in the case of costs for installation of wellhead treatment, if incurred, could be in the range of $10 million to $13 million.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company’s loss contingencies as of May 31, 2021 and August 31, 2020 included $8 million and less than $1 million, respectively, for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 1 – Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval and implementation of the remediation action plan.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended May 31, 2021			Three Months Ended May 31, 2020
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - March 1 (Beginning of period)	$(32,373)	$(2,909)	$(35,282)	$(36,108)	$(2,932)	$(39,040)
Other comprehensive income (loss) before reclassifications	4,514	—	4,514	(1,904)	—	(1,904)
Income tax benefit	—	—	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	4,514	—	4,514	(1,904)	—	(1,904)
Amounts reclassified from accumulated other comprehensive loss	—	49	49	—	58	58
Income tax (benefit)	—	(12)	(12)	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	37	37	—	45	45
Net periodic other comprehensive income (loss)	4,514	37	4,551	(1,904)	45	(1,859)
Balances - May 31 (End of period)	$(27,859)	$(2,872)	$(30,731)	$(38,012)	$(2,887)	$(40,899)

	Nine Months Ended May 31, 2021			Nine Months Ended May 31, 2020
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,184)	$(2,687)	$(36,871)	$(35,689)	$(3,074)	$(38,763)
Other comprehensive income (loss) before reclassifications	6,325	(385)	5,940	(2,323)	(17)	(2,340)
Income tax benefit	—	87	87	—	4	4
Other comprehensive income (loss) before reclassifications, net of tax	6,325	(298)	6,027	(2,323)	(13)	(2,336)
Amounts reclassified from accumulated other comprehensive loss	—	147	147	—	258	258
Income tax (benefit)	—	(34)	(34)	—	(58)	(58)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	113	113	—	200	200
Net periodic other comprehensive income (loss)	6,325	(185)	6,140	(2,323)	187	(2,136)
Balances - May 31 (End of period)	$(27,859)	$(2,872)	$(30,731)	$(38,012)	$(2,887)	$(40,899)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Major product information:
Ferrous revenues	$448,684	$201,972	$1,023,569	$633,936
Nonferrous revenues	204,512	85,506	471,543	277,869
Steel revenues(1)	129,057	83,414	316,662	246,278
Retail and other revenues	38,465	31,791	101,162	89,666
Total revenues	$820,718	$402,683	$1,912,936	$1,247,749
Revenues based on sales destination:
Foreign	$466,739	$213,403	$1,067,335	$656,388
Domestic	353,979	189,280	845,601	591,361
Total revenues	$820,718	$402,683	$1,912,936	$1,247,749

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of May 31, 2021 and August 31, 2020, receivables from contracts with customers, net of an allowance for credit losses, totaled $262 million and $135 million, respectively, representing 99% and 97%, respectively, of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities consist almost entirely of customer deposits for recycled scrap metal sales contracts, which are reported within accounts payable on the Unaudited Condensed Consolidated Balance Sheets and totaled $8 million as of each of May 31, 2021 and August 31, 2020. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three and nine months ended May 31, 2021, the Company reclassified less than $1 million and $7 million, respectively, in customer deposits as of August 31, 2020 to revenues as a result of satisfying performance obligations during the respective periods. During the three and nine months ended May 31, 2020, the Company reclassified less than $1 million and $3 million, respectively, in customer deposits as of August 31, 2019 to revenues as a result of satisfying performance obligations during the respective periods.

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

Note 8 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2021 was an expense on pre-tax income of 18.0% and 20.0%, respectively, compared to a benefit on pre-tax loss of 28.0% and 27.6%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2021 was lower than that for the comparable prior year periods primarily due to the effects of higher pre-tax income compared to the prior year periods, and was lower than the U.S. federal statutory rate of 21% primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the impacts of research and development credits and other discrete items.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company typically measures the provision for income taxes for interim reporting periods by applying the projected annual effective tax rate to the quarterly results. For the third quarter and first nine months of fiscal 2020, based on the Company’s projection of full-year results at the time, as well as the projected impact of permanent tax differences and other items that are generally not proportional to full-year results, small changes in the projections would have led to significant changes in the projected annual effective tax rate. Therefore, applying the Company’s typical method would not have provided a reliable estimate of the provision for income taxes for the fiscal 2020 interim reporting periods presented in this report. Accordingly, the Company measured the year-to-date fiscal 2020 tax benefit based on year-to-date results, referred to as the discrete method, and it measured the third quarter fiscal 2020 tax benefit as the foregoing year-to-date fiscal 2020 tax benefit less the tax benefit recognized previously in the first half of fiscal 2020.

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

Note 9 - Restructuring Charges and Other Exit-Related Activities

In fiscal 2020, the Company implemented restructuring initiatives aimed at further reducing its annual operating expenses, primarily selling, general and administrative, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. Additionally, in April 2020, the Company announced its intention to modify its internal organizational and reporting structure to the One Schnitzer functionally-based, integrated model, which it completed in the first quarter of fiscal 2021. During the first nine months of fiscal 2020, the Company incurred severance costs of $2 million, exit-related costs associated with a lease contract termination of $1 million, and professional services costs related to these initiatives of $5 million.

Note 10 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Income (loss) from continuing operations	$65,482	$(4,648)	$126,237	$(6,738)
Net income attributable to noncontrolling interests	(1,801)	(278)	(3,852)	(1,329)
Income (loss) from continuing operations attributable to SSI shareholders	63,681	(4,926)	122,385	(8,067)
Loss from discontinued operations, net of tax	(46)	(69)	(58)	(40)
Net income (loss) attributable to SSI shareholders	$63,635	$(4,995)	$122,327	$(8,107)
Computation of shares:
Weighted average common shares outstanding, basic	28,047	27,724	27,948	27,653
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	1,496	—	1,015	—
Weighted average common shares outstanding, diluted	29,543	27,724	28,963	27,653

No common stock equivalent shares were considered antidilutive for the three months and nine months ended May 31, 2021. Common stock equivalent shares of 1,228,857 and 887,760 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share attributable to SSI shareholders for the three and nine months ended May 31, 2020, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Related Party Transactions

The Company purchases recycled metal from its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $3 million for the three months ended May 31, 2021 and 2020, respectively, and $14 million and $8 million for the nine months ended May 31, 2021 and 2020, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and nine months ended May 31, 2021 and 2020. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2020, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

We sell ferrous and nonferrous recycled scrap metal in both foreign and domestic markets. We also sell a range of finished steel long products produced at our steel mini-mill. We acquire, process and recycle auto bodies, rail cars, home appliances, industrial machinery, manufacturing scrap and construction and demolition scrap through our recycling facilities. Our retail self-service auto parts stores located across the United States and Western Canada, which operate under the commercial brand-name Pick-n-Pull, procure the significant majority of our salvaged vehicles and sell serviceable used auto parts from these vehicles. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities to be shredded or sold to third parties where geographically more economical. At our metals recycling facilities, we process mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding and sorting, resulting in scrap metal pieces of a size, density and metal content required by customers to meet their production needs. The manufacturing process includes physical separation and processing of ferrous and nonferrous materials through automated and manual processes into various sub-classifications, each of which has a value and metal content used by our customers for their end products. We use a variety of shredding and separation systems to efficiently process and sort recycled scrap metal. Our steel mini-mill produces finished steel products such as rebar, wire rod, coiled rebar, merchant bar and other specialty products using ferrous recycled scrap metal primarily sourced internally from our recycling and joint venture operations and other raw materials.

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

Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for ferrous and nonferrous recycled metal and finished steel products, the supply of scrap metal in our domestic markets, and varying demand for used auto parts from our self-service retail stores. Certain of these factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection and production levels at our facilities, and retail admissions and parts sales at our auto parts stores. Further, trade actions, including tariffs and any retaliation by affected countries, and licensing and inspection requirements can impact the level of profitability on sales of our products and, in certain cases, impede or restrict our ability to sell to certain export markets or require us to direct our sales to alternative market destinations, which can cause our quarterly operating results to fluctuate.

Coronavirus Disease 2019 (COVID-19)

We continue to monitor the impact of COVID-19 on all aspects of our business. The COVID-19 outbreak, which the World Health Organization characterized as a pandemic in March 2020, has resulted in governments around the world implementing measures with various levels of stringency to help control the spread of the virus as well as vaccination programs to build levels of immunity among the population. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and welfare of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our third quarter fiscal 2020 results, global economic conditions improved during the first nine months of our fiscal 2021, resulting in increased demand for our products, which led to our earnings for the third quarter and first nine months of our fiscal 2021 substantially exceeding the results for the comparable prior periods. Beginning in our second quarter of fiscal 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business and government activities. The easing of restrictions and the existence of variant strains of COVID-19 may lead to a rise in infections, which could result in the reinstatement of some of the restrictions previously in place, and there are ongoing global impacts resulting from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

SCHNITZER STEEL INDUSTRIES, INC.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our Cascade Steel Rolling Mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. Given that the incident occurred near the end of our third quarter of fiscal 2021, the matter did not have a significant impact on our results of operations for that quarter. Based on our current schedule, we expect to substantially complete the repair and replacement of property that experienced physical loss or damage and resume operations in the melt shop by the end of the fourth quarter of fiscal 2021 or by early September, with rolling mill production which ceased in early June expected to ramp up thereafter. Impacts on business income are expected to continue during the ramp-up phases and may continue thereafter. We have insurance that we believe is fully applicable to the losses and have filed insurance claims, which are subject to deductibles and various conditions, exclusions and limits, for the property damage and business income losses resulting from the matter. The property damage deductible under the policies insuring the Company’s assets is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage at the melt shop and the restart of production activities, which themselves are subject to significant uncertainty for a variety of reasons. For further discussion of the accounting for this matter, see “Accounting for Impacts of Steel Mill Fire” in Note 1 - Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity and capital structure which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity and capital structure. For example, following the modification of our internal organizational and reporting structure completed in the first quarter of fiscal 2021, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, business development costs not related to ongoing operations, charges related to non-ordinary course legal settlements, charges for legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, asset impairment charges (net of recoveries) and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

Financial Highlights of Results of Operations for the Third Quarter of Fiscal 2021

•	Diluted earnings per share from continuing operations attributable to SSI shareholders in the third quarter of fiscal 2021 was $2.16, compared to a loss per share of $(0.18) in the prior year quarter.
•	Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in the third quarter of fiscal 2021 was $2.20, compared to $0.05 in the prior year quarter.
•	Net income in the third quarter of fiscal 2021 was $65 million, compared to a loss of $(5) million in the prior year quarter.
•	Adjusted EBITDA in the third quarter of fiscal 2021 was $97 million, compared to $19 million in the prior year quarter.

SCHNITZER STEEL INDUSTRIES, INC.

Market conditions for recycled metals improved in the third quarter of fiscal 2021, with selling prices for many recycled metal commodities reaching multi-year highs during the quarter. Average net selling prices for our ferrous and nonferrous products increased significantly compared to the prior year quarter which was negatively impacted by the effects of the COVID-19 pandemic. In the third quarter of fiscal 2021, the average net selling prices for our ferrous and nonferrous products increased by 72% and 80%, respectively, and sales volumes for these products increased by 31% and 27%, respectively, compared to the prior year period. Market conditions for our finished steel products also improved in the third quarter of fiscal 2021, which contributed to finished steel average selling prices and sales volumes increasing by 27% and 23%, respectively, compared to the prior year period. Our results in the third quarter of fiscal 2021 reflected substantial benefits from the higher price environment for most of our products including a significant expansion in our ferrous metal spreads, increased sales volumes supported by strong demand and improved supply flows, greater contributions from sales of nonferrous products and a favorable impact from average inventory accounting, compared to the prior year period.

The following items further highlight selected liquidity and capital structure metrics:

•	For the first nine months of fiscal 2021, net cash provided by operating activities was $51 million, compared to $56 million in the prior year comparable period.
•	Debt was $154 million as of May 31, 2021, compared to $104 million as of August 31, 2020.
•	Debt, net of cash, was $136 million as of May 31, 2021, compared to $87 million as of August 31, 2020.

See the reconciliations of adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices and per share amounts)	2021	2020	%	2021	2020	%
Ferrous revenues	$448,684	$201,972	122%	$1,023,569	$633,936	61%
Nonferrous revenues	204,512	85,506	139%	471,543	277,869	70%
Steel revenues(1)	129,057	83,414	55%	316,662	246,278	29%
Retail and other revenues	38,465	31,791	21%	101,162	89,666	13%
Total revenues	820,718	402,683	104%	1,912,936	1,247,749	53%
Cost of goods sold	678,297	356,217	90%	1,585,416	1,101,497	44%
Gross margin (total revenues less cost of goods sold)	$142,421	$46,466	207%	$327,520	$146,252	124%
Gross margin (%)	17.4%	11.5%	50%	17.1%	11.7%	46%
Selling, general and administrative expense	$61,887	$45,544	36%	$165,935	$138,744	20%
Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
Reported	$2.16	$(0.18)	NM	$4.23	$(0.29)	NM
Adjusted(2)	$2.20	$0.05	NM	$4.31	$0.19	NM
Net income (loss)	$65,436	$(4,717)	NM	$126,179	$(6,778)	NM
Adjusted EBITDA(2)	$97,254	$18,826	417%	$208,920	$56,926	267%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$395	$222	78%	$332	$221	50%
Foreign	$401	$236	70%	$360	$241	49%
Average	$400	$233	72%	$354	$237	49%
Ferrous volumes (LT, in thousands):
Domestic(4)	412	312	32%	1,191	1,054	13%
Foreign	803	616	30%	2,054	1,837	12%
Total ferrous volumes (LT, in thousands)(4)(5)	1,215	927	31%	3,245	2,891	12%
Average nonferrous sales price ($/pound)(3)(6)	$0.97	$0.54	80%	$0.82	$0.54	51%
Nonferrous volumes (pounds, in thousands)(4)(6)	155,657	122,913	27%	429,792	391,431	10%
Finished steel average sales price ($/ST)(3)	$802	$633	27%	$709	$633	12%
Finished steel sales volumes (ST, in thousands)	153	124	23%	423	366	15%
Cars purchased (in thousands)(7)	91	74	23%	249	242	3%
Number of auto parts stores at period end	50	49	2%	50	49	2%
Rolling mill utilization(8)	98%	91%	8%	94%	83%	13%

NM = Not Meaningful

LT = Long Ton, which is equivalent to 2,240 pounds. ST = Short Ton, which is equivalent to 2,000 pounds.

(1)	Steel revenues include primarily sales of finished steel products, semi-finished goods (billets) and steel manufacturing scrap.
(2)	See the reconciliations of Non-GAAP Financial Measures at the end of this Item 2.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Ferrous and nonferrous volumes sold externally and delivered to our steel mill for finished steel production.
(5)	May not foot due to rounding.
(6)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(7)	Cars purchased by auto parts stores only.
(8)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in the third quarter and first nine months of fiscal 2021 increased by 104% and 53%, respectively, compared to the same periods in the prior year primarily due to significantly higher average net selling prices and increased sales volumes for our ferrous and nonferrous products in both export and domestic markets. These increases were driven by stronger market conditions for recycled metals globally, with selling prices for many recycled metal commodities reaching multi-year highs during the third quarter of fiscal 2021. In the third quarter and first nine months of fiscal 2021, the average net selling price for our ferrous products increased by 72% and 49%, respectively, and the average net selling price for our nonferrous products increased by 80% and 51%, respectively, compared to the prior year periods. Ferrous sales volumes increased by 31% and 12%, respectively, and nonferrous sales volumes increased by 27% and 10%, respectively, for the third quarter and first nine months of fiscal 2021 compared to the prior year periods. Ferrous and nonferrous sales volumes in the third quarter of fiscal 2021 benefited from recognition of shipments that had been delayed at the end of the second quarter of fiscal 2021. Market conditions for our finished steel products also improved in the third quarter and first nine months of fiscal 2021, which contributed to higher finished steel average selling prices and sales volumes compared to the prior year periods, reflecting robust demand in West Coast construction markets and higher rolling mill utilization.

Operating Performance

Net income in the third quarter and first nine months of fiscal 2021 was $65 million and $126 million, respectively, compared to net loss of $5 million and $7 million, respectively, in the prior year periods. Adjusted EBITDA in the third quarter and first nine months of fiscal 2021 was $97 million and $209 million, respectively, compared to $19 million and $57 million, respectively, in the prior year periods. The improvement in our results for the third quarter and first nine months of fiscal 2021 reflected substantial benefits from the higher price environment for most of our products including a significant expansion in our ferrous metal spreads, increased sales volumes supported by strong demand and improved supply flows, greater contributions from sales of nonferrous products and a favorable impact from average inventory accounting, compared to the prior year periods. Ferrous metal spreads in the third quarter and first nine months of fiscal 2021 increased by approximately 40% and 30%, respectively, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, increased by approximately 66% and 53%, respectively, compared to the prior year periods. Our results in the third quarter and first nine months of fiscal 2021 also reflected substantially increased contributions from sales of higher priced PGM products compared to the prior year periods and achievement of the full run rate of benefits from productivity initiatives implemented throughout fiscal 2020. In comparison, our results in the third quarter and first nine months of fiscal 2020 reflected periods of sharply declining commodity prices and constrained supply of scrap metal, especially during the third quarter of fiscal 2020 due in large part to the effects of the COVID-19 pandemic, which had a significant negative impact on operating margins and overall operating results for the fiscal 2020 periods. Selling, general and administrative expense in the third quarter and first nine months of fiscal 2021 increased by 36% and 20%, respectively, compared to the prior year periods primarily due to an increase in employee-related expenses, primarily from higher incentive compensation accruals aligned with improved business performance, and increased legal and professional services costs, partially offset by lower environmental-related expense relating primarily to legacy environmental matters. See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

In fiscal 2020, we implemented productivity initiatives aimed at reducing our annual operating expenses, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses and other non-headcount measures. We targeted $20 million in annual benefits from these initiatives, and we achieved the full quarterly run rate of benefits in the third quarter of fiscal 2020. We achieved approximately $15 million and $12 million in realized benefits in the first nine months of fiscal 2021 and fiscal 2020, respectively. Additionally, in April 2020, we announced our intention to modify our internal organizational and reporting structure to the One Schnitzer functionally-based, integrated model, which we completed in the first quarter of fiscal 2021. This change in structure has resulted in a more agile organization and solidified achievement of recent productivity improvements and cost reduction initiatives. During the first nine months of fiscal 2020, we incurred severance costs of $2 million, exit-related costs associated with a lease contract termination of $1 million, and professional services costs related to these initiatives of $5 million.

Steel Mill Fire Impact on Third Quarter Results

On May 22, 2021, we experienced a fire at our Cascade Steel Rolling Mill in McMinnville, Oregon. In the third quarter of fiscal 2021, we recognized losses of $1 million related to the carrying value of plant, equipment and inventory assets that experienced physical loss or damage as a result of the fire, as well as an insurance receivable and a related insurance recovery in the same amount. See the “Steel Mill Fire” section above within this Item 2 for further discussion of this matter.

SCHNITZER STEEL INDUSTRIES, INC.

Income Tax

The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2021 was an expense on pre-tax income of 18.0% and 20.0%, respectively, compared to a benefit on pre-tax loss of 28.0% and 27.6%, respectively, for the comparable prior year periods. The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2021 was lower than that for the comparable prior year periods primarily due to the effects of higher pre-tax income compared to the prior year periods, and was lower than the U.S. federal statutory rate of 21% primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the impacts of research and development credits and other discrete items.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $18 million as of each of May 31, 2021 and August 31, 2020. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2021, debt was $154 million compared to $104 million as of August 31, 2020, and debt, net of cash, was $136 million as of May 31, 2021 compared to $87 million as of August 31, 2020 (refer to Non-GAAP Financial Measures at the end of this Item 2).

Operating Activities

Net cash provided by operating activities in the first nine months of fiscal 2021 was $51 million, compared to $56 million in the first nine months of fiscal 2020.

Sources of cash other than from earnings in the first nine months of fiscal 2021 included a $56 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, a $19 million increase in income tax accruals, and a $14 million increase in accrued payroll and related liabilities primarily due to increased incentive compensation liabilities. Uses of cash in the first nine months of fiscal 2021 included a $133 million increase in accounts receivable primarily due to increases in selling prices for recycled metals and finished steel and higher sales volumes, as well as the timing of sales and collections, and a $92 million increase in inventories due to higher raw material purchase prices, higher volumes on hand and the timing of purchases and sales.

Sources of cash in the first nine months of fiscal 2020 included a $33 million decrease in inventories due to lower raw material purchase prices and volumes and the timing of purchases and sales. Uses of cash in the first nine months of fiscal 2020 included a $32 million decrease in accounts payable primarily due to lower raw material purchase prices and volumes and the timing of payments.

Investing Activities

Net cash used in investing activities was $76 million in the first nine months of fiscal 2021, compared to $58 million in the first nine months of fiscal 2020.

Cash used in investing activities in the first nine months of fiscal 2021 included capital expenditures of $77 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $59 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2021 was $24 million, compared to $298 million in the first nine months of fiscal 2020.

Cash flows from financing activities in the first nine months of fiscal 2021 included $49 million in net borrowings of debt, compared to $322 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). During the third quarter of fiscal 2020, we borrowed an incremental $250 million under our credit facilities in order to increase our cash position and preserve financial flexibility in light of the COVID-19 outbreak. We repaid the $250 million of additional borrowings in the fourth quarter of fiscal 2020. Uses of cash in the first nine months of fiscal 2021 and 2020 included $16 million for the payment of dividends. Cash used in financing activities in the first nine months of fiscal 2020 included $1 million for share repurchases.

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

We had borrowings outstanding under our credit facilities of $140 million as of May 31, 2021 and $90 million as of August 31, 2020, with the increase relating primarily to funding working capital and capital expenditures. The weighted average interest rate on amounts outstanding under our credit facilities was 2.00% and 4.59% as of May 31, 2021 and August 31, 2020, respectively.

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

As of May 31, 2021, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.10 to 1.00 and was 6.61 to 1.00 as of May 31, 2021. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.17 to 1.00 as of May 31, 2021. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 2.98 to 1.00 as of May 31, 2021.

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

Other debt obligations, which totaled $7 million as of each of May 31, 2021 and August 31, 2020, primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter.

SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures

Capital expenditures totaled $77 million for the first nine months of fiscal 2021, compared to $59 million for the prior year period. We currently plan to invest up to $110 million in capital expenditures in fiscal 2021, including approximately $45 million for investments in growth, including new nonferrous processing technologies, support for volume initiatives and other growth projects, using cash generated from operations and available credit facilities. The COVID-19 pandemic has contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $10 million in capital expenditures for environmental projects in the first nine months of fiscal 2021, and we currently plan to invest up to $20 million for such projects in fiscal 2021. These projects include investments in storm water systems and equipment to ensure ongoing compliance with air quality and other environmental regulations.

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

Dividends

On April 7, 2021, our Board of Directors declared a dividend for the third quarter of fiscal 2021 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend totaling $5 million was paid on May 3, 2021.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock. As of May 31, 2021, we had authorization to repurchase up to a remaining 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We did not repurchase our common stock during the first nine of fiscal 2021.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities and equity offerings have financed our acquisitions, capital expenditures, working capital and other financing needs.

SCHNITZER STEEL INDUSTRIES, INC.

We generally believe our current cash resources, internally generated funds, existing credit facilities and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions, joint ventures, debt service requirements, environmental obligations and other contingencies. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms. While we expect the fire incident at our steel mill in May 2021 to impact our cash flows and liquidity needs, including related to working capital, capital expenditures and recoveries from insurance, we believe our available liquidity in the short- and long-term is adequate to meet our needs. See the “Steel Mill Fire” section above within this Item 2 for further discussion of this matter.

Off-Balance Sheet Arrangements

None requiring disclosure pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2021, we had $8 million outstanding under these arrangements.

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

The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2021	August 31, 2020
Short-term borrowings	$2,834	$2,184
Long-term debt, net of current maturities	150,939	102,235
Total debt	153,773	104,419
Less cash and cash equivalents	17,927	17,887
Total debt, net of cash	$135,846	$86,532

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in borrowings (repayments) for the period because we believe it is useful to investors as a meaningful presentation of the change in debt.

SCHNITZER STEEL INDUSTRIES, INC.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2021	2020
Borrowings from long-term debt	$445,829	$685,527
Repayments of long-term debt	(396,810)	(363,470)
Net borrowings (repayments) of debt	$49,019	$322,057

Adjusted EBITDA, adjusted selling, general and administrative expense, adjusted income (loss) from continuing operations attributable to SSI shareholders, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for business development costs not related to ongoing operations, charges related to non-ordinary course legal settlements, legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, asset impairment charges (recoveries), net, and the income tax expense (benefit) allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income (loss) to adjusted EBITDA, and adjusted selling, general and administrative expense (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Reconciliation of adjusted EBITDA:
Net income (loss)	$65,436	$(4,717)	$126,179	$(6,778)
Loss from discontinued operations, net of tax	46	69	58	40
Interest expense	1,383	2,656	4,387	5,399
Income tax expense (benefit)	14,401	(1,804)	31,589	(2,568)
Depreciation and amortization	14,326	14,743	43,621	43,215
Business development costs	805	791	805	1,592
Charges related to legal settlements(1)	400	73	400	73
Charges for legacy environmental matters, net(2)	353	2,078	899	3,822
Restructuring charges and other exit-related activities	104	2,710	982	7,810
Asset impairment charges (recoveries), net	—	2,227	—	4,321
Adjusted EBITDA	$97,254	$18,826	$208,920	$56,926

Selling, general and administrative expense:
As reported	$61,887	$45,544	$165,935	$138,744
Business development costs	(805)	(791)	(805)	(1,592)
Charges for legacy environmental matters, net(2)	(353)	(2,078)	(899)	(3,822)
Charges related to legal settlements(1)	—	(73)	—	(73)
Adjusted	$60,729	$42,602	$164,231	$133,257

(1)

Charges related to legal settlements in the three and nine months ended May 31, 2021 relate to a claim by a utility provider for past charges, and in the three and nine months ended May 31, 2020 relate to the settlement of a wage and hour class action lawsuit.

(2)

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

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Income (loss) from continuing operations attributable to SSI shareholders:
As reported	$63,681	$(4,926)	$122,385	$(8,067)
Business development costs	805	791	805	1,592
Charges related to legal settlements(1)	400	73	400	73
Charges for legacy environmental matters, net(2)	353	2,078	899	3,822
Restructuring charges and other exit-related activities	104	2,710	982	7,810
Asset impairment charges (recoveries), net	—	2,227	—	4,321
Income tax benefit allocated to adjustments(3)	(340)	(1,568)	(655)	(4,183)
Adjusted	$65,003	$1,385	$124,816	$5,368

Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
As reported	$2.16	$(0.18)	$4.23	$(0.29)
Business development costs, per share	0.03	0.03	0.03	0.06
Charges related to legal settlements, per share(1)	0.01	—	0.01	—
Charges for legacy environmental matters, net, per share(2)	0.01	0.07	0.03	0.14
Restructuring charges and other exit-related activities, per share	—	0.10	0.03	0.28
Asset impairment charges (recoveries), net, per share	—	0.08	—	0.16
Income tax benefit allocated to adjustments, per share(3)	(0.01)	(0.06)	(0.02)	(0.15)
Adjusted(4)	$2.20	$0.05	$4.31	$0.19

(1)

Charges related to legal settlements in the three and nine months ended May 31, 2021 relate to a claim by a utility provider for past charges, and in the three and nine months ended May 31, 2020 relate to the settlement of a wage and hour class action lawsuit.

(2)

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

(3)

Income tax allocated to the aggregate adjustments reconciling reported and adjusted income (loss) from continuing operations attributable to SSI shareholders and diluted earnings (loss) per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.

(4)	May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of May 31, 2021.

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

As of May 31, 2021 and August 31, 2020, 44% and 40%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 98% was less than 60 days past due as of each of May 31, 2021 and August 31, 2020.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of May 31, 2021 and August 31, 2020, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020; in Part II, “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2020 and February 28, 2021; and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 4 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, incorporated by reference herein.

In the previously reported matter filed by The Athletics Investment Group LLC (A’s) against the California State Department of Toxic Substance Control (DTSC) as Respondent and the Company as Real Party in Interest, seeking recission of the “f” letter pursuant to which DTSC classified treated shredder waste from the Company’s metal shredding facility in California as a “nonhazardous waste” which among other things permits its use as alternative daily cover at municipal landfills, the Court on April 16, 2021 issued an order and writ of mandate commanding the DTSC within 30 days to rescind the Company’s “f letter”. The Company filed a notice of appeal, which notice has the effect of automatically staying the order, and A’s have filed a motion to lift the stay.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2020, except for the changes disclosed in the subsequent Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021, and as follows:

Risk Factors Relating to Our Business

Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as mechanical failures, fires, earthquakes, accidents or violent weather conditions. For instance, certain facilities in California, Oregon and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires, although the impact on our operations was not significant. Additionally, in May 2021, we experienced a fire at our Cascade Steel Rolling Mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to property located at the mill’s melt shop. We expect to incur costs to repair and replace property that experienced physical loss or damage and business income losses associated with the interruption of production activities. We carry insurance that we anticipate will cover repair and replacement of property that experienced physical loss or damage and business income losses resulting from the fire at the mill. However, our insurance coverage is subject to deductibles, and various conditions, exclusions and limits. The deductible applicable to physical loss or damage to property is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. Our insurance coverage may be unavailable or insufficient to protect us against losses in the case of future events. In addition, insurance may not continue to be available in the future on acceptable terms or at acceptable costs. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events could disrupt customer and supplier relationships and could have a material adverse effect on our financial condition, results of operations and cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

Risk Factors Relating to Our Employees

Labor shortages or increased labor costs may adversely affect our operating results, financial condition and cash flows

Our employees contribute to developing and meeting our business goals and objectives, and labor is a significant component of operating our business. The impact of labor shortages or increased labor costs because of increased competition for employees, unemployment levels and benefits, higher employee turnover rates, increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), may increase our costs or impede our ability to operate our facilities and could have a material adverse effect on our results of operations, financial condition and cash flows. As a result of the tight labor markets, we have experienced fewer job applicants in certain local markets, which hindered our ability to reach full staffing levels at some of our facilities. Recruiting and retaining employees in sufficient numbers to optimally staff our facilities may result in increases in our labor costs. Labor shortages and increased labor costs may continue to be realized as a direct or indirect result of the COVID-19 pandemic, including related response measures implemented by governments, or due to other factors, which may adversely affect our operating results, financial condition and cash flows.

ITEM 5. OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Schnitzer Steel Industries Deferred Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 30, 2021	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	June 30, 2021	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer