Form 10-K
period 2021-08-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2021-10-21
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File Number 000-22496

SCHNITZER STEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0341923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 SW Clay Street, Suite 350, Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)

(503) 224-9900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	SCHN	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2021 was $914,573,020.

The registrant had 27,332,353 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Forward-looking statements in this Annual Report on Form 10-K include statements regarding future events or our expectations, intentions, beliefs and strategies regarding the future, which may include statements regarding the impact of pandemics, epidemics or other public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic; the impact of equipment upgrades, equipment failures and facility damage on production, including timing of repairs and resumption of operations; the realization of insurance recoveries; the Company’s outlook, growth initiatives or expected results or objectives, including pricing, margins, sales volumes and profitability; completion of acquisitions and integration of acquired businesses; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions and credits; the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the potential impact of adopting new accounting pronouncements; the impact of labor shortages or increased labor costs; obligations under our retirement plans; benefits, savings or additional costs from business realignment, cost containment and productivity improvement programs; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of this Form 10-K. Examples of these risks include: the impact of pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic; the impact of equipment upgrades, equipment failures and facility damage on production; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; inability to obtain or renew business licenses and permits; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS

General

Founded in 1906, Schnitzer Steel Industries, Inc. is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 52 metals recycling facilities and an electric arc furnace (“EAF”) steel mill.

Worldwide demand for recycled ferrous and nonferrous metal is driven primarily by production levels for finished steel and for products using nonferrous metal. Recycled ferrous metal is the primary feedstock for steel mill production using EAF technology and one of the raw materials utilized for steel manufacturing using blast furnace technology. Steel mills around the world, including those in the North American domestic market in which our own steel mill operates, are the primary end markets for our recycled ferrous metal products. Specialty steelmakers, foundries, refineries, smelters, wholesalers, and other recycled metal processors globally are the primary end markets for our recycled nonferrous metal products. Our steel mill produces finished steel products using internally sourced recycled ferrous metal as the primary raw material and sells to customers located primarily in the Western United States and Western Canada.

We believe long-term demand for recycled metals will continue to be driven by factors including global economic growth and an increased focus on environmental policies promoting natural resource conservation, lower greenhouse gas emissions, and lower energy usage. We believe the significant environmental benefits and production efficiencies associated with steelmaking that maximizes the use of recycled metal as a raw material, compared to iron ore mined from natural resources, will positively contribute to worldwide long-term demand for recycled ferrous metal. Further, we believe decarbonization efforts by companies, industries, and governments around the world, including investments in low carbon technologies that are more metal intensive and minimize carbon dioxide emissions from the use of fossil fuels, among other factors, support global long-term demand for recycled nonferrous metal such as aluminum and copper.

Segment Reporting

Prior to the first quarter of fiscal 2021, our internal organizational and reporting structure included two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business. In the first quarter of fiscal 2021, in accordance with our plan announced in April 2020, we completed the transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model (“One Schnitzer”), supporting a single segment. We consolidated our operations, sales, services, and other functional capabilities at an enterprise level reflecting enhanced focus by management on optimizing our vertically integrated value chain. This change in structure has resulted in a more agile organization and solidified achievement of recent productivity improvements and cost efficiency initiatives. We began reporting on this new single-segment structure in the first quarter of fiscal 2021.

Revenue-Generating Activities

We acquire, process, and recycle end-of-life (salvaged) vehicles, rail cars, home appliances, industrial machinery, manufacturing scrap, and construction and demolition scrap through our facilities. Our retail self-service auto parts stores located across the United States (“U.S.”) and Western Canada, which operate under the commercial brand-name Pick-n-Pull, procure the significant majority of our salvaged vehicles and sell serviceable used auto parts from these vehicles. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels, and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities to be shredded or sold to third parties where geographically more economical. At our metals recycling facilities, we process mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding, separating, and sorting, resulting in recycled ferrous, nonferrous, and mixed metal pieces of a size, density, and metal content required by customers to meet their production needs. Each of our shredding, nonferrous processing, and separation systems is designed to optimize the recovery of valuable recycled metal.

2 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We operate seven deepwater port locations, six of which are equipped with large-scale shredders. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. Our port facilities in Salinas, Puerto Rico, and Kapolei, Hawaii operate shredders with 1,500 and 4,000 horsepower, respectively. Our port facility in Providence, Rhode Island does not operate a shredder, but exports recycled ferrous metal acquired in the regional market. Our shredders are designed to provide a denser product and, in conjunction with advanced separation equipment, a more refined form of recycled ferrous metal which can be used efficiently by steel mills in the production of new steel. The shredding process reduces auto bodies and other scrap metal into fist-size pieces of shredded recycled metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous metal and separate it from the mixed nonferrous metal and other residue, resulting in a consistent and high-quality shredded ferrous product. The mixed nonferrous metal and residue then pass through a series of additional mechanical systems designed to recover and separate the nonferrous metal from the residue. The remaining mixed nonferrous metal is then further sorted by product and size grade before being sold as joint products, which include mainly zorba (primarily aluminum), zurik (primarily stainless steel), and shredded insulated wire (primarily copper and aluminum). We sell further separated products with higher metal content such as twitch (light gauge recycled aluminum) and shredded copper and brass. We also purchase nonferrous metal directly from industrial vendors and other suppliers and aggregate and prepare this metal for shipment to customers by ship, rail, or truck.

We invest in nonferrous metal extraction and separation technologies in order to maximize the recoverability of valuable nonferrous metal and to meet the metal purity requirements of customers. We have a major strategic initiative currently underway and partially complete to replace, upgrade and add to our existing nonferrous metal recovery technologies that is expected to increase metal recovery yields, provide for additional product optionality, create higher quality furnace-ready products, and reduce the metallic portion of shredder residue disposed in landfills. The rollout of these new technologies is anticipated to be completed in fiscal 2022, with total capital expenditures estimated to be $115 million, of which $77 million has been incurred, including $36 million during fiscal 2021.

In addition to the sale of recycled metal processed at our facilities, we also provide a variety of recycling and related services including brokering the sale of ferrous and nonferrous scrap metal generated by industrial entities and demolition projects to customers in the domestic market, among other services.

Our steel mill melt shop includes an EAF, a ladle refining furnace with enhanced steel chemistry refining capabilities, and a five-strand continuous billet caster, permitting the mill to produce special alloy grades of steel not currently produced by other mills on the West Coast of the U.S. The substantial majority of billets produced are reheated in a natural gas-fueled furnace and are then hot-rolled through the rolling mill to produce finished steel long products. The rolling mill has an effective annual production capacity under current conditions of approximately 580 thousand tons of finished steel products.

Products and Services

Recycled ferrous metal is a key feedstock used in the production of finished steel and is largely categorized into heavy melting steel (“HMS”), plate and structural (“bonus”), and shredded scrap (“shred”), although there are various grades of each category depending on metal content and the size and consistency of individual pieces. These attributes affect the product’s relative value.

Our nonferrous products include mixed metal joint products recovered from the shredding process, as well as aluminum, copper, stainless steel, nickel, brass, titanium, lead, and high temperature alloys. We also sell catalytic converters to specialty processors that extract the nonferrous precious metals including platinum, palladium and rhodium.

We provide recycling and related services involving scrap metal and other recyclable materials to a range of customers, including large retailers, industrial manufacturers, original equipment manufacturers and owners of end-of-life railcars. These services include primarily scrap brokerage, certified destruction, automotive parts recycling, railcar dismantling, and reverse logistics.

Each retail self-service auto parts store offers an extensive selection of vehicles (including domestic and foreign cars, vans, and light trucks) from which customers can remove and purchase parts. We employ proprietary information technology systems to centrally manage and operate the geographically diverse network of auto parts stores, and we regularly rotate the inventory to provide customers with greater access to parts. Our used auto parts inventory is also searchable on our Pick-n-Pull public website. We enter into limited duration contracts with public entities and other third parties for vehicle dismantling and asset recovery services, which provide a source of low-cost salvage vehicles.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our steel mill produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar, and other specialty products, using recycled ferrous metal sourced internally from our recycling and joint venture operations and other raw materials. Semi-finished goods are predominantly used for the manufacturing of finished products. Rebar is produced in either straight length steel bars or coils and used to increase the strength of poured concrete. Coiled rebar is preferred by some manufacturers because it reduces the waste generated by cutting individual lengths to meet customer specifications and, therefore, improves yield. Wire rod is steel rod, delivered in coiled form, used by manufacturers to produce a variety of products such as chain link fencing, nails, wire, stucco netting, and pre-stressed concrete strand. Merchant bar consists of rounds and square steel bars used by manufacturers to produce a wide variety of products, including bolts, threaded bars, and dowel bars. Our steel mill is also an approved supplier of high-quality rebar to support nuclear power plant construction and has a license to produce certain patented high-strength specialty steels.

Active Facilities

Tabular presentation of our active facilities by geographic region is as follows:

	Auto Parts Stores	Metals Recycling Facilities(1)	Total Recycling Facilities	Large-Scale Shredders(2)	Deepwater Ports	Steel Facilities(3)
Northwest (WA, OR, MT)	7	8	15	2	2	1
Southwest and Hawaii (CA, NV, UT, HI)	22	7	29	2	2	1
Midwest and South (AR, IL, IN, OH, MO, KS, TX)	13	—	13	—	—	—
Northeast (MA, ME, NH, RI)	2	9	11	1	2	—
Southeast and Puerto Rico (GA, AL, TN, FL, VA, KY, MS, PR)	2	24	26	1	1	—
Western Canada (BC, AB)	4	4	8	—	—	—
Total	50	52	102	6	7	2

(1)

Excludes joint venture facilities. Includes eight metals recycling facilities located in the Southeast which we acquired on October 1, 2021. See “Acquisition of Columbus Recycling” below in this Item 1 for further detail.

(2)	All large-scale shredding operations employ nonferrous extraction and separation equipment.
(3)	Includes one steel mill in Oregon and one distribution center in California.

Pricing

Domestic and foreign prices for recycled ferrous and nonferrous metal are generally based on prevailing market rates, which differ by region, and are subject to market cycles that are influenced by worldwide demand from steel and other metal producers, the availability of materials that can be processed into saleable recycled metal, and regulatory policies, among other factors. Sanctions, trade actions, and licensing and inspection requirements can also impact pricing for the affected products. Recycled ferrous and nonferrous metal sales contracts generally provide for shipment within 30 to 60 days after the price is agreed to which, in most cases, includes freight.

We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. The spread between selling prices and the cost of purchased scrap metal (metal spread) is subject to a number of factors, including differences in the market conditions between the domestic regions where scrap metal is acquired and the areas in the world to which the processed metals are sold, market volatility from the time the selling price is agreed upon with the customer until the time the scrap metal is purchased, and changes in transportation costs. We generally benefit from sustained periods of stable or rising recycled metal selling prices, which allow us to better maintain or increase both operating income and unprocessed scrap metal flow into our facilities. When recycled metal selling prices decline, either sharply or for a sustained period, our operating margins typically compress.

The sales prices for auto parts from salvaged vehicles are deeply discounted from prevailing national new and refurbished sales prices offered at full-service auto dismantlers, retail auto parts stores, and car dealerships. Our stores provide a list price, available at each location and online. Prices for auto bodies sold to third parties and for major component parts, such as engines, transmissions, and alternators sold to wholesalers, are based on prevailing recycled metal market rates which differ by region and are subject to market cycles. Prices for catalytic converters sold to third-party processors are based on prevailing market rates for the extracted precious metals including platinum, palladium, and rhodium. By consolidating shipments of auto bodies and component parts, we are able to optimize prices by focusing on larger wholesale customers that pay a premium for volume and consistency of shipments.

4 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our finished steel product prices differ by product size and grade. Selling prices are influenced by the price of raw materials, including the cost of recycled ferrous metal and required consumables including graphite electrodes and alloys, as well as regional demand in the West Coast and Western Canadian markets. Selling prices for our finished steel products may also be affected by the price and availability of steel imports.

Customers and Markets

Approximately 95% of our consolidated revenues are derived from sales of recycled ferrous and nonferrous metal products and finished steel products. We sell our recycled ferrous and nonferrous metal products globally to steel mills, foundries, refineries, smelters, wholesalers, and other recycled metal processors. Our finished steel customers are primarily steel service centers, construction industry subcontractors, steel fabricators, wire drawers, and major farm and wood products suppliers. We had no external customers that accounted for 10% or more of our consolidated revenues in fiscal 2021, 2020, or 2019.

Recycled Ferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous metal sold to foreign and domestic customers, during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Ferrous revenues
Domestic	$289,742	$167,060	$288,641	73%	(42)%
Foreign	1,268,149	695,430	876,078	82%	(21)%
Total ferrous revenues	$1,557,891	$862,490	$1,164,719	81%	(26)%
Ferrous volumes (LT, in thousands)(1)
Domestic(2)	1,500	1,429	1,699	5%	(16)%
Foreign	2,908	2,525	2,621	15%	(4)%
Total ferrous volumes (LT, in thousands)(3)	4,408	3,954	4,319	11%	(8)%

LT = Long Ton, which is equivalent to 2,240 pounds.

(1)	Ferrous volumes sold externally and delivered to our steel mill for finished steel production.
(2)	Domestic includes volumes delivered to our steel mill for finished steel production.
(3)	May not foot due to rounding.

We export recycled ferrous metal primarily to countries in Asia, the Mediterranean region, and North, Central, and South America. Ferrous exports made up 66%, 64%, and 61% of our total ferrous volumes in fiscal 2021, 2020, and 2019, respectively. In fiscal 2021, the three countries from which we derived our largest ferrous export revenues from external customers were Bangladesh, Turkey, and Vietnam which collectively accounted for 63% of our total ferrous export revenues. In fiscal 2020 and 2019, the three countries from which we derived our largest ferrous export revenues from external customers accounted for 69% and 64%, respectively, of our total ferrous export revenues. We generally attribute revenues from external customers to individual countries based on the country in which the customer is located. Our three largest external recycled ferrous metal customers accounted for 25% of total ferrous revenues in fiscal 2021, compared to 32% and 29% in fiscal 2020 and 2019, respectively.

5 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Recycled Nonferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous metal sold to foreign and domestic customers during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Nonferrous revenues
Domestic	$367,744	$195,880	$216,992	88%	(10)%
Foreign	317,118	194,418	251,031	63%	(23)%
Total nonferrous revenues	$684,862	$390,298	$468,023	75%	(17)%
Nonferrous volumes (pounds, in thousands)(1)
Domestic	219,126	194,554	262,024	13%	(26)%
Foreign	374,252	356,012	405,310	5%	(12)%
Total nonferrous volumes (pounds, in thousands)(2)	593,378	550,566	667,334	8%	(17)%

(1)	All nonferrous volumes sold externally.
(2)	May not foot due to rounding.

Nonferrous exports made up 63%, 65%, and 61% of our total nonferrous sales volumes in fiscal 2021, 2020, and 2019, respectively. The substantial majority of our nonferrous joint products recovered from the shredding process are sold to the export market currently and made up 44%, 47%, and 43% of our total nonferrous sales volumes in fiscal 2021, 2020, and 2019, respectively. In fiscal 2021, the three countries from which we derived our largest nonferrous export revenues from external customers were India, Malaysia, and China which collectively accounted for 69% of our total nonferrous export revenues. In fiscal 2020 and 2019, the three countries from which we derived our largest nonferrous export revenues from external customers accounted for 58% and 68%, respectively, of our total nonferrous export revenues.

Finished Steel Products

The table below sets forth, on a revenue and volume basis, the amount of finished steel products sold during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Steel revenues(1)	$379,203	$336,980	$367,956	13%	(8)%
Finished steel sales volumes (ST, in thousands)	488	505	478	(3)%	6%

ST = Short Ton, which is equivalent to 2,000 pounds.

(1)	Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

We sell finished steel products to customers located primarily in the Western United States and Western Canada. Customers in California accounted for 52%, 55%, and 54% of our steel revenues in fiscal 2021, 2020, and 2019, respectively.

Distribution

We deliver recycled ferrous and nonferrous metal to foreign customers by ship and to domestic customers by barge, rail, and road transportation networks. Cost efficiencies are achieved by operating deepwater terminal facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; Tacoma, Washington; and Providence, Rhode Island, all of which are owned, except for the Providence, Rhode Island facility which is operated under a long-term lease. We also have access to deepwater terminal facilities at Kapolei, Hawaii and Salinas, Puerto Rico through public docks. The use of deepwater terminals enables us to load ferrous material in large vessels capable of holding up to 50,000 tons for trans-oceanic shipments. We believe the use of our owned and leased terminal facilities is advantageous because it allows us to more effectively manage loading costs and minimize the berthing delays often experienced by users of unaffiliated terminals. From time to time, we may enter into contracts of affreightment, which guarantee the availability of ocean-going vessels, in order to manage the risks associated with ship availability and freight costs.

Our nonferrous products are shipped in 20- to 30-ton capacity containers from ports and rail ramps located in close proximity to our recycling facilities. Containerized shipments are exported by marine vessels to customers globally, and domestic shipments are typically shipped to customers by rail or by truck.

6 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We sell used auto parts from our self-service retail stores. Both before and after retail customers have removed desired parts from acquired salvaged vehicles, we extract and consolidate certain valuable ferrous and nonferrous components from auto bodies for shipment by truck primarily to wholesale customers. We also remove and collect catalytic converters from salvaged vehicles for shipment by truck to specialty processers which extract the nonferrous precious metals. The salvaged auto bodies are crushed and shipped by truck to our metals recycling facilities where geographically feasible, or to third-party recyclers, for shredding.

We sell finished steel products directly from our steel mill in McMinnville, Oregon and our distribution center in City of Industry, California (Los Angeles area). Finished steel products are shipped from the mill to the distribution center primarily by rail. The distribution center facilitates sales by maintaining an inventory of products close to major customers for just-in-time delivery. We communicate regularly with major customers to determine their anticipated needs and plan our rolling mill production schedule accordingly. Finished steel shipments to customers are made by common carrier, primarily truck or rail.

Sources of Unprocessed Metal

The most common forms of purchased unprocessed metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, scrap metal from manufacturing operations and retailers, and demolition metal from buildings and other infrastructure. Unprocessed metal is acquired from a diverse base of suppliers who unload at our facilities, from drop boxes at suppliers’ industrial sites, and through negotiated purchases from other large suppliers, including railroads, manufacturers, automobile salvage facilities, metal dealers, various government entities, and individuals. We typically seek to locate our retail auto parts stores in major population centers with convenient road access. Our auto parts store network spans 15 states in the U.S. and two provinces in Western Canada, with a majority of the stores concentrated in regions where our large shredders are located. Through our network of auto parts stores, we seek to obtain salvaged vehicles from five primary sources: private parties, tow companies, charities, auto auctions, and municipal and other contracts. We have a program to purchase vehicles from private parties called “Cash for Junk Cars” which is advertised in local markets. Private parties either call a toll-free number and receive a quote for their vehicle or obtain an instant online quote. The private party can either deliver the vehicle to one of our retail locations or arrange for the vehicle to be picked up. We also employ car buyers who travel to vendors and bid on vehicles. Further, we enter into limited duration contracts with public entities and other third parties for vehicle dismantling and asset recovery services, which provide a source of low-cost salvage vehicles. The expiration of such contracts may lead us to seek alternative sources of vehicles, potentially at a higher cost. We also source scrap metal and other recyclable materials through our recycling services from a range of customers including large retailers, industrial manufacturers, original equipment manufacturers, and railcar owners.

The majority of our metal collection and processing facilities receive unprocessed metal via major railroad routes, waterways, or highways. Metals recycling facilities situated near industrial manufacturing and major transportation routes have the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal. The locations of our West Coast facilities provide access to sources of unprocessed metal in the Northern California region, northward to Western Canada and Alaska, and to the East, including Idaho, Montana, Utah, Colorado, and Nevada. The locations of our East Coast facilities provide access to sources of unprocessed metal in New York, Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont, Eastern Canada, and, from time to time, the Midwest. The locations of our facilities in Hawaii and Puerto Rico provide access to sources of unprocessed metal in the respective local markets. In the Southeastern U.S., approximately half of our ferrous and nonferrous unprocessed metal volume is purchased from industrial companies, including auto manufacturers, with the remaining volume being purchased from smaller dealers and individuals. These industrial companies provide us with metals that are by-products of their manufacturing processes.

The supply of scrap metal from these various sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in recycled metal prices, particularly in the short term. The supply of scrap metal can also fluctuate, to a lesser degree, due to seasonal factors, such as severe weather conditions, which can inhibit scrap metal collections at our facilities and production levels in our facilities. Severe weather conditions can also adversely impact the timing of shipments of our products, the level of manufacturing activity utilizing our products, and retail admissions at our auto parts stores.

We believe we operate the only EAF steel mill in the Western U.S. that obtains substantially all its recycled metal requirements from integrated metals recycling and joint venture operations. Our metals recycling operations provide our steel mill with a mix of recycled metal grades, which allow the mill to achieve optimum efficiency in its melting operations.

7 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Energy Supply

We require electricity to run our steel manufacturing operations, primarily its EAF. We purchase electricity under a long-term contract with McMinnville Water & Light (“MW&L”), which in turn relies on the Bonneville Power Administration. We entered into our current contract with MW&L in October 2011 that will expire in September 2028. Our steel manufacturing operations also need natural gas to operate the reheat furnace, which is used to reheat billets prior to running them through the rolling mill. We meet this demand through a natural gas agreement with a utility provider that obligates us at each month-end to purchase a volume of gas based on our projected needs for the immediately subsequent month on a take-or-pay basis priced using published natural gas indices. The combined electricity and natural gas costs for our steel mill represented approximately 1% of our consolidated cost of goods sold in each of fiscal 2021, 2020, and 2019.

Competition

We compete in the U.S. and in Western Canada for the purchase of scrap metal with large, well-financed recyclers of scrap metal, steel mills that own metal recycling facilities, and with smaller metals facilities and dealers. Our auto stores compete for the purchase of end-of-life vehicles with other auto dismantlers, used car dealers, auto auctions, and metals recyclers. In general, the competitive factors impacting the purchase of scrap metal and end-of-life vehicles are the price offered by the purchaser, the proximity of the purchaser to the source of scrap metal and end-of-life vehicles, and the purchaser’s ability to efficiently collect the scrap metal and end-of-life vehicles from certain suppliers’ locations. We also compete with brokers that buy scrap or recycled metal on behalf of domestic and foreign steel mills.

Demand for our products is cyclical in nature and sensitive to general economic conditions, structural and cyclical changes in markets, and other factors. We compete globally for the sale of processed recycled metal to finished steel and other metal product producers. The predominant competitive factors that impact recycled metal sales are price (including duties and shipping cost), reliability of service, product quality, the relative value of the U.S. dollar, and the availability and price of raw material alternatives, including recycled metal substitutes, such as pig iron, direct reduced iron, and hot briquetted iron (all three derived from iron ore), and semi-finished products, such as steel billets. Our ability to compete in certain export markets may be impacted by sanctions and trade actions, such as tariffs, quotas, and other import restrictions, and by licensing and inspection requirements. Further, our ability to sell into certain countries may be subject to product quality requirements. Such restrictions may require us to perform additional processing and packaging of certain recycled nonferrous metal products, as well as engage in increased inspection and certification activities, in order to continue selling into the affected markets.

We also compete for the sale of used auto parts to retail customers with other self-service and full-service auto dismantlers. The auto parts industry is characterized by diverse and fragmented competition and comprises a large number of aftermarket and used auto parts suppliers of all sizes, ranging from large, multinational corporations which serve both original equipment manufacturers and the aftermarket on a worldwide basis to small, local entities which have more limited supply. The main competitive factors impacting the retail sale of auto parts are price, availability and visibility of product, quality, and convenience of the retail stores to customers.

Our ability to process substantial volumes of recycled metal products, our use of advanced processing and separation equipment, the number and geographic dispersion of our locations, our access to a variety of different modes of transportation, and the operating synergies of our integrated platform provide our business with the ability to compete successfully in varying market conditions.

Our primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah, and Washington, and Commercial Metals Company’s manufacturing facility in Arizona. In addition to domestic competition, we compete with foreign steel producers, principally located in Asia, Canada, Mexico, and Central and South America, primarily in shorter length rebar and certain wire rod grades. The principal competitive factors in the steel market currently are price, quality, service, product availability, and the relative value of the U.S. dollar.

For more than a decade, our steel manufacturing operation, as part of a U.S. industry coalition, petitioned the U.S. Government under our international trade laws for relief in the form of antidumping and countervailing duties against wire rod and rebar products from a number of foreign countries. Many of those cases were successful and led to a decrease in finished steel imports into our domestic markets from the peak reached in fiscal 2016. During fiscal 2021, antidumping and countervailing duty orders were in effect related to imports of rebar and wire rod from many countries. The duties imposed as part of these orders are periodically reassessed through the administrative review process. In addition, every five years the U.S. Government conducts sunset reviews to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative decisions allow the orders to continue for an additional five years, and all current orders have completed at least one sunset review.

8 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

There are also a number of antidumping and countervailing duty orders in effect in Canada covering rebar from many countries that we expect will continue to lead to a reduction in the volume of imports into Canada from these countries.

The long-term effectiveness of existing antidumping and countervailing duty orders related to imports of wire rod and rebar products is largely uncertain and is impacted by the level and pricing of imports and the U.S. Government’s assessment of antidumping and countervailing duty margins as well as its assessment of continued injury to the U.S. industry as part of the sunset review process.

In March 2018, the United States imposed tariffs in the amount of 25 percent and 10 percent on imports of certain steel and aluminum products, respectively. The imposition of the tariffs was the conclusion of an investigation started in April 2017 under Section 232 of the Trade Expansion Act of 1962 that allows for an exemption from normal international trade rules if imports of a product are harming national security. Currently, imports from Argentina, Australia, Brazil, Canada, Mexico, and South Korea are exempt from these duties pursuant to various agreements, including quotas. The Department of Commerce also implemented an exclusion process whereby U.S. entities can request that certain products be excluded from the Section 232 tariffs. We review any exclusion requests relevant to our product line to determine whether an objection might be appropriate. To date, the Biden Administration has allowed all Section 232 duties and procedures to remain in place.

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our third quarter fiscal 2020 results, global economic conditions improved during fiscal 2021, resulting in increased demand for our products and services, which led to our earnings for fiscal 2021 substantially exceeding the results for fiscal 2020.

Acquisition of Columbus Recycling

On August 12, 2021, we entered into a definitive agreement with Columbus Recycling, a leading provider of recycled ferrous and nonferrous metal products and recycling services, to acquire eight metals recycling facilities across several states in the Southeast, including Mississippi, Tennessee, and Kentucky. The transaction closed on October 1, 2021, during the first quarter of our fiscal 2022. The acquired Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with our twelve existing metals recycling facilities in Georgia, Alabama, and Tennessee, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeast, a region that is expected to see a significant increase in EAF steelmaking capacity in the coming years. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. We funded the business acquisition using cash on hand and borrowings under our existing credit facilities.

Regulatory Matters

Impact of Legislation and Regulation

Compliance with environmental laws and regulations is a significant factor in our operations. Our businesses are subject to extensive local, state, and federal environmental protection, health, safety, and transportation laws and regulations relating to, among others:

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

9 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

These environmental laws regulate, among other things, the release and discharge of hazardous materials into the air, water, and ground; exposure to hazardous materials; and the identification, storage, treatment, handling and disposal of hazardous materials.

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

Environmental legislation and regulations have changed rapidly in recent years, and it is likely that we will be subject to even more stringent environmental standards in the future. Legislation has been proposed in the U.S. Congress to address GHG emissions and global climate change, including “cap and trade” programs, and some form of federal climate change legislation or additional federal regulation is possible. A number of states, including states in which we have operations and facilities, have considered, are considering, or have already enacted legislation or executive action to develop information or address climate change and GHG emissions, including state-level “cap and trade” programs. Currently, we are required to annually report GHG emissions from our steel mill to the State of Oregon Department of Environmental Quality (“ODEQ”) and the EPA, and in March 2020, the Governor of Oregon issued an executive order directing state agencies to take certain actions to reduce and regulate GHG emissions. Pursuant to this executive order, ODEQ issued a notice of proposed rulemaking in August 2021 that would establish a new Climate Protection Program to limit GHG emissions in the state including from large stationary sources such as our steel mill. In addition, the ODEQ Cleaner Air Oregon (“CAO”) program regulates toxic air emissions from manufacturing facilities located in Oregon. The ODEQ has published a prioritization list of the facilities within the state subject to the CAO program based on emissions inventories that facilities submitted to the ODEQ. The prioritization list established four tiers of risk groups. Our steel mill has been assigned to the first-tier risk group and was selected into the CAO program in 2020. To comply with the CAO program rules, including as they may be revised in the future, facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant identified risks.

Federal, state, and local regulators have increased their focus on metals recycling and auto dismantling facilities that has or could lead to new or expanding regulatory requirements. In July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See “Legal Proceedings” in Part I, Item 3 of this report. In addition, on October 15, 2021, the California State Department of Toxic Substance Control (DTSC) submitted proposed emergency regulations to the Office of Administrative Law (OAL) that would require metal shredding facilities in California, including our Oakland facility, to operate under state hazardous waste facility permits. OAL has 10 calendar days within which to review and make a decision on the proposed emergency rulemaking. If the emergency regulations are approved, metal shredding facilities in California would have 30 days to file to obtain “interim status” that, according to DTSC, is necessary for facilities to continue operating through the permit application process, which could take as long as five years. The California metal recycling industry is working with DTSC to identify an alternative regulatory framework and permitting regime under existing law that could accommodate the unique aspects of metal shredding facility operations. Operating under DTSC’s hazardous waste permitting requirements, including under interim status regulations, or under an alternative permitting structure could require substantial additional capital expenditures, impose financial assurance obligations, subject us to increased compliance and penalty risks, severely limit operational flexibility and increase operating costs, or adversely impact our ability to acquire or sell materials at our California facilities.

The Biden Administration and state and local regulators are also emphasizing efforts to strengthen environmental compliance and enforcement, including with respect to clean-up actions under superfund and hazardous waste laws, in overburdened communities that may be disproportionately impacted by adverse health and environmental effects. On September 10, 2021, U.S. EPA Region 9 and the California Environmental Protection Agency announced a joint effort to expand environmental enforcement in overburdened California communities. These initiatives could result in increased enforcement, compliance, and clean-up costs, including increased capital expenditures, at our facilities located at or near such communities.

10 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Although our objective is to maintain compliance with applicable environmental laws and regulations, we have, in the past, been found to be not in compliance with certain environmental laws and regulations and have incurred liabilities, expenditures, fines, and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities.

See further discussion of the Portland Harbor Superfund and other environmental-related matters in Part I, Item 1A. Risk Factors and Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

We incurred capital expenditures related to environmental projects of $21 million, $10 million, and $36 million in fiscal 2021, 2020, and 2019, respectively, and we expect to spend in the range of $30 million to $40 million on capital expenditures related to environmental projects in fiscal 2022.

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

Indirect Consequences of Future Legislation and Regulation

Future legislation or increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting, and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets, or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain, and the future of these programs or measures is unknown. Any adopted future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to or complying with such requirements. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

GHG legislation and regulation are expected to have an effect on the future price of transportation fuels, natural gas used in the manufacturing process, and electricity, especially electricity generated using carbon-based fuels. Since the electricity supply for our steel mill includes a significant element of hydro-generated production which is not subject to GHG legislation and regulation, its energy costs are less likely to be impacted than those of competitors using electricity generated by carbon-based fuels. In addition, demand for recycled metal may increase from mills with blast furnaces as they seek to maximize the recycled metal component of raw material infeed, which requires less energy than melting iron ore.

Because the use of recycled iron and steel instead of iron ore to make new steel results in savings in the consumption of energy, virgin materials, and water and reduces mining wastes, we believe our recycled metal products position us to be more competitive in the future for business from companies wishing to reduce their carbon footprint and impact on the environment. In addition, the EAF at our steel mill generates significantly less GHG emissions than traditional blast furnaces.

Physical Impacts of Climate Change on Our Costs and Operations

There has been public discussion that climate change may be associated with higher temperatures, lower snowpack, drier forests, rising sea levels as well as extreme weather events and conditions such as more intense hurricanes, thunderstorms, tornadoes, wildfires, and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. As many of our recycling facilities are located near deepwater ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our shredders, and ship products to our customers. Periods of extended adverse weather conditions may inhibit construction activity utilizing our products, scrap metal inflows to our recycling facilities, and retail admissions and parts sales at our auto parts stores. Potential adverse impacts from climate change, including rising temperatures and extreme weather events and conditions, may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

11 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Human Capital Resources

Employees

We hire employees from across the United States, Puerto Rico, and Canada and have employees residing in all states, territories, and provinces in which we operate. We aim to offer a competitive compensation package and suite of benefits that align our employees with the interests of our strategic long-term growth and our customers, communities, and shareholders. As of August 31, 2021, we had 3,167 full-time employees, 691 of whom were covered by collective bargaining agreements. Of our full-time employees as of August 31, 2021, approximately 93% resided in the United States.

Engagement

We believe employee engagement contributes significantly to our operational performance, achievement of our strategic goals, and the growth and development of our employees. Our leaders sponsor and, in many cases, lead employee engagement initiatives focusing on diversity, equity, inclusion, volunteering, community involvement, and job satisfaction. For example, our numerous Employee Resource Groups aim to broaden awareness of the diverse characteristics of our workforce and others, and we often survey our employees to gain feedback about our culture, employee experience, and leadership behaviors. In fiscal 2021, we became a certified Great Place to Work®. Achieving this prominent designation followed an all-employee Trust Index Survey process which had requested the views and beliefs of our employees.

Health & Safety

Safety is one of our core values. Our approach to safety is proactive and focuses on active leadership, risk and hazard identification, training, frequent checks of high-risk processes, and other monitoring activities. Creating a positive health and safety culture takes time and visible leadership that demonstrate care and concern for the health and safety of our employees.

We regularly track and evaluate numerous leading indicators, which are proactive, preventive, and predictive measures that provide information about the effective performance of our health and safety systems and processes, and which allow us to take preventive action to address failures or hazards before they turn into an incident. Leading indicators that we use in connection with our health and safety programs include among others employee training and attendance, workplace inspections, corrective action closure rates, hazard response time analysis, and frequency and quality of layered safety observations conducted at all levels of the organization.

We also track health and safety performance using industry-standard metrics including but not limited to the following:

•	Total Case Incident Rate (“TCIR”)
•	Days Away, Restricted, or Transferred (“DART”) Rate
•	Lost Time Incident Rate (“LTIR”)

We work continuously to improve all aspects of our health and safety performance. Our safety strategy emphasizes prevention of serious injuries and fatalities, works toward achievement of zero injuries, and empowers employees to cultivate personal safety leadership. With zero injuries as our ultimate aspiration, we are working toward a near-term goal of a 1.00 TCIR by the end of fiscal 2025 (one recordable injury per 200,000 working hours). We recorded the lowest TCIR in our history in fiscal 2021. We attribute our continued improved performance to the work we have done over the past several years to engage leaders and front-line employees in proactively preventing workplace injuries and illnesses through training, education, and monitoring programs, in identifying and addressing the root causes of health and safety incidents, and in optimizing overall health and safety performance.

12 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our TCIR, DART Rate and LTIR for the fiscal years ended August 31, 2019, 2020 and 2021 are as follows:

COVID-19 cases for which contact tracing could not identify a source of exposure outside of work are included in OHSA reporting in accordance with OHSA reporting requirements using a designated special code for the nature of the illness. These cases are excluded from the TCIR and LTIR metrics shown above.

COVID-19

We implemented and managed a wide range of controls and other protective measures at our sites to detect and prevent the transmission of COVID-19. A key control established as part of our COVID-19 response is monitoring employee health. We utilize an independent 24-hour telemedicine service that allows any employee who exhibits COVID-like symptoms, who has been exposed to a confirmed COVID-19 case, or who tests positive for COVID-19, to be connected with a licensed medical professional who will perform an assessment, offer direction for quarantining as appropriate and access to testing facilities, and establish a connection to healthcare providers. We provide six hours of paid time for our employees to receive the vaccination and booster. In addition, we cover time away for any complications arising from being vaccinated or the booster.

Throughout the COVID-19 health crisis, we compensated employees who tested positive at their regular rate of pay while also retaining health and welfare benefits during their recovery, and until returning to their work schedule. At our facilities, we have instituted a range of safety practices and COVID-19 prevention controls, such as temperature screening, symptom checks, wearing face coverings, hygiene and sanitation procedures, social and physical distancing, installing touchless equipment, and other physical contact reduction processes. We have also supported work-from-home when feasible. To monitor the effectiveness of these controls, our Health and Safety team created a protocol for auditing facilities on their performance against our COVID-19 controls. The results of these audits are reported to senior leadership and used to make any necessary performance improvements. Regular and transparent employee communication also has been critical to our response, including weekly messages of support to help keep safe behaviors top of mind.

Ethics

Our employees, both union and non-union, participate in annual training on our Company’s Core Values, which includes instruction on our Code of Conduct and ethical behavior. The training includes important topics such as reporting misconduct, prohibition against retaliation, unconscious bias, and diversity, equity, and inclusion. We empower employees to raise issues and concerns regarding compliance with our Code of Conduct, Company policies, and the law by offering multiple reporting channels, including a third-party, confidential, multi-lingual misconduct hotline where employees may choose to remain anonymous. We investigate all reports. In addition to our Code of Conduct and related training, we have a comprehensive Anticorruption Program, inclusive of an overarching Anticorruption Policy available to all employees that details prohibitions against bribery, money laundering, and engaging with terrorists or other sanctioned entities, as well as internal controls, a third-party vetting and monitoring system, and employee engagement and training.

For the seventh consecutive year, we were named one of the 2021 World’s Most Ethical Companies by the Ethisphere Institute. This award is given to companies that foster a culture of ethics and transparency at every level of the company by demonstrating leadership across five key categories: ethics and compliance programs; environmental and societal impacts; culture of ethics; governance; and leadership and reputation. Through the annual process of applying for this award and analyzing our scores across all categories, we gain significant insight into current best practices and can plan and implement improvements to our Company-wide communications, training programs, and other initiatives.

13 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate. Each of the executive officers has been employed by the Company for more than five years.

At October 21, 2021, the executive officers of the Company were as follows:

Name	Age	Office
Tamara L. Lundgren	64	Chairman, President and Chief Executive Officer(1)
Richard D. Peach	58	Executive Vice President, Chief Financial Officer and Chief Strategy Officer(2)
Michael R. Henderson	62	Senior Vice President and President, Operations(3)
Steven G. Heiskell	52	Senior Vice President and President, Recycling Products & Services(4)
Peter B. Saba	60	Senior Vice President, General Counsel and Corporate Secretary(5)
Erich D. Wilson	53	Senior Vice President, Chief Human Resources Officer and Chief of Corporate Operations(6)
Stefano R. Gaggini	50	Vice President, Deputy Chief Financial Officer and Chief Accounting Officer(7)

(1)	Ms. Lundgren was appointed President and Chief Executive Officer in December 2008 and was appointed Chairman of the Board of Directors in March 2020.
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

We may use our website as a channel for distributing material Company information. Financial and other material information regarding our Company is routinely posted on and accessible at www.schnitzersteel.com/investors.aspx. You may register your e-mail under the caption “Investors – E-mail Alerts” to receive e-mail notifications of new company information.

The content of our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Described below are risks, which are categorized as “Risk Factors Relating to Our Business,” “Risk Factors Relating to the Regulatory Environment,” and “Risk Factors Relating to Our Employees,” that could have a material adverse effect on our results of operations, financial condition, and cash flows or could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Part I of this report. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may in the future have a material adverse effect on our results of operations, financial condition, and cash flows.

14 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Risk Factors Relating to Our Business

The coronavirus disease 2019 (COVID-19) pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows. Future epidemics or other public health emergencies could have similar effects.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 outbreak which the World Health Organization characterized as a pandemic in March 2020. The outbreak has resulted in governments around the world implementing measures with various levels of stringency to help control the spread of the virus as well as vaccination programs to build levels of immunity among the population. In addition, governments and central banks globally have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Beginning in our second quarter of fiscal 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. The easing of restrictions and the existence of variant strains of COVID-19 has and may lead to a further rise in infections, which could result in the reinstatement of some of the restrictions previously in place and the implementation of new restrictions and mandates. There are also ongoing global impacts resulting directly or indirectly from the pandemic, including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Equipment upgrades, equipment failures, and facility damage may lead to production curtailments or shutdowns

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces, and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or events. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as mechanical failures, fires, earthquakes, accidents, or violent weather conditions. For instance, although the impact on our operations was not significant, certain facilities in California, Oregon, and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires. Additionally, in May 2021, we experienced a fire at our Cascade Steel Rolling Mills in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. While we carry insurance that we anticipate will cover repair and replacement of property that experienced physical loss or damage and business income losses resulting from the fire at the mill, as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our insurance coverage is subject to deductibles, and various conditions, exclusions, and limits. Moreover, our insurance coverage may be unavailable or insufficient to protect us against losses in the case of future events. In addition, insurance may not continue to be available in the future on acceptable terms or at acceptable costs. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events also could disrupt customer and supplier relationships and could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The precise nature and extent of cleanup of any specific areas within the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs, and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent we will be liable for environmental costs or third-party contribution or damage claims with respect to the Site.

From 2000 to 2017, the EPA oversaw a remedial investigation/feasibility study (“RI/FS”) at the Site. We were not among the parties that performed the RI/FS, but we contributed to the costs through an interim settlement with the performing parties. The performing parties have indicated that they incurred more than $155 million in that effort.

15 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. We have identified a number of concerns regarding the remedy described in the ROD, which is based on data that is more than 15 years old, and the EPA’s estimates for the costs and time required to implement the selected remedy. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.

In the ROD, the EPA acknowledged that much of the data was more than a decade old at that time and would need to be updated with a new round of “baseline” sampling to be conducted prior to the remedial design phase. The remedial design phase is an engineering phase during which additional technical information and data are collected, identified, and incorporated into technical drawings and specifications developed for the subsequent remedial action. Following issuance of the ROD, the EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work in advance of remedial design.

In December 2017, we and three other PRPs entered into an Administrative Settlement Agreement and Order on Consent with the EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. The report analyzing the results concluded that Site conditions have improved substantially since the data forming the basis of the ROD was collected. The EPA found with a few limited corrections that the data is of suitable quality and stated that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, the EPA did not agree that the data or the analysis warranted a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. We and other PRPs disagree with the EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for the Site during the remedial design phase.

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering the entire Site. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, we elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to us and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of the Site designated as the River Mile 3.5 East Project Area. As required by the UAO, we notified the EPA of our intent to comply while reserving all of our sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject us to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work is four years. The EPA has estimated the cost of the work at approximately $4 million. We have agreed with the other respondent to the UAO, MMGL, that we will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. We estimated that our share of the costs of performing such work under the UAO would be approximately $3 million, which we recorded to environmental liabilities and selling, general, and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. We have insurance policies pursuant to which we are being reimbursed for the costs we have incurred for remedial design. In the second quarter of fiscal 2021, we recorded an insurance receivable and a related insurance recovery to selling, general, and administrative expense for approximately $3 million. We also expect to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of the Site’s areas requiring active cleanup are in the remedial design phase of the process.

Except for certain early action projects in which we are not involved, remediation activities at the Site are not expected to commence for a number of years. Moreover, those activities are expected to be sequenced, and the order and timing of such sequencing has not been determined. In addition, as noted above, the ROD does not determine the allocation of costs among PRPs.

We have joined with approximately 100 other PRPs, including the RI/FS performing parties, in a voluntary process to establish an allocation of costs at the Site, including the costs incurred in the RI/FS, ongoing remedial design costs, and future remedial action costs. We expect the next major stage of the allocation process to proceed in parallel with the remedial design process.

16 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at the Site. In 2008, the Trustee Council invited us and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. We and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. We are proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. We have established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as we continue to work with the Trustee Council to finalize an early settlement. We have insurance policies that we believe will provide reimbursement for costs related to this matter. As of August 31, 2021, we had an insurance receivable in the same amount as the environmental reserve.

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

Our environmental liabilities as of August 31, 2021 and 2020 included $6 million and $4 million, respectively, relating to the Portland Harbor matters described above.

Because the final remedial actions have not yet been designed and there has not been a determination of the allocation among the PRPs of costs of the investigations or remedial action costs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. Among the facts being evaluated are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs.

We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remedial design, remedial action, and mitigation for or settlement of natural resource damages claims in connection with the Site. Most of these policies jointly insure us and MMGL, as the successor to a former subsidiary. We and MMGL have negotiated the settlement with certain insurers of claims against us related to the Site, continue to seek settlements with other insurers, and formed a Qualified Settlement Fund (“QSF”) which became operative in fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by us and MMGL in connection with the Site. These insurance policies and the funds in the QSF may not cover all of the costs which we may incur.

The Oregon Department of Environmental Quality is separately providing oversight of our investigations and source control activities at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations beyond the costs of investigation and design, which costs have not been material to date, because the extent of contamination, required source control work, and our responsibility for the contamination and source control work, in each case if any, have not yet been determined. In addition, pursuant to our insurance policies, we are being reimbursed for the costs we incur for required source control evaluation and remediation work.

Significant cash outflows in the future related to the Site could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, dividends, share repurchases, and acquisitions. Any material liabilities incurred in the future related to the Site could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

17 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition, and cash flows

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, the effects of inflation, and foreign currency exchange fluctuations. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition, and cash flows.

Changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions may adversely affect our operating results, financial condition, and cash flows

We generate a substantial portion of our revenues from sales to customers located outside the U.S., including countries in Asia, the Mediterranean region, and North, Central, and South America. In each of the last three years, exports comprised approximately 61 to 66 percent of our ferrous sales volumes and 61 to 65 percent of our nonferrous sales volumes. Our ability to sell our products profitably, or at all, into international markets is subject to a number of risks including adverse impacts of political, economic, military, terrorist, or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs, or other protectionist trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. The occurrence of such events and conditions may adversely affect our operating results, financial condition, and cash flows.

For example, in fiscal 2017, regulators in China began implementing the National Sword initiative involving inspections of Chinese industrial enterprises, including recyclers, in order to identify rules violations with respect to discharge of pollutants or illegally transferred scrap imports. Restrictions resulting from the National Sword initiative include a ban on certain imported recycled products, lower contamination limits for permitted recycled materials, and more comprehensive pre- and post-shipment inspection requirements. Disruptions in pre-inspection certifications and stringent inspection procedures at certain Chinese destination ports have limited access to these destinations and resulted in the renegotiation or cancellation of certain nonferrous customer contracts in connection with the redirection of such shipments to alternate destinations. Commencing July 1, 2019, China imposed further restrictions in the form of import license requirements and quotas on certain scrap products, including certain nonferrous products we sell. Chinese import licenses and quotas are issued to Chinese scrap consumers on a quarterly basis for the importation of scrap products. Since the implementation of this program, the size of import quotas has been steadily reduced on a quarter-over-quarter basis. We have continued to sell our recycled metal products into China; however, additional or modified license requirements and quotas, as well as additional product quality requirements, may be issued in the future. We believe that the potential impact on our recycling operations of the Chinese regulatory actions described above could include requirements that would necessitate additional processing and packaging of certain recycled nonferrous metal products, increased inspection and certification activities with respect to exports to China, or a change in the use of our sales channels in the event of delays in the issuance of licenses, restrictive quotas, or an outright ban on certain or all of our recycled metals products by China. As regulatory developments progress, we may need to make further investments in nonferrous processing equipment beyond existing planned investments where economically justified, incur additional costs in order to comply with new inspection requirements, or seek alternative markets for the impacted products, which may result in lower sales prices or higher costs and may adversely impact our business or results of operations.

In March 2018, the U.S. imposed a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. Currently, imports from Argentina, Australia, Brazil, Canada, Mexico, and South Korea are exempt from these duties pursuant to various agreements, including quotas. These tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments have initiated or are considering imposing trade measures on other U.S. goods. For example, China has imposed a series of retaliatory tariffs on certain U.S. products, including a 25 percent tariff on all grades of U.S. scrap and an additional 25 percent tariff on U.S. aluminum scrap. These tariffs and other trade actions could result in a decrease in international steel demand and negatively impact demand for our products, which would adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of the trade actions on our operations or results remains uncertain, but this impact could be material.

18 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales

Our businesses require certain materials that are sourced from third-party suppliers. Although the synergies from our integrated operations allow us to be our own source for some raw materials, particularly with respect to recycled metal for our steel manufacturing operations, we rely on other suppliers for most of our raw material and other input needs, including inputs to steel production such as graphite electrodes, alloys, and other required consumables. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material and other input costs, and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower recycled metal prices suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. For instance, in the third quarter of fiscal 2020, a lower price environment for recycled metals in combination with economic and other restrictions on suppliers relating to COVID-19 severely constricted the supply of scrap metal including end-of-life vehicles, which resulted in significantly reduced processed volumes. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity in the metal recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of recyclable material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles, including due to increasing trends over time in the proportion of electric vehicles sold to total vehicles sold, the pace of and the auto recycling industry response to which are uncertain, could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials and other inputs to steel production, such as graphite electrodes, alloys, and other required consumables, could adversely impact our ability to make steel to the specifications of our customers.

Significant decreases in recycled metal prices may adversely impact our operating results

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled metal are subject to market forces beyond our control. While we attempt to respond to changing recycled metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled metal sales prices, which may adversely impact our operating income and cash flows. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices. For instance, in fiscal 2020, weaker market conditions for recycled metals, including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 in large part due to the impacts of the COVID-19 pandemic, and structural changes to the market for certain recycled nonferrous products primarily from Chinese import restrictions and tariffs, resulted in periods of sharply declining commodity prices and lower average net selling prices for our recycled ferrous and nonferrous metal products compared to fiscal 2019. As a result, operating margins in fiscal 2020 compressed as the decline in average net selling prices for our recycled metal products outpaced the reduction in purchase costs for raw materials.

Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products

Economic expansions and contractions in global economies can result in supply and demand imbalances in the global steel industry that can significantly affect the price of commodities used and sold by our business, as well as the price of and demand for finished steel products. In a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect free market conditions. In the past, overcapacity and excess steel production in these foreign countries resulted in the export of aggressively priced semi-finished and finished steel products. This led to disruptions in steel-making operations within other countries, negatively impacting demand for our recycled metal products used by EAF mills globally as their primary feedstock. Further, the import of foreign steel products into the U.S. at similarly aggressive prices have in the past adversely impacted finished steel sales prices and sales volumes. Existing or new trade laws and regulations may cause or be inadequate to prevent disadvantageous trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict or impose duties on the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, global demand for our recycled metal products could decline and imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for our recycled metal products and finished steel products.

19 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences

We have made and may continue to make acquisitions of or expand into complementary businesses to enable us to expand our customer and supplier base and grow our revenues. Execution of any past or potential future acquisition or expansion involves several risks, including:

•	Difficulty integrating the acquired businesses’ personnel and operations;
•	Challenges in obtaining permits or meeting other regulatory requirements;
•	Potential loss of key employees, customers, or suppliers of the acquired business;
•	Difficulties in realizing anticipated cost savings, efficiencies, and synergies;
•	Unexpected costs;
•	Inaccurate assessment of or undisclosed liabilities;
•	Inability to maintain uniform standards, controls, and procedures;
•	Disruption to existing businesses; and
•	Difficulty in managing growth.

If we do not successfully execute on acquisitions or expansions and the acquired or expanded businesses do not perform as projected, our financial condition and results of operations could be materially adversely affected.

Supply chain disruptions affecting our customers, end users of our recycled products, or our suppliers could adversely impact the demand for our products or the availability of inputs, increase our costs, or otherwise adversely impact our business

Supply chain disruptions as a result of the COVID-19 pandemic and related labor shortages and logistics constraints have and could continue to impact our customers, end users of our recycled products, and our suppliers and adversely impact our business. Direct and indirect impacts on our business of such supply chain disruptions could include reduction in the demand for and price of certain of our products, slowdown in flows of scrap metal from certain supply channels, and reduced availability or increases in costs of other inputs, consumables, supplies, and capital equipment. Disruptions within our logistics or supply chain network could adversely affect our ability to produce or deliver our products in a timely manner, which could impair our ability to meet customer demand for products and result in reduced volumes and sales, increased supply chain costs, or damage to our reputation. Such disruptions in the future may result from a number of factors beyond our control. Supply chain disruptions due to any of those factors could negatively impact our financial performance or financial condition.

Reliance on third-party shipping companies may restrict our ability to ship our products

We significantly rely on third parties to handle and transport raw materials to our production facilities and products to customers. Despite our practice of utilizing a diversified group of suppliers of transportation, factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability, carrier bankruptcy, labor shortages, shipping industry consolidation, and disruptions in transportation routes and infrastructure, may adversely impact our ability to ship our products and our operating margins. These impacts could include delays or other disruptions in shipments in transit, including as a result of congested seaports and travel routes, or third-party shipping companies increasing their charges for transportation services or otherwise reducing or eliminating the availability of their containers, vehicles, rail cars, barges, or ships. For example, during fiscal 2021, worldwide demand for logistical services increased sharply, which led to a global shortage of available shipping containers, congested seaports, and higher freight rates, impacting the timing of certain shipments and resulting in reductions in sales volumes of certain products. The delays in container shipping for U.S. exports have been exacerbated by the backlog of containerized imports at U.S. seaports and the March 2021 disruption in transit through the Suez Canal. While we aim to pass on the majority of shipping and related charges to our customers, there can be no assurance that we will be able to do so into the future. As a result, we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.

Goodwill impairment charges may adversely affect our operating results

Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. As of August 31, 2021, we had $170 million of goodwill on our balance sheet. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of one or more of our reporting units with allocated goodwill may be below its carrying amount. When testing goodwill for impairment, we may be required to measure the fair value of the reporting units in order to determine the amount of impairment, if

20 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

any. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, operating margins, capital expenditures, working capital requirements, discount rates, tax rates, terminal growth rates, benefits associated with a taxable transaction, and synergistic benefits available to market participants. A lack of recovery or further deterioration in market conditions, a trend of weaker than anticipated financial performance for one of our reporting units with allocated goodwill, a decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, are indicators that the carrying value of our goodwill may not be recoverable. We may be required to record a goodwill impairment charge that, if incurred, could have a material adverse effect on our financial condition and results of operations. See Note 7 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements may impact our operating results and cash flows

We make significant investments in processing and manufacturing technology improvements aimed at increasing the efficiency and capabilities of our businesses and to maximize our economies of scale. Such improvements may be subject to many factors including, but not limited to, permitting, construction, equipment delivery, commissioning, and technology performance risks, some of which are outside our control and could result in further delays in such projects or require us to incur additional costs. The COVID-19 pandemic has contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain. Failure to realize or delays in realizing the anticipated benefits and to generate adequate returns on such capital improvement projects may have a material adverse effect on our results of operations and cash flows.

Inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives may adversely impact our operating results

21 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

During the past several years, we implemented a number of productivity improvement, cost savings, and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. These initiatives included idling underutilized assets and closing facilities to more closely align our business to market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and further reducing our annual operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions, savings from procurement activities, streamlining of administrative and supporting services functions, and other non-headcount measures. In fiscal 2019, we implemented productivity initiatives targeted to achieve $35 million in annual benefits through a combination of production cost efficiencies, reductions in selling, general, and administrative expenses, and increases in retail sales. In fiscal 2020, we implemented productivity initiatives targeted to achieve $20 million in realized benefits in fiscal 2020 by further reducing our annual operating expenses, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses, and other non-headcount measures. We may undertake similar or additional productivity initiatives in the future in the normal course or in response to market conditions. Our ability to achieve or sustain the anticipated cost reductions and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We incurred restructuring charges and other exit-related activities as a result of these initiatives and may incur such charges in the future. Failure to achieve or sustain the expected cost reductions and other benefits related to these productivity improvements, cost savings, and restructuring initiatives could have a material adverse effect on our results of operations and cash flows.

We may be unable to renew facility leases, thus restricting our ability to operate

We lease a significant portion of our facilities, including the substantial majority of our auto parts facilities. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Failure to renew these leases or find suitable alternative locations for our facilities may impact our ability to continue operations within certain geographic areas, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Changing economic conditions may result in customers not fulfilling their contractual obligations

We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms, and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its payment obligation under the contract prior to our shipment of the cargo. In times of changing economic conditions, including during periods of sharply falling recycled metal prices, there is an increased risk that customers may not be willing or able to fulfill their contractual obligations or open letters of credit. As of August 31, 2021 and 2020, 30% and 40%, respectively, of our accounts receivable balance were covered by letters of credit.

Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products

A significant portion of our recycled metal revenues is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, the Mediterranean region and North, Central, and South America. A strengthening U.S. dollar makes our products more expensive for non-U.S. customers, which may negatively impact export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products thereby reducing demand for our products.

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

Potential limitations on our ability to access capital resources may restrict our ability to operate

Our operations are capital intensive. Our business also requires substantial expenditures for routine maintenance. While we expect that our cash requirements, including the funding of capital expenditures, debt service, dividends, share repurchases, and investments, will be financed by internally generated funds or from borrowings under our secured committed bank credit facilities, there can be no assurance that this will be the case. Additional acquisitions could require financing from external sources. Although we believe we have adequate access to contractually committed borrowings, we could be adversely affected if we are not able to meet the conditions required to incur such borrowing or if our banks ceased lending or were unable to honor their contractual commitments. Failure to access our credit facilities could restrict our ability to fund operations, make capital expenditures, or execute acquisitions.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The agreement governing our bank credit facilities imposes certain restrictions on our business and contains financial covenants

Our secured bank credit facilities contain certain restrictions on our business which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. These restrictions may affect our ability to operate our business or execute our strategy and may limit our ability to take advantage of potential business opportunities as they arise. Our bank credit agreement also requires that we maintain certain financial and other covenants, including a consolidated fixed charge coverage ratio and a consolidated leverage ratio. Our ability to comply with these covenants may also be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Our failure to comply with any of these restrictions or financial covenants could result in an event of default under the bank credit agreement and permit our lenders to cease lending to us and declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. This could require us to refinance our bank facilities, which we may not be able to do at terms acceptable to us, or at all.

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

Product liability claims may adversely impact our operating results

We could inadvertently acquire radioactive scrap metal that could potentially be included in recycled mixed metal shipped to consumers worldwide. Although we have invested in radiation detection equipment in the majority of our locations, including the facilities from which we ship directly to customers, failure to detect radioactive metal remains a possibility. Even though we maintain insurance to address the risk of this failure in detection, there can be no assurance that the insurance coverage would be adequate or will continue to be available on acceptable terms. In addition, if we fail to meet contractual requirements for a product, we may be subject to product warranty costs and claims. These costs and claims could both have a material adverse effect on our financial condition and results of operations and harm our reputation.

We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations, and liquidity

We spend substantial resources ensuring that we comply with domestic and foreign regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade, and governmental matters that arise in the course of our business and in our industry. For example, legal proceedings can include those arising from accidents involving Company-owned vehicles, including Company tractor trailers. In some instances, such accidents and the related litigation involve accidents that have resulted in third-party fatalities. An outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings and contingencies, see “Legal Proceedings” in Part I, Item 3 and “Contingencies – Other” in Note 9 - Commitments and Contingencies in Part II, Item 8 of this report.

Climate change may adversely impact our facilities and our ongoing operations

The potential physical impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present, for example rising sea levels at our deepwater port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deepwater ports, rising sea levels may disrupt our ability to receive scrap metal, process the metal through our shredders, and ship products to our customers. Extreme weather events and conditions, such as hurricanes, thunderstorms, tornadoes, wildfires, and snow or ice storms, may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Increased frequency and duration of adverse weather events and conditions may also inhibit construction activity utilizing our products, scrap metal inflows to our recycling facilities, and retail admissions and parts sales at our auto parts stores. Potential adverse impacts from climate change, including rising temperatures and extreme weather events and conditions, may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

We may not realize our deferred tax assets in the future

23 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The assessment of recoverability of our deferred tax assets is based on an evaluation of existing positive and negative evidence as to whether it is more-likely-than-not that they will be realized. If negative evidence outweighs positive evidence, a valuation allowance is required. Impairment of deferred tax assets may result from significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income, adverse changes in laws or regulations, and a variety of other factors. Impairment of deferred tax assets could have a material adverse impact on our results of operations and financial condition and could result in not realizing the deferred tax assets. In the past, we have recorded significant valuation allowances against our deferred tax assets. Deferred tax assets may require further valuation allowances if it is not more-likely-than-not that the deferred tax assets will be realized.

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

Tax increases and changes in tax rules may adversely affect our financial results

As a company conducting business on a global basis with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, local, and foreign tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. In many cases, such changes put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. The effects of the Tax Act have been incorporated into our financial results beginning in the second quarter of fiscal 2018. There is a risk that certain aspects of the Tax Act could be repealed or otherwise modified or that states or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows. Further, the Biden administration has announced in 2021 a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows.

One or more cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation

Our operations involve the use of multiple systems, some of which are outsourced to certain third-party service and hosting providers, that process, store, and transmit sensitive information about our customers, suppliers, employees, financial position, operating results, and strategies. We face global cybersecurity risks and threats on a continual and ongoing basis, which include, but are not limited to, attempts to access systems and information, computer viruses, or denial-of-service attacks. These risks and threats range from uncoordinated individual attempts to sophisticated and targeted measures. Increased numbers of employees working remotely increases our exposure to cyber-threats. While we are not aware of any material cyber-attacks or breaches of our systems to date, such attempts occur regularly and, thus, we have and continue to implement measures to safeguard our systems and information and mitigate potential risks, including employee training around phishing, malware, and other cyber risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including breaches of our security measures or those of our third-party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations and/or reputational damage, potential liability and increased remediation and protection costs, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, as cybersecurity risks become more sophisticated, we may need to increase our investments in security measures which could have a material adverse effect on our financial condition and results of operations.

24 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Risk Factors Relating to the Regulatory Environment

Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate

We conduct certain of our operations subject to licenses, permits, and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including metal recycling and auto parts facilities. Changes in zoning and increased residential and mixed-use development near our facilities are reducing the buffer zones and creating land use conflicts with heavy industrial uses such as ours. This could result in increased complaints, increased inspections and enforcement including fines and penalties, operating restrictions, the need for additional capital expenditures, and increased opposition to maintaining or renewing required approvals, licenses, and permits. In addition, waste products from our operations are subject to classification and regulations that, among other things, determine how such materials may be handled, stored, transported, and disposed. Failure to obtain or maintain regulatory permits, approvals, or exemptions for such waste could materially increase our costs or limit our operations.

In March 2021, for example, a state court in California determined that the state regulatory agency had a mandatory duty under a 2014 law to rescind the regulatory determinations pursuant to which treated metal shredder residue from our and other metal recycling facilities in the state has been classified as non-hazardous and safely used as alternative daily cover at landfills for over 30 years. See “Legal Proceedings” in Part I, Item 3. While the court’s decision has been stayed and is being appealed, failure to overturn this decision on appeal or to put in place a workable alternative that will allow such material to continue to qualify as non-hazardous waste or to identify other cost-effective disposal options could limit our operations in the state and could have a material adverse effect on our results of operations and on the metal shredding industry in California in general.

Furthermore, from time to time, both the U.S. and foreign governments impose regulations and restrictions on trade in the markets in which we operate. In some countries, governments require us to apply for certificates or registration before allowing shipment of recycled metal to customers in those countries. There can be no assurance that future approvals, licenses, and permits will be granted or that we will be able to maintain and renew the approvals, licenses, and permits we currently hold. Failure to obtain these approvals could cause us to limit or discontinue operations in these locations or prevent us from developing or acquiring new facilities, which could have a material adverse effect on our financial condition and results of operations.

Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, and federal environmental laws and regulations in the U.S. and other countries relating to, among other matters:

•	Waste disposal;
•	Air emissions;
•	Waste water and storm water management, treatment, and discharge;
•	The use and treatment of groundwater;
•	Soil and groundwater contamination and remediation;
•	Climate change;
•	Generation, discharge, storage, handling, and disposal of hazardous materials and secondary materials; and
•	Employee health and safety.

We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. In recent years, capital expenditures for environmental projects have increased and have represented a significant share of our total capital expenditures. Future environmental compliance costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding emissions, groundwater and other testing requirements, and new information on emission or contaminant levels including with respect to emerging contaminants such as per- and polyfluoroalkyl substances (PFAS), uncertainty regarding adequate pollution control levels, the future costs of pollution control technology, and issues related to climate change.

25 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We have seen an increased focus by federal, state, and local regulators on metals recycling and auto dismantling facilities and new or expanding regulatory requirements. In July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See “Legal Proceedings” in Part I, Item 3 of this report. In addition, on October 15, 2021, the California State Department of Toxic Substance Control (DTSC) submitted proposed emergency regulations to the Office of Administrative Law (OAL) that would require metal shredding facilities in California, including our Oakland facility, to operate under state hazardous waste facility permits. OAL has 10 calendar days within which to review and make a decision on the proposed emergency rulemaking. If the emergency regulations are approved, metal shredding facilities in California would have 30 days to file to obtain “interim status” that, according to DTSC, is necessary for facilities to continue operating through the permit application process, which could take as long as five years. The California metal recycling industry is working with DTSC to identify an alternative regulatory framework and permitting regime under existing law that could accommodate the unique aspects of metal shredding facility operations. Operating under DTSC’s hazardous waste permitting requirements, including under interim status regulations, or under an alternative permitting structure could require substantial additional capital expenditures, impose financial assurance obligations, subject us to increased compliance and penalty risks, severely limit operational flexibility and increase operating costs, or adversely impact our ability to acquire or sell materials at our California facilities which could have a material adverse effect on our financial condition, results of operations, and cash flows.

In addition, previous operations by us, predecessor entities, or others at facilities that we currently or formerly owned, operated, or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims, including government fines and penalties, costs for investigation and clean-up activities, claims for natural resources damages, and claims by third parties for personal injury and property damage, under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines, and penalties associated with such violations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition, results of operations, and cash flows. See also the risk factor “Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity” in this Item 1A and “Contingencies – Environmental” in Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

The Biden Administration and state and local regulators are also emphasizing efforts to strengthen environmental compliance and enforcement, including with respect to clean-up actions under superfund and hazardous waste laws, in overburdened communities that may be disproportionately impacted by adverse health and environmental effects. On September 10, 2021, U.S. EPA Region 9 and the California Environmental Protection Agency announced a joint effort to expand environmental enforcement in overburdened California communities. These initiatives could result in increased enforcement, compliance, and clean-up costs, including increased capital expenditures, at our facilities located at or near such communities.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Compliance with existing and future climate change, greenhouse gas, and other air emission laws and regulations may adversely impact our operating results

Future legislation or increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting, and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets, or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain and the future of these programs or measures is unknown. For example, in March 2020, the Governor of Oregon issued an executive order directing state agencies to take certain actions to reduce and regulate GHG emissions. Pursuant to this executive order, ODEQ issued a notice of proposed rulemaking in August 2021 that would establish a new Climate Protection Program to limit GHG emissions in the state including from large stationary sources such as our steel mill. In addition, the ODEQ Cleaner Air Oregon (“CAO”) program regulates toxic air emissions from manufacturing facilities located in Oregon. The ODEQ has published a prioritization list of the facilities within the state subject to the CAO program based on emissions inventories that facilities submitted to the ODEQ. The prioritization list established four tiers of risk groups. Our steel mill has been assigned to the first-tier risk group and was selected into the CAO program in 2020. To comply with the CAO program rules, including as they may be revised in the future, facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant identified risks. Future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such requirements. Until the timing, scope, and extent of any future laws or regulations becomes known, we cannot predict the effect on our financial condition, operating performance, or ability to compete. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

Risk Factors Relating to Our Employees

Labor shortages or increased labor costs may adversely affect our operating results, financial condition, and cash flows

Our employees contribute to developing and meeting our business goals and objectives, and labor is a significant component of operating our business. The impact of labor shortages or increased labor costs because of increased competition for employees, unemployment levels and benefits, higher employee turnover rates, increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), may increase our costs or impede our ability to operate our facilities and could have a material adverse effect on our results of operations, financial condition, and cash flows. As a result of the tight labor markets we experienced during fiscal 2021, we have received fewer job applicants in certain local markets, which hindered our ability to reach full staffing levels at some of our facilities. Recruiting and retaining employees in sufficient numbers to optimally staff our facilities may result in increases in our labor costs. Labor shortages and increased labor costs may continue to be realized as a direct or indirect result of the COVID-19 pandemic, including related response measures implemented by governments, or due to other factors, which may adversely affect our operating results, financial condition, and cash flows.

Reliance on employees subject to collective bargaining may restrict our ability to operate

Approximately 22% of our full-time employees are represented by unions under collective bargaining agreements, including substantially all of the manufacturing employees at our steel manufacturing facility. As these agreements expire, we may not be able to negotiate extensions or replacements of such agreements on acceptable terms. Any failure to reach an agreement with one or more of our unions may result in strikes, lockouts, or other labor actions, including work slowdowns or stoppages, which could have a material adverse effect on our results of operations.

The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans

As discussed in Note 12 - Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we contribute to the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of our steel mill. Because we have no current intention of withdrawing from the WISPP, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity, and cash flows. Our contributions to the WISPP could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to it, the inability or failure of withdrawing employers to pay their withdrawal liabilities, or other funding deficiencies, as we would need to fund the retirement obligations of these employers.

27 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

28 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. PROPERTIES

Our facilities and administrative offices by division, type and location were as follows as of August 31, 2021:

		Number of Facilities
Type	Location	Owned(1)			Leased
Administrative Offices	California	—			2
	New Jersey	—			1
	Oregon	—			1
	Rhode Island	—			1
Auto Parts Stores	Alberta, Canada	—			3
	Arkansas	—			1
	British Columbia, Canada	—			1
	California(2)	3			16
	Florida	—			1
	Illinois	—			1
	Indiana	1			—
	Kansas	—			1
	Missouri	1			3
	Nevada	—			2
	Ohio	—			1
	Oregon	—			2
	Rhode Island	2			—
	Texas	—			4
	Utah	—			1
	Virginia	—			1
	Washington	1			4
Metals Recycling(3)	Alabama	3			—
	British Columbia, Canada	—			4
	California	4	[A]	[B]	—
	Georgia	8			—
	Hawaii	1	[A]	[B]	1
	Maine	2			—
	Massachusetts	2	[A]	[B]	1
	Montana	1			—
	Nevada	—			1
	New Hampshire	2			—
	Oregon	4	[A]	[B]	—
	Puerto Rico	1	[A]	[B]	3
	Rhode Island	1			1	[A]
	Tennessee	1			—
	Washington	3	[A]	[B]	—
Steel Mill	Oregon	1			—
Steel Distribution	California	1			—
	Total Operating Facilities and Administrative Offices	43			58
	Non-Operating(4)	10			12
		53			70

[A]	Operation includes a deepwater port. Puerto Rico and Hawaii operations access deepwater ports through public docks.
[B]	Includes large-scale shredding operations.
(1)	Includes eight primarily owned facilities where an adjacent or supplementary parcel of the site is leased.
(2)	Three sites are jointly owned with minority interest partners.
(3)	Excludes eight metals recycling facilities located in the Southeast which we acquired on October 1, 2021. See “Acquisition of Columbus Recycling” above in Part I, Item 1. Business for further detail.
(4)	Non-operating sites consist of owned and leased real properties, some of which are sublet to external parties.

29 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We consider all operating properties, both owned and leased, to be well-maintained, in good operating condition, and suitable and adequate to carry on our business. For further discussion of our operating properties, see “Business,” and “Distribution” in Part I, Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters that arise in the ordinary course of business involving normal and routine claims, including environmental compliance matters. Such proceedings include, but are not limited to, proceedings relating to our status as a potentially responsible party with respect to the Portland Harbor Superfund Site and proceedings relating to other legacy environmental issues. For additional information regarding such matters, see Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report. Except as described in such Note, we currently believe that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows, or business.

In fiscal 2013, the Commonwealth of Massachusetts advised us of alleged violations of environmental requirements, including but not limited to those related to air emissions and hazardous waste management, at our operations in the Commonwealth. We actively engaged in discussions with the Commonwealth's representatives, which resulted in a settlement agreement to resolve the alleged violations. A consent judgment was jointly filed with and entered by the Superior Court for the County of Suffolk, Commonwealth of Massachusetts on September 24, 2015. The settlement involved a $450 thousand cash payment, an additional $450 thousand in suspended payments to be waived upon completion of a shredder emission control system and certain other specified milestones, and $350 thousand in supplemental environmental projects that we have completed. In fiscal 2021, the upgraded shredder emission control system became fully operational to design criteria, and the adjusted milestones for waiver of the suspended penalties were met.

On February 23, 2021, the California State Department of Toxic Substance Control (DTSC) issued a corrective action enforcement order with respect to our metal recycling facility in Oakland, California that would require us to submit a current conditions report, to undertake a facilities investigation, risk assessment, and corrective measures study, and to implement corrective measures selected by the DTSC based on those assessments and studies. We dispute DTSC’s alleged jurisdictional basis for the order, as well as the scope of work required by the order, which we believe is unwarranted and duplicative of ongoing assessments being conducted under the oversight of another state agency. We have filed a notice of defense that by law stays the effectiveness of the order and are challenging the order through the DTSC administrative process.

In addition, the DTSC issued a similar corrective action enforcement order on March 18, 2021 with respect to our metal recycling facility in Fresno, California based on inspections conducted by the DTSC in 2013. That 2013 inspection and subsequent issuance of a Summary of Violations in 2015 setting forth a number of alleged violations relating to hazardous waste management requirements were the basis for the enforcement matter brought by the California Office of the Attorney General (COAG), on behalf of DTSC, that was filed in the Superior Court of the State of California, County of Fresno on June 25, 2020 against Schnitzer Fresno, Inc., a wholly-owned subsidiary, which operates the facility, seeking a permanent injunction and civil penalties. Settlement discussions of the alleged violations had resulted in a tentative agreement in April 2018 among the COAG, DTSC, and Schnitzer Fresno, Inc. to settle the matter for $490 thousand, of which $368 thousand was to be paid as a civil penalty and $122 thousand was to be paid as reimbursement for agency investigation and enforcement costs. However, the parties were not able to reach agreement on the injunctive terms of the settlement agreement. While we plan to continue to pursue settlement discussions consistent with the previously agreed terms, we are vigorously defending against the enforcement action in State court. We do not believe the resolution of this matter will be material to our financial position, results of operations, cash flows, or liquidity. In addition, we dispute DTSC’s alleged jurisdictional basis for the March 2021 corrective action enforcement order, as well as the scope of work required by that order. We have also filed a notice of defense in this matter that by law stays the effectiveness of the order and are challenging the order through the DTSC administrative process.

In January 2018, the Company received a finding of violation letter from the United States Environmental Protection Agency (USEPA) with respect to alleged violations of environmental requirements stemming from refrigerant recovery management program inspections at 12 of our facilities in the New England and Pacific Northwest regions in July 2017 and November 2017. Except with respect to a minor and now corrected non-compliance matter at one facility, we believe that we have fully complied with the relevant regulations. Nevertheless, in December 2017 and prior to receipt of the USEPA letter, we implemented improvements to our refrigerant recovery management program to further strengthen that program, including improvements to address concerns raised by USEPA during the inspections. We have conferred with USEPA and the United States Department of Justice (USDOJ) regarding the alleged violations and have reached agreement, subject to finalization of the Consent Decree including filing and approval by a Federal District Court, to settle this matter for a civil penalty of $1.55 million, implementation of an approved enhanced refrigerant recovery management program, and execution of a R-12 refrigerant destruction mitigation project.

30 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In February 2019, we received a letter sent on behalf of the District Attorneys for six counties in California notifying us of a joint investigation into the alleged mishandling of hazardous materials and hazardous waste, including the commingling of nonhazardous and hazardous wastes, as well as alleged water pollution violations, at various Pick-n-Pull locations within California and requesting a meeting to discuss the alleged violations. Consistent with its commitment to compliance with environmental requirements, Pick-N-Pull has implemented additional compliance measures at all operating Pick-n-Pull locations in the state and expects to finalize a state-wide settlement of this matter that will address the concerns raised in this joint investigation. Pick-n-Pull has agreed to settle this matter for a civil penalty of $1.85 million, plus payments of $300,000 for supplemental environmental projects and $350,000 for reimbursement of investigation and enforcement costs, and to comply with injunctive terms relating to the facilities’ waste management activities. The settlement is subject to finalization and entry by a State court of a Final Stipulated Judgment.

In January 2020, the USEPA issued a Notice of Violation (NOV) based on its evaluation of data requested during a June 2019 inspection at one of our facilities in Oakland, California alleging the same violation of a Bay Area Air Quality Management District (BAAQMD) air emissions rule that was the subject of a Compliance and Settlement Agreement (CSA) with BAAQMD that was executed as of September 22, 2020 and also alleging violations of Title V Major Source permitting requirements. The Company maintains that our timely filing of a Title V Major Source permit application constitutes compliance with Title V Major Source rules and that USEPA’s Title V non-compliance allegations are erroneous. The Company has conveyed that position to USEPA and has provided USEPA with documentation requested by USEPA confirming our position. The Company also has requested that the alleged BAAQMD rule violation be addressed solely through the CSA with BAAQMD and that federal “overfiling” is unnecessary and inappropriate in the circumstances. Based on the discussions to date, we do not believe the outcome of this matter will be material to our financial position, results of operations, cash flows, or liquidity.

On September 3, 2021, the Oregon Department of Environmental Quality (ODEQ) issued a Pre-Enforcement Notice (PEN) alleging that the Company’s metal shredder facility in Portland, Oregon is in violation of Title V and stating that ODEQ had referred the matter to USEPA for review and possible formal enforcement. In a response letter, we identified why Title V does not apply to the Portland facility, explained that we had submitted an application to ODEQ in December 2018 for an Air Contaminant Discharge Permit with plant site emission limits that would limit emissions to less than Title V thresholds, and requested that ODEQ withdraw the PEN. We also requested an opportunity to meet with ODEQ and USEPA regarding the permit delay and the Title V matter.

On August 5, 2020, The Athletics Investment Group LLC (A’s) filed an action in the California Superior Court for the County of Alameda against the DTSC as Respondent and the Company as Real Party in Interest, seeking recission of the “f letter” pursuant to which DTSC classified treated shredder waste from the Company’s metal shredding facility in California as a “nonhazardous waste” which among other things permits its use as alternative daily cover at municipal landfills. Pursuant to determinations under section 66260.200(f) of the state hazardous waste regulations issued in 1988 and 1989 (the “f letters”), the DTSC determined that treated shredder waste from the Company’s facility does not pose a significant hazard to human health, safety, or the environment. The Superior Court on April 16, 2021 issued an order and writ of mandate commanding the DTSC within 30 days to rescind the Company’s “f letter” concluding that, under a law enacted by the legislature in 2014, the DTSC had a mandatory duty to rescind the “f letters”. The Superior Court reached this decision despite a determination by DTSC in 2018 pursuant to the 2014 statute reconfirming that treated shredder residue does not need to be managed as a hazardous waste in order to protect human health, safety, or the environment. The Company filed a notice of appeal, which notice has the effect of automatically staying the order, as well as an appeal of a subsequent order of the Superior Court granting the A’s motion to lift the stay. The stay remains in place pending the appeal of that subsequent order. The appeals are pending before the California State Court of Appeals, First Appellate District, Division Three.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol SCHN. There were 146 holders of record of Class A common stock on October 19, 2021. Our Class A common stock has been trading since November 16, 1993. There was one holder of record of Class B common stock on October 19, 2021. Our Class B common stock is not publicly traded.

We declared our 110th consecutive quarterly dividend in the fourth quarter of fiscal 2021. The payment of future dividends is subject to approval by our Board of Directors and continued compliance with the terms of our credit agreement. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for further discussion of our credit agreement.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001, 2006, and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock when management deems such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other factors, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase our common stock in fiscal 2021. We repurchased approximately 53 thousand shares for a total of $0.9 million in open-market transactions in fiscal 2020, and we repurchased approximately 527 thousand shares for a total of $13 million in open-market transactions in fiscal 2019. As of August 31, 2021, there were approximately 706 thousand shares available for repurchase under the program.

The share repurchase program does not require us to acquire any specific number of shares, and we may suspend, extend, or terminate the program at any time without prior notice, and the program may be executed through open-market purchases, privately negotiated transactions, or utilizing Rule 10b5-1 programs.

32 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Performance Graph

The following graph and related information compare cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2016 through August 31, 2021, with the cumulative total return for the same period of (i) the S&P 500 Steel Index and (ii) the S&P 600 Metals & Mining Index. These comparisons assume an investment of $100 at the commencement of the five-year period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

Cumulative Total Shareholder Return
U.S. Dollars ($)
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
August 31, 2016
August 31, 2017
August 31, 2018
August 31, 2019
August 31, 2020
August 31, 2021
Schnitzer Steel Industries, Inc. Class A
S&P 500 / Steel
S&P Small Cap 600 / Metals & Mining

	Year Ended August 31,
	2016	2017	2018	2019	2020	2021
Schnitzer Steel Industries(1)	$100	$148	$149	$129	$120	$294
S&P 500 Steel	$100	$114	$129	$101	$94	$242
S&P 600 Metals & Mining	$100	$133	$138	$91	$89	$161

(1)	Because of the composition of our major product categories, we have no direct market peer issuers.

ITEM 6. [RESERVED]

33 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the fiscal years ended August 31, 2021 and 2020. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included in Part II, Item 8 of this report.

For discussion of our results of operations for fiscal year 2019 including comparison to fiscal 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2020.

Business

Founded in 1906, Schnitzer Steel Industries, Inc. is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 52 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill.

Prior to the first quarter of fiscal 2021, our internal organizational and reporting structure included two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business. In the first quarter of fiscal 2021, in accordance with our plan announced in April 2020, we completed the transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model (“One Schnitzer”), supporting a single segment. We consolidated our operations, sales, services, and other functional capabilities at an enterprise level reflecting enhanced focus by management on optimizing our vertically integrated value chain. This change in structure has resulted in a more agile organization and solidified achievement of recent productivity improvements and cost efficiency initiatives. We began reporting on this new single-segment structure in the first quarter of fiscal 2021.

We sell recycled ferrous and nonferrous metal in both foreign and domestic markets. We also sell a range of finished steel long products produced at our steel mill. Our results of operations depend in large part on the demand and prices for recycled metal in foreign and domestic markets and on the supply of raw materials, including end-of-life vehicles, available to be processed at our facilities. Our results of operations also depend substantially on our operating leverage from processing and selling higher volumes of recycled metal as well as our ability to efficiently extract ferrous and nonferrous metals from the shredding process. We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating results. We believe we generally benefit from sustained periods of stable or rising recycled metal selling prices, which allow us to better maintain or increase both operating results and unprocessed scrap metal flow into our facilities. When recycled metal selling prices decline, either sharply or for a sustained period, our operating margins typically compress. With respect to finished steel products produced at our steel mill, our results of operations are impacted by demand and prices for these products, which are sold to customers located primarily in the Western U.S. and Western Canada.

Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for recycled ferrous and nonferrous metal and finished steel products, the supply of scrap metal in our domestic markets, and varying demand for used auto parts from our self-service retail stores. Certain of these factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection and production levels at our facilities, and retail admissions and parts sales at our auto parts stores. Further, sanctions, trade actions, and licensing and inspection requirements can impact the level of profitability on sales of our products and, in certain cases, impede or restrict our ability to sell to certain export markets or require us to direct our sales to alternative market destinations, which can cause our quarterly operating results to fluctuate.

34 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Strategic Priorities

As we continue to closely monitor economic conditions, we remain focused on the following core strategies and plans to meet our business goals and objectives:

•	Long-term expansion of ferrous and nonferrous scrap metal supply and processing, sales volumes, and operating margins;
•	Technology investments and process improvements to increase the separation and recovery of metal materials from our shredding process and to expand product optionality;
•	Development of new products and expansion of recycling services and capabilities to reach a broader market, enhance customer value, and increase operating margins;
•	Increase market share through initiatives to maximize volumes and through selective partnerships, alliances, and acquisitions;
•

Productivity and continuous improvement initiatives to ensure the safety of our employees, increase operating efficiency and effectiveness, advance sustainable business practices, improve natural resource stewardship, and reduce operating expense;

•	Use of our seven deepwater ports and ground-based logistics network to directly access customers domestically and internationally to meet demand for our products wherever it is greatest; and
•	Further optimization of our integrated recycling and steel manufacturing operating platforms to maximize opportunities for synergies, cost efficiencies, and volumes.

Key economic factors and trends affecting the industries in which we operate

We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. and Western Canada. Demand for most of our products is cyclical in nature and sensitive to changes in general economic conditions. The timing and magnitude of the economic cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. Global economic conditions, including impacts of the COVID-19 pandemic discussed below in this section, structural and cyclical changes in supply and demand conditions, the strength of the U.S. dollar, the availability and price of raw material alternatives, and trade actions such as tariffs affect market prices for and sales volumes of recycled ferrous and nonferrous metal in global markets and steel products in the Western U.S. and Western Canada and can have a significant impact on the results of operations for our reportable segments.

In fiscal 2021, market conditions for recycled metals improved globally, with selling prices for many recycled metal commodities reaching multi-year highs during the fiscal year. Selling prices for our ferrous and nonferrous products increased significantly compared to the prior fiscal year which was negatively impacted by the effects of the COVID-19 pandemic. In fiscal 2021, the average net selling prices for our ferrous and nonferrous products increased by 61% and 60%, respectively, compared to the prior fiscal year. The deterioration in global economic conditions that occurred in fiscal 2020 in large part due to the impacts of the COVID-19 pandemic reflected among other things the curtailment of many commercial and government-sponsored activities using steel and other metal materials, causing metal commodity prices to decrease sharply and widespread destocking of inventories. As global economies revived and commercial and investment activities resumed, including throughout fiscal 2021, demand for recycled metals and finished steel increased substantially, which contributed to periods of sharp increases in market selling prices for these products. Increased focus on decarbonization strategies by governments and businesses around the world, including investments in infrastructure and technologies that minimize carbon dioxide emissions from the use of fossil fuels, among other factors, also contributed to strong demand for most of our products in fiscal 2021 and support global long-term demand for recycled ferrous and nonferrous metal. In fiscal 2021, we observed a trend of increased use of recycled metals to manufacture new products, including greater use of EAF technology for steel production which uses recycled metal as a primary raw material. Average selling prices for our finished steel products, which are produced in our steel mill using EAF technology, increased by 17% compared to the prior fiscal year.

35 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. The COVID-19 outbreak, which the World Health Organization characterized as a pandemic in March 2020, has resulted in governments around the world implementing measures with various levels of stringency to help control the spread of the virus as well as vaccination programs to build levels of immunity among the population. In addition, governments and central banks globally have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and safety of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our third quarter fiscal 2020 results, global economic conditions improved during fiscal 2021, resulting in increased demand for our products, which led to our earnings for our fiscal 2021 substantially exceeding the results for our fiscal 2020. Beginning in our second quarter of fiscal 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. The easing of restrictions and the existence of variant strains of COVID-19 may lead to a rise in infections, which could result in the reinstatement of some of the restrictions previously in place and the implementation of new restrictions and mandates, and there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, our steel mill began ramping up production ahead of the original schedule following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. This production ramp-up was initiated with a full workforce and included acceptance of orders for our complete range of finished steel products based on the rolling schedule. Impacts are expected to continue during the ramp-up phase and may continue thereafter. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage and business income losses resulting from the matter. The property damage deductible under the policies insuring the Company’s assets is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. In the fourth quarter of fiscal 2021, we recognized an initial $10 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets on the Consolidated Balance Sheets and within cost of goods sold on the Consolidated Statements of Operations, respectively, partially offsetting the detrimental effects of the incident primarily to our fourth quarter operating results. We incurred approximately $10 million in capital purchases in the fourth quarter to replace and repair property and equipment that had been lost or damaged by the fire. During the first quarter of fiscal 2022 through the date of this report, we received advance payments from insurance carriers totaling approximately $30 million towards our claims, and not reflecting any final or full settlement of claims with the carriers. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage at the melt shop and the restart of production activities.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, following the modification of our internal organizational and reporting structure completed in the first quarter of fiscal 2021, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, restructuring charges and other exit-related activities, charges related to non-ordinary course legal settlements, asset impairment charges, net and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 7.

36 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Financial Highlights of Results of Operations for Fiscal 2021

•	Diluted earnings per share from continuing operations attributable to SSI shareholders in fiscal 2021 was $5.66, compared to a loss per share of $(0.15) in the prior fiscal year.
•	Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in fiscal 2021 was $6.13, compared to $0.43 in the prior fiscal year.
•	Net income in fiscal 2021 was $170 million, compared to a loss of $2 million in the prior fiscal year.
•	Adjusted EBITDA in fiscal 2021 was $289 million, compared to $85 million in the prior fiscal year.

Market conditions for recycled metals improved in fiscal 2021, with selling prices for many recycled metal commodities reaching multi-year highs during the year. Average net selling prices for our ferrous and nonferrous products increased significantly compared to the prior fiscal year which was negatively impacted by the economic effects of the COVID-19 pandemic. In fiscal 2021, the average net selling prices for our ferrous and nonferrous products increased by 61% and 60%, respectively, and sales volumes for these products increased by 11% and 8%, respectively, compared to the prior fiscal year. Market conditions for our finished steel products also improved in fiscal 2021, which contributed to finished steel average selling prices increasing by 17% compared to the prior fiscal year, the benefits of which were partially offset by the impact of lower finished steel sales volumes due to a business interruption at our steel mill caused by a fire in May 2021. Our results in fiscal 2021 reflected substantial benefits from the higher price environment for most of our products including a significant expansion in our ferrous metal spreads, increased ferrous and nonferrous sales volumes supported by strong demand and improved supply flows, greater contributions from sales of nonferrous products, and a favorable impact from average inventory accounting, compared to the prior fiscal year.

The following items further highlight selected liquidity and capital structure metrics:

•	Net cash provided by operating activities of $190 million in fiscal 2021, compared to $125 million in the prior fiscal year.
•	Debt was $75 million as of August 31, 2021, compared to $104 million as of August 31, 2020.
•	Debt, net of cash, was $47 million as of August 31, 2021, compared to $87 million as of August 31, 2020.

See the reconciliations of adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 7.

37 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands, except for prices and per share amounts)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Ferrous revenues	$1,557,891	$862,490	$1,164,719	81%	(26)%
Nonferrous revenues	684,862	390,298	468,023	75%	(17)%
Steel revenues(1)	379,203	336,980	367,956	13%	(8)%
Retail and other revenues	136,595	122,575	132,083	11%	(7)%
Total revenues	2,758,551	1,712,343	2,132,781	61%	(20)%
Cost of goods sold	2,305,357	1,503,725	1,858,535	53%	(19)%
Gross margin (total revenues less cost of goods sold)	$453,194	$208,618	$274,246	117%	(24)%
Gross margin (%)	16.4%	12.2%	12.9%	35%	(5)%
Selling, general and administrative expense	$242,463	$187,876	$191,405	29%	(2)%
Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
Reported	$5.66	$(0.15)	$2.01	NM	NM
Adjusted(2)	$6.13	$0.43	$2.16	1,317%	(80)%
Net income (loss)	$169,975	$(2,200)	$58,322	NM	NM
Adjusted EBITDA(2)	$289,209	$85,414	$143,019	239%	(40)%
Recycled ferrous metal average sales prices ($/LT)(3):
Domestic	$364	$220	$274	65%	(20)%
Foreign	$385	$241	$296	60%	(19)%
Average	$381	$237	$290	61%	(18)%
Ferrous volumes (LT, in thousands):
Domestic(4)	1,500	1,429	1,699	5%	(16)%
Foreign	2,908	2,525	2,621	15%	(4)%
Total ferrous volumes (LT, in thousands)(4)(5)	4,408	3,954	4,319	11%	(8)%
Recycled nonferrous metal average sales price ($/pound)(3)(6)	$0.88	$0.55	$0.59	60%	(7)%
Nonferrous volumes (pounds, in thousands)(4)(6)	593,378	550,566	667,334	8%	(17)%
Finished steel average sales price ($/ST)(3)	$737	$630	$713	17%	(12)%
Finished steel sales volumes (ST, in thousands)	488	505	478	(3)%	6%
Cars purchased (in thousands)(7)	338	316	386	7%	(18)%
Number of auto parts stores at period end	50	50	51	—%	(2)%
Rolling mill utilization(8)	78%	86%	88%	(9)%	(2)%

NM = Not Meaningful

LT = Long Ton, which is equivalent to 2,240 pounds. ST = Short Ton, which is equivalent to 2,000 pounds.

(1)	Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.
(2)	See the reconciliations of Non-GAAP Financial Measures at the end of this Item 7.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Ferrous and nonferrous volumes sold externally and delivered to our steel mill for finished steel production.
(5)	May not foot due to rounding.
(6)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(7)	Cars purchased by auto parts stores only.
(8)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in fiscal 2021 increased by 61% compared to the prior fiscal year primarily due to significantly higher average net selling prices and increased sales volumes for our ferrous and nonferrous products in both export and domestic markets. The increase was driven by stronger market conditions for recycled metals globally, with selling prices for many recycled metal commodities reaching multi-year highs during fiscal 2021. The average net selling price for our ferrous products increased by 61%, and the average net selling price for our nonferrous products increased by 60%, compared to the prior fiscal year. Ferrous sales volumes increased by 11% and nonferrous sales volumes increased by 8%, compared to the prior fiscal year. Market conditions for our finished steel products also improved in fiscal 2021, which contributed to higher finished steel average selling prices, reflecting robust demand in West Coast construction markets. The impact of higher average selling prices for our finished steel products on steel revenues in fiscal 2021 reduced the impact on our financial performance of lower sales volumes and rolling mill utilization compared to the prior fiscal year, which were primarily due to the May 2021 fire and related production interruption at our steel mill.

Operating Performance

Net income in fiscal 2021 was $170 million, compared to net loss of $2 million in the prior fiscal year. Adjusted EBITDA in fiscal 2021 was $289 million, compared to $85 million in the prior fiscal year. The improvement in our results for fiscal 2021 reflected substantial benefits from the higher price environment for most of our products, including a significant expansion in our ferrous metal spreads, increased ferrous and nonferrous sales volumes supported by strong demand and improved supply flows, greater contributions from sales of nonferrous products, and a favorable impact from average inventory accounting, compared to the prior fiscal year. Ferrous metal spreads in fiscal 2021 increased by approximately 44% and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, increased by approximately 58% compared to the prior fiscal year. Our results in fiscal 2021 also reflected substantially increased contributions from sales of higher priced PGM products compared to the prior fiscal year and achievement of the full run rate of benefits from productivity initiatives implemented throughout fiscal 2020. In the fourth quarter of fiscal 2021, we recognized initial insurance recoveries of $10 million related to the May 2021 fire at our steel mill, partially offsetting the detrimental effects of the incident primarily to our fourth quarter operating results. In comparison, our results in fiscal 2020 reflected periods of sharply declining commodity prices and constrained supply of scrap metal, especially during the third quarter of fiscal 2020 due in large part to the effects of the COVID-19 pandemic, which had a significant negative impact on operating margins and overall operating results for fiscal 2020. Selling, general, and administrative expense in fiscal 2021 increased by 29% compared to the prior fiscal year primarily due to an increase in employee-related expenses as a result of higher incentive compensation accruals driven by improved business performance, increased charges related to legacy environmental matters, and increased legal and professional services costs. See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 7.

In fiscal 2020, we implemented productivity initiatives aimed at reducing our annual operating expenses, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses, and other non-headcount measures. We targeted $20 million in annual benefits from these initiatives, and we achieved the full quarterly run rate of benefits in the third quarter of fiscal 2020. We achieved approximately $19 million and $18 million in realized benefits in fiscal 2021 and 2020, respectively. Additionally, in April 2020, we announced our intention to modify our internal organizational and reporting structure to the One Schnitzer functionally-based, integrated model, which we completed in the first quarter of fiscal 2021. This change in structure has resulted in a more agile organization and solidified achievement of recent productivity improvements and cost efficiency initiatives. During fiscal 2020, we incurred severance costs of $2 million, exit-related costs associated with a lease contract termination of $1 million, and professional services costs related to these initiatives of $6 million.

Income Taxes

	Year Ended August 31,
	2021	2020	2019
Income (loss) from continuing operations before income taxes	$207,989	$(1,939)	$76,240
Income tax expense	$(37,935)	$(166)	$(17,670)
Effective tax rate	18.2%	(8.6)%	23.2%

39 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our effective tax rate from continuing operations for fiscal 2021 was an expense on pre-tax income of 18.2%, compared to an expense on pre-tax loss of 8.6% for fiscal 2020. Our effective tax rate from continuing operations for fiscal 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the impacts of research and development credits, release of the valuation allowance against Puerto Rico deferred tax assets, and other discrete items. Our effective tax rate from continuing operations for fiscal 2020 was lower than the U.S. federal statutory rate of 21%, and reflective of income tax expense on a pre-tax loss from continuing operations, primarily due to the partially offsetting impacts of individually immaterial permanent differences from non-deductible expenses and research and development credits, the effects of unrecognized tax benefits, and the aggregate impact of state taxes.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted into law. The CARES Act contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. Among other provisions, the CARES Act removes certain limitations on utilization of net operating losses (“NOLs”) and allows for carrybacks of certain past and future NOLs. We applied the NOL carryback provisions of the CARES Act to our NOL for fiscal 2020, which resulted in the reclassification of a $11 million NOL deferred income tax asset to refundable income taxes and recognition of a $1 million income tax benefit in the third quarter of fiscal 2020. We do not anticipate the other income tax provisions of the CARES Act to have a material impact on our financial statements.

See Note 14 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $28 million and $18 million as of each August 31, 2021 and 2020, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2021, debt was $75 million, compared to $104 million as of August 31, 2020, and debt, net of cash, was $47 million as of August 31, 2021 compared to $87 million as of August 31, 2020 (see the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 7).

Operating Activities

Net cash provided by operating activities in fiscal 2021 was $190 million, compared to $125 million in fiscal 2020.

Sources of cash other than from earnings in fiscal 2021 included a $65 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, a $28 million increase in accrued payroll and related liabilities primarily due to increased incentive compensation liabilities, and a $23 million increase in income tax accruals. Uses of cash in fiscal 2021 included a $89 million increase in inventories due to higher raw material purchase prices, higher volumes on hand, and the timing of purchases and sales, and a $84 million increase in accounts receivable primarily due to increases in selling prices and higher sales volumes for recycled metals, as well as the timing of sales and collections.

40 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Investing Activities

Net cash used in investing activities in fiscal 2021 was $118 million, compared to $79 million in fiscal 2020.

Cash used in investing activities in fiscal 2021 included capital expenditures of $119 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, as well as $8 million related to the repair and replacement of damaged steel mill equipment, compared to $82 million in the prior year.

Financing Activities

Net cash used in financing activities for fiscal 2021 was $63 million, compared to $41 million in fiscal 2020.

Cash flows from financing activities in fiscal 2021 included $31 million in net repayments of debt, compared to $8 million in the prior fiscal year (refer to Non-GAAP Financial Measures at the end of this Item 7). Uses of cash in both of fiscal 2021 and 2020 also included $21 million for the payment of dividends.

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

Debt

Following is a summary of our outstanding balances and availability on credit facilities and long-term debt, exclusive of finance lease obligations (in thousands):

	Outstanding as of August 31, 2021	Remaining Availability
Bank secured revolving credit facilities(1)	$60,000	$643,872
Other debt obligations	$8,362	N/A

(1)	Remaining availability is net of $8 million of outstanding stand-by letters of credit as of August 31, 2021.

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

We had borrowings outstanding under our credit facilities of $60 million and $90 million as of August 31, 2021 and 2020, respectively. The weighted average interest rate on amounts outstanding under our credit facilities was 1.75% and 4.59% as of August 31, 2021 and 2020, respectively.

41 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. Our credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. As of August 31, 2021, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges, and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness.

As of August 31, 2021, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 7.20 to 1.00 as of August 31, 2021. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.09 to 1.00 as of August 31, 2021.

Our obligations under our credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory, and accounts receivable.

While we currently expect to remain in compliance with the financial covenants under the credit agreement, we may not be able to do so in the event market conditions, COVID-19, or other negative factors have a significant adverse impact on our results of operations and financial position. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. We cannot assure that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Other debt obligations, which totaled $8 million and $7 million as of August 31, 2021 and 2020, respectively, primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $119 million for fiscal 2021, compared to $82 million for fiscal 2020. Capital expenditures in fiscal 2021 included approximately $51 million for investments in growth, including new nonferrous processing technologies, support for volume initiatives, and other growth projects, using cash generated from operations and available credit facilities. We currently plan to invest in the range of $130 million to $160 million in capital expenditures in fiscal 2022, including for investments in growth, including new nonferrous processing technologies and to support volume initiatives as well as post-acquisition and other growth projects, using cash generated from operations and available credit facilities. The COVID-19 pandemic has contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $21 million in capital expenditures for environmental projects in fiscal 2021, and we currently plan to invest in the range of $30 million to $40 million for such projects in fiscal 2022. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

42 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We have been identified by the United States Environmental Protection Agency (“EPA”) as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). See Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation, and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Dividends

On June 30, 2021, our Board of Directors declared a dividend for the fourth quarter of fiscal 2021 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. Dividends of $0.75 per common share, totaling $21 million, were declared and paid during fiscal 2021.

On July 31, 2020, our Board of Directors declared a dividend for the fourth quarter of fiscal 2020 of $0.1875 per common share, which equated to an annual cash dividend of $0.75 per common share. Dividends of $0.75 per common share, totaling $21 million, were declared and paid during fiscal 2020.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006, and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock. As of August 31, 2021, we had authorization to repurchase up to a remaining 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any shares of our common stock during fiscal 2021.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities, and equity offerings have financed our acquisitions, capital expenditures, working capital, and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities, and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, dividends, share repurchases, investments and acquisitions, joint ventures, debt service requirements, environmental obligations, and other contingencies. However, in the event of a sustained market deterioration, we may need additional liquidity which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

On October 1, 2021, during the first quarter of our fiscal 2022, we closed a transaction under a definitive agreement with Columbus Recycling entered on August 12, 2021, to acquire eight metals recycling facilities. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. We funded the business acquisition using cash on hand and borrowings under our existing credit facilities. See “Acquisition of Columbus Recycling” in Note 18 – Subsequent Events in Part II, Item 8 of this report for further detail.

43 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Contractual Obligations

We have certain contractual obligations to make future payments. The following table summarizes future obligations related to debt and leases as of August 31, 2021 (in thousands):

	Payment Due by Period
	2022	2023	2024	2025	2026	Thereafter	Totals
Contractual Obligations
Credit facilities(1)	$—	$60,000	$—	$—	$—	$—	$60,000
Interest payments on credit facilities(2)	$1,050	$1,030	$—	$—	$—	$—	$2,080
Other debt, including interest(3)	$2,468	$2,618	$1,875	$1,875	$225	$74	$9,135
Finance leases, including interest	$1,865	$1,792	$1,498	$714	$595	$1,286	$7,750
Operating leases(4)	$25,519	$24,021	$20,000	$14,703	$11,351	$64,784	$160,378

(1)	Credit facilities include the principal amount of borrowings outstanding under bank secured revolving credit facilities, which mature in August 2023.
(2)

Interest payments on credit facilities are based on interest rates in effect as of August 31, 2021. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.

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

(4)

Operating lease payments reflect those embedded in the measurement of our operating lease liabilities and, thus, include future lease payments for the remaining non-cancellable period of the lease together with periods covered by renewal (or termination) options which we are reasonably certain to exercise (or not to exercise). These operating lease payments do not include certain tax, insurance, and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. Also, we have excluded future minimum lease payments for leases that have been executed but have not commenced as of August 31, 2021.

In addition to future obligations related to debt and leases presented in the table above, we have certain material cash requirements, including but not limited to commitments for capital expenditures. See “Capital Expenditures” within “Liquidity and Capital Resources” above in this Item 7 for discussion of our planned investment in capital expenditures in fiscal 2022, a portion of which represents contractual commitments that existed as of the end of our fiscal 2021. We also had open purchase orders as of August 31, 2021 for purchases of primarily fuels and lubricants, machinery and equipment components and parts, and consumables used in our operations of approximately $60 million, nearly all of which require payment of cash in our fiscal 2022.

See Note 12 – Employee Benefits in Part II, Item 8 of this report for disclosure related to qualified and nonqualified retirement plans, which include a defined benefit pension plan, a supplemental executive retirement benefit plan, multiemployer pension plans, defined contribution plans, and a deferred compensation plan.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2021, we had $8 million outstanding under these arrangements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make certain judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. An accounting estimate is deemed to be critical if it is made based on assumptions and judgments about matters that are inherently uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact our consolidated financial statements. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Our critical accounting estimates include those related to inventories, long-lived assets, goodwill, environmental costs, and income taxes.

44 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

The accounting process we use to record ferrous scrap metal quantities relies on significant estimates. With respect to estimating the quantities of unprocessed ferrous scrap metal inventory that are moved into production, we rely on weighed quantities of the processed ferrous material, adjusted for estimated metal recoveries and yields that are based on historical trends and other judgments by management. Actual recoveries and yields can vary depending on product quality, moisture content, and the source of the unprocessed metal. The Company’s estimates are intended to reasonably reflect the quantities of unprocessed ferrous scrap metal that are used in the production of processed ferrous metal. To assist in validating the reasonableness of these estimates, we periodically review shrink factors and perform monthly physical inventories. Due to the inherent nature of our scrap metal inventories, including variations in product density, holding period, and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, we further adjust our ferrous physical inventories when the volume of a commodity is low and a physical inventory count is deemed to more accurately estimate the remaining volume.

Long-Lived Assets

We test long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We test our asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market, or cost approaches, depending on the nature of the asset group. Determination of fair value is considered a critical accounting estimate. In fiscal 2021, we did not identify any triggering events or changes in circumstances indicating that the carrying value of a material asset group may be impaired.

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

45 / Schnitzer Steel Industries, Inc. Form 10-K 2021

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

The determination of fair value using the income approach requires judgment and involves the use of estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Assumptions primarily include revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants.

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

In the fourth quarter of fiscal 2021, we performed the annual goodwill impairment test as of July 1, 2021. As of the testing date, the balance of our goodwill was $171 million, and all but $1 million of such balance was carried by two reporting units. We elected to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more-likely-than-not that the estimated fair value of each reporting unit carrying goodwill is less than its carrying amount. As a result of the qualitative assessment, we concluded that it is not more-likely-than-not that the fair value of each reporting unit carrying goodwill is less than its carrying value as of the testing date, and, therefore, no further impairment testing was required.

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

•	Available technologies that can be used for remediation; and
•	The number and financial condition of other potentially responsible parties and the extent of their responsibility for the costs of study and remediation.

46 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our accrued environmental liabilities as of August 31, 2021 included $6 million related to the Portland Harbor Superfund site. Because the final remedial actions have not yet been designed and there has not been a determination of the amount of natural resource damages or of the allocation among the potentially responsible parties of costs of the investigations, remedial action costs, or natural resource damages, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or which it is reasonably possible that we may incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows and liquidity. Therefore, no additional amounts have been accrued. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor which are currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. See “Contingencies – Environmental” in Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Income Taxes

Valuation Allowances

We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. Due to the significant judgment involved, realizability of our deferred tax assets is considered a critical accounting estimate. We continue to maintain valuation allowances against certain state and Canadian deferred tax assets.

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

The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2021	August 31, 2020	August 31, 2019
Short-term borrowings	$3,654	$2,184	$1,321
Long-term debt, net of current maturities	71,299	102,235	103,775
Total debt	74,953	104,419	105,096
Less cash and cash equivalents	27,818	17,887	12,377
Total debt, net of cash	$47,135	$86,532	$92,719

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Borrowings from long-term debt	$546,706	$690,162	$431,048
Repayments of long-term debt	(578,030)	(698,492)	(435,353)
Net borrowings (repayments) of debt	$(31,324)	$(8,330)	$(4,305)

47 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted income from continuing operations attributable to SSI shareholders, and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, restructuring charges and other exit-related activities, charges related to non-ordinary course legal settlements, asset impairment charges (net of recoveries), and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income (loss) to adjusted EBITDA, and adjusted selling, general, and administrative expense (in thousands):

	Year Ended August 31,
	2021	2020	2019
Reconciliation of adjusted EBITDA:
Net income (loss)	$169,975	$(2,200)	$58,322
Loss from discontinued operations, net of tax	79	95	248
Interest expense	5,285	8,669	8,266
Income tax expense	37,935	166	17,670
Depreciation and amortization	58,599	58,173	53,336
Charges for legacy environmental matters, net(1)	13,773	4,097	2,419
Business development costs	2,155	1,619	—
Restructuring charges and other exit-related activities	1,008	8,993	365
Charges related to legal settlements(2)	400	73	2,330
Asset impairment charges, net	—	5,729	63
Adjusted EBITDA	$289,209	$85,414	$143,019

Selling, general and administrative expense:
As reported	$242,463	$187,876	$191,405
Charges for legacy environmental matters, net(1)	(13,773)	(4,097)	(2,419)
Business development costs	(2,155)	(1,619)	—
Charges related to legal settlements(2)	—	(73)	(2,330)
Adjusted	$226,535	$182,087	$186,656

(1)

Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 9 - Commitments and Contingencies, "Portland Harbor" and "Other Legacy Environmental Loss Contingencies" in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

(2)

Charges related to legal settlements in fiscal 2021 relate to a claim by a utility provider for past charges, and in fiscal 2020 and fiscal 2019 relate to the settlement of a wage and hour class action lawsuit.

48 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Year Ended August 31,
	2021	2020	2019
Income (loss) from continuing operations attributable to SSI shareholders:
As reported	$165,191	$(4,050)	$56,593
Charges for legacy environmental matters, net(1)	13,773	4,097	2,419
Business development costs	2,155	1,619	—
Restructuring charges and other exit-related activities	1,008	8,993	365
Charges related to legal settlements(2)	400	73	2,330
Asset impairment charges, net	—	5,729	63
Income tax benefit allocated to adjustments(3)	(3,712)	(4,494)	(794)
Adjusted	$178,815	$11,967	$60,976

Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
As reported	$5.66	$(0.15)	$2.01
Charges for legacy environmental matters, net, per share(1)	0.47	0.15	0.09
Business development costs, per share	0.07	0.06	—
Restructuring charges and other exit-related activities, per share	0.03	0.32	0.01
Charges related to legal settlements, per share(2)	0.01	—	0.08
Asset impairment charges, net, per share	—	0.21	—
Income tax benefit allocated to adjustments, per share(3)	(0.13)	(0.16)	(0.03)
Adjusted(4)	$6.13	$0.43	$2.16

(1)

Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 9 - Commitments and Contingencies, "Portland Harbor" and "Other Legacy Environmental Loss Contingencies" in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

(2)

Charges related to legal settlements in fiscal 2021 relate to a claim by a utility provider for past charges, and in fiscal 2020 and fiscal 2019 relate to the settlement of a wage and hour class action lawsuit.

(3)

Income tax allocated to the aggregate adjustments reconciling reported and adjusted income (loss) from continuing operations attributable to SSI shareholders and diluted earnings (loss) per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.

(4)	May not foot due to rounding.

49 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including recycled metal, finished steel products, auto bodies, and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimates of future selling prices. For our uncommitted inventories, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of August 31, 2021 and 2020.

Interest Rate Risk

We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our revolving credit facility is subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2021 or 2020, the effect on our interest expense and net income would not have been material.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of recycled metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of recycled metal or payment to settle advances, loans, and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping recycled ferrous metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for certain sales on open terms, credit insurance, and designation of collateral and financial guarantees securing advances, loans, and other contractual receivables. Due in part to the effects of COVID-19, we have experienced reductions in the availability of credit insurance that we have historically used to cover a portion of our recycled metal and finished steel sales to domestic customers, which reduced availability may increase our exposure to customer credit risk.

Historically, we have shipped almost all of our large shipments of recycled ferrous metal to foreign customers under contracts supported by letters of credit issued or confirmed by banks deemed creditworthy. The letters of credit ensure payment by the customer. As we generally sell export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 60 days after the price is agreed, our customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of significantly declining prices, our customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped.

As of August 31, 2021 and 2020, 30% and 40%, respectively, of our accounts receivable balance were covered by letters of credit. Of the remaining balance, 97% and 98% was less than 60 days past due as of August 31, 2021 and 2020, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of August 31, 2021 and 2020, we did not have any derivative contracts.

50 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made only in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2021.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021, as stated in their report included herein.

Tamara L. Lundgren	Richard D. Peach
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
October 21, 2021	October 21, 2021

51 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Schnitzer Steel Industries, Inc. and its subsidiaries (the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended August 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

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

52 / Schnitzer Steel Industries, Inc. Form 10-K 2021

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

Volume of Ferrous Metal Inventory

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s processed and unprocessed scrap metal inventory was $165 million as of August 31, 2021, which includes processed and unprocessed ferrous metal inventory, among other types of inventory. The accounting process the Company uses to record ferrous scrap metal quantities relies on significant estimates. With respect to estimating the quantities of unprocessed ferrous scrap metal inventory that are moved into production, management relies on weighed quantities of the processed ferrous material, adjusted for estimated metal recoveries and yields that are based on historical trends and other judgments by management. Actual recoveries and yields can vary depending on product quality, moisture content, and the source of the unprocessed metal. The Company’s estimates are intended to reasonably reflect the quantities of unprocessed ferrous scrap metal that are used in the production of processed ferrous metal. To assist in validating the reasonableness of these estimates, management periodically reviews shrink factors and performs monthly physical inventories. Due to the inherent nature of the Company’s scrap metal inventories, including variations in product density, holding period, and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, the Company further adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count is deemed to more accurately estimate the remaining volume.

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

October 21, 2021

We have served as the Company’s auditor since 1976, which includes periods before the Company became subject to SEC reporting requirements.

53 / Schnitzer Steel Industries, Inc. Form 10-K 2021

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$27,818	$17,887
Accounts receivable, net	214,098	139,147
Inventories	256,427	157,269
Refundable income taxes	837	18,253
Prepaid expenses and other current assets	43,934	30,075
Total current assets	543,114	362,631
Property, plant and equipment, net	562,674	487,004
Operating lease right-of-use assets	131,221	140,584
Investments in joint ventures	12,844	10,057
Goodwill	170,304	169,627
Intangibles, net	3,980	4,585
Deferred income taxes	27,561	27,152
Other assets	42,665	28,287
Total assets	$1,494,363	$1,229,927
Liabilities and Equity
Current liabilities:
Short-term borrowings	$3,654	$2,184
Accounts payable	179,917	106,676
Accrued payroll and related liabilities	69,622	41,436
Environmental liabilities	24,743	6,302
Operating lease liabilities	21,417	19,760
Accrued income taxes	3,521	—
Other accrued liabilities	49,976	47,306
Total current liabilities	352,850	223,664
Deferred income taxes	40,593	38,292
Long-term debt, net of current maturities	71,299	102,235
Environmental liabilities, net of current portion	52,385	47,162
Operating lease liabilities, net of current maturities	113,165	125,001
Other long-term liabilities	24,292	13,137
Total liabilities	654,584	549,491
Commitments and contingencies (Note 9)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,332 and 26,899 shares issued and outstanding	27,332	26,899
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	49,074	36,616
Retained earnings	793,712	649,863
Accumulated other comprehensive loss	(34,554)	(36,871)
Total SSI shareholders’ equity	835,764	676,707
Noncontrolling interests	4,015	3,729
Total equity	839,779	680,436
Total liabilities and equity	$1,494,363	$1,229,927

See Notes to the Consolidated Financial Statements.

54 / Schnitzer Steel Industries, Inc. Form 10-K 2021

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2021	2020	2019
Revenues	$2,758,551	$1,712,343	$2,132,781
Operating expense:
Cost of goods sold	2,305,357	1,503,725	1,858,535
Selling, general and administrative	242,463	187,876	191,405
(Income) from joint ventures	(4,006)	(834)	(1,452)
Asset impairment charges, net	—	5,729	63
Restructuring charges and other exit-related activities	1,008	8,993	365
Operating income	213,729	6,854	83,865
Interest expense	(5,285)	(8,669)	(8,266)
Other (expense) income, net	(455)	(124)	641
Income (loss) from continuing operations before income taxes	207,989	(1,939)	76,240
Income tax expense	(37,935)	(166)	(17,670)
Income (loss) from continuing operations	170,054	(2,105)	58,570
Loss from discontinued operations, net of tax	(79)	(95)	(248)
Net income (loss)	169,975	(2,200)	58,322
Net income attributable to noncontrolling interests	(4,863)	(1,945)	(1,977)
Net income (loss) attributable to SSI shareholders	$165,112	$(4,145)	$56,345

Net income (loss) per share attributable to SSI shareholders:
Basic:
Income (loss) per share from continuing operations	$5.90	$(0.15)	$2.06
Net income (loss) per share	$5.90	$(0.15)	$2.05
Diluted:
Income (loss) per share from continuing operations	$5.66	$(0.15)	$2.01
Net income (loss) per share	$5.66	$(0.15)	$2.00
Weighted average number of common shares:
Basic	27,982	27,672	27,527
Diluted	29,193	27,672	28,222

See Notes to the Consolidated Financial Statements.

55 / Schnitzer Steel Industries, Inc. Form 10-K 2021

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2021	2020	2019
Net income (loss)	$169,975	$(2,200)	$58,322
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,575	1,505	(1,560)
Pension obligations, net	(258)	387	34
Total other comprehensive income (loss), net of tax	2,317	1,892	(1,526)
Comprehensive income (loss)	172,292	(308)	56,796
Less comprehensive income attributable to noncontrolling interests	(4,863)	(1,945)	(1,977)
Comprehensive income (loss) attributable to SSI shareholders	$167,429	$(2,253)	$54,819

See Notes to the Consolidated Financial Statements.

56 / Schnitzer Steel Industries, Inc. Form 10-K 2021

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

							Accumulated
	Common Stock				Additional		Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of September 1, 2018	26,502	$26,502	200	$200	$36,929	$639,684	$(37,237)	$666,078	$4,032	$670,110
Net income	—	—	—	—	—	56,345	—	56,345	1,977	58,322
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,526)	(1,526)	—	(1,526)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,677)	(1,677)
Share repurchases	(527)	(527)	—	—	(12,556)	—	—	(13,083)	—	(13,083)
Restricted stock withheld for taxes	(278)	(278)	—	—	(7,206)	—	—	(7,484)	—	(7,484)
Issuance of restricted stock	767	767	—	—	(767)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	17,300	—	—	17,300	—	17,300
Dividends ($0.75 per common share)	—	—	—	—	—	(20,666)	—	(20,666)	—	(20,666)
Balance as of August 31, 2019	26,464	26,464	200	200	33,700	675,363	(38,763)	696,964	4,332	701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	26,464	200	200	33,700	674,900	(38,763)	696,501	4,332	700,833
Net (loss) income	—	—	—	—	—	(4,145)	—	(4,145)	1,945	(2,200)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,892	1,892	—	1,892
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,548)	(2,548)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Share-based compensation cost	—	—	—	—	10,110	—	—	10,110	—	10,110
Dividends ($0.75 per common share)	—	—	—	—	—	(20,892)	—	(20,892)	—	(20,892)
Balance as of August 31, 2020	26,899	26,899	200	200	36,616	649,863	(36,871)	676,707	3,729	680,436
Net income	—	—	—	—	—	165,112	—	165,112	4,863	169,975
Other comprehensive income, net of tax	—	—	—	—	—	—	2,317	2,317	—	2,317
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,577)	(4,577)
Issuance of restricted stock	657	657	—	—	(657)	—	—	—	—	—
Restricted stock withheld for taxes	(224)	(224)	—	—	(5,414)	—	—	(5,638)	—	(5,638)
Share-based compensation cost	—	—	—	—	18,529	—	—	18,529	—	18,529
Dividends ($0.75 per common share)	—	—	—	—	—	(21,263)	—	(21,263)	—	(21,263)
Balance as of August 31, 2021	27,332	$27,332	200	$200	$49,074	$793,712	$(34,554)	$835,764	$4,015	$839,779

See Notes to the Consolidated Financial Statements.

57 / Schnitzer Steel Industries, Inc. Form 10-K 2021

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$169,975	$(2,200)	$58,322
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Asset impairment charges, net of recoveries	—	5,729	63
Exit-related asset impairments	—	971	23
Depreciation and amortization	58,599	58,173	53,336
Inventory write-downs	—	—	775
Deferred income taxes	6,884	15,096	14,613
Undistributed equity in earnings of joint ventures	(4,006)	(834)	(1,452)
Share-based compensation expense	18,213	10,033	17,300
Loss (gain) on the disposal of assets, net	717	530	(1,545)
Unrealized foreign exchange loss (gain), net	127	(67)	148
Credit loss, net	—	66	74
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(84,086)	(2,252)	9,478
Inventories	(88,622)	39,226	33,466
Income taxes	22,789	(15,433)	(1,158)
Prepaid expenses and other current assets	(15,674)	63	(859)
Other long-term assets	(5,402)	(216)	1,167
Operating lease assets and liabilities	(813)	334	—
Accounts payable	64,956	(7,971)	(17,068)
Accrued payroll and related liabilities	27,824	13,465	(19,117)
Other accrued liabilities	613	7,148	(3,560)
Environmental liabilities	12,895	1,602	(2,476)
Other long-term liabilities	3,825	134	518
Distributed equity in earnings of joint ventures	1,250	1,000	2,692
Net cash provided by operating activities	190,064	124,597	144,740
Cash flows from investing activities:
Capital expenditures	(118,866)	(82,005)	(94,613)
Acquisitions	—	—	(1,553)
Joint venture receipts, net	—	—	641
Proceeds from sale of assets	587	1,290	4,070
Deposit on land option	630	1,860	1,890
Net cash used in investing activities	(117,649)	(78,855)	(89,565)
Cash flows from financing activities:
Borrowings from long-term debt	546,706	690,162	431,048
Repayments of long-term debt	(578,030)	(698,492)	(435,353)
Payment of debt issuance costs	(23)	(1,983)	(102)
Repurchase of Class A common stock	—	(914)	(13,083)
Taxes paid related to net share settlement of share-based payment awards	(5,638)	(5,845)	(7,484)
Distributions to noncontrolling interests	(4,577)	(2,548)	(1,677)
Dividends paid	(21,259)	(20,884)	(20,615)
Net cash used in financing activities	(62,821)	(40,504)	(47,266)
Effect of exchange rate changes on cash	337	272	(255)
Net increase in cash and cash equivalents	9,931	5,510	7,654
Cash and cash equivalents as of beginning of year	17,887	12,377	4,723
Cash and cash equivalents as of end of year	$27,818	$17,887	$12,377

See Notes to the Consolidated Financial Statements.

58 / Schnitzer Steel Industries, Inc. Form 10-K 2021

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$2,669	$5,503	$6,191
Income taxes, net	$8,244	$478	$3,527
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$29,337	$27,319	$17,191

See Notes to the Consolidated Financial Statements.

59 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Founded in 1906, Schnitzer Steel Industries, Inc., an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. Schnitzer Steel Industries, Inc. and its consolidated subsidiaries, together, are referred to as the Company.

The Company acquires and recycles ferrous and nonferrous scrap metal for sale to foreign and domestic metal producers, processors, and brokers, and it procures salvaged vehicles and sells serviceable used auto parts from these vehicles through a network of self-service auto parts stores. Most of these auto parts stores supply the Company’s shredding facilities with auto bodies that are processed into saleable recycled metal products. In addition to the sale of recycled metal products processed at its facilities, the Company provides a variety of recycling and related services. The Company also produces a range of finished steel long products at its electric arc furnace (“EAF”) steel mill using recycled ferrous metal sourced internally from its recycling and joint venture operations and other raw materials.

As of August 31, 2021, all of the Company’s facilities were located in the United States (“U.S.”) and its territories and Canada.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries. The equity method of accounting is used for investments in joint ventures over which the Company has significant influence but does not have effective control. All significant intercompany account balances, transactions, profits, and losses have been eliminated. All transactions and relationships with variable interest entities are evaluated to determine whether the Company is the primary beneficiary of the entities, therefore requiring consolidation. The Company does not have any variable interest entities requiring consolidation.

Segment Reporting

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

Prior to the first quarter of fiscal 2021, the Company’s internal organizational and reporting structure included two operating and reportable segments: the Auto and Metals Recycling (“AMR”) business and the Cascade Steel and Scrap (“CSS”) business. In the first quarter of fiscal 2021, in accordance with its plan announced in April 2020, the Company completed its transition to a new internal organizational and reporting structure reflecting a functionally-based, integrated model. The Company consolidated its operations, sales, services, and other functional capabilities at an enterprise level reflecting enhanced focus by management on optimizing the Company’s vertically integrated value chain. This change resulted in a realignment of how the Chief Executive Officer, who is considered the Company’s chief operating decision-maker, reviews performance and makes decisions on resource allocation, supporting a single segment. The Company began reporting on this new single-segment structure in the first quarter of fiscal 2021.

Accounting Changes

As of the beginning of the first quarter of fiscal 2020, the Company adopted an accounting standards update that requires a lessee to recognize a lease liability and a lease right-of-use asset on its balance sheet for all leases greater than 12 months, including those classified as operating leases. The Company adopted the new lease accounting standard using the modified retrospective transition method, whereby it applied the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2019. Such cumulative-effect adjustment for the Company was less than $1 million, which is presented separately in the Consolidated Statements of Equity. Adoption using the modified retrospective transition method did not have an impact on any prior period earnings of the Company, and no comparative prior periods were adjusted for the new guidance. See Note 5 - Leases for the disclosures required under the new standard.

As of the beginning of the first quarter of fiscal 2019, the Company adopted an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The Company adopted the accounting standard using the modified retrospective approach and recorded no cumulative-effect adjustment to the opening balance of retained earnings as of September 1, 2018. See Note 11 - Revenue for the disclosures required under the new standard.

60 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $47 million and $20 million as of August 31, 2021 and 2020, respectively.

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

The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. Management evaluates the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. The allowance for credit losses was $2 million as of both of August 31, 2021 and 2020.

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Consolidated Statements of Cash Flows and totaled $10 million, $9 million, and $15 million for the fiscal years ended August 31, 2021, 2020, and 2019, respectively.

Inventories

The Company’s inventories consist of processed and unprocessed scrap metal (ferrous, nonferrous, and mixed nonferrous recovered joint products arising from the manufacturing process), semi-finished steel products (billets), finished steel products (primarily rebar, wire rod, and merchant bar), used and salvaged vehicles, and supplies. Inventories are stated at the lower of cost and net realizable value. The Company determines the cost of ferrous and nonferrous scrap metal inventories using the average cost method and capitalizes substantially all direct processing costs and facility costs into inventory. The Company allocates material and production costs to joint products using the gross margin method. The Company determines the cost of used and salvaged vehicle inventory at its auto parts stores, which is reported within finished goods, based on the average price the Company pays for a vehicle and capitalizes the vehicle cost and substantially all production costs into inventory. The Company determines the cost of its semi-finished and finished steel product inventories based on average costs and capitalizes all direct and indirect costs of manufacturing into inventory. Indirect costs of manufacturing include general plant costs, maintenance, and facility costs. The Company determines the cost of the substantial majority of its supplies inventory using the average cost method and reduces the carrying value for losses due to obsolescence. Fixed manufacturing costs incurred in periods of abnormally low production are expensed. The Company considers estimated future selling prices when determining the estimated net realizable value of its inventory. As the Company generally sells its recycled ferrous metal under contracts that provide for shipment within 30 to 60 days after the price is agreed, it utilizes the selling prices under committed contracts and sales orders for determining the estimated net realizable value of quantities on hand that will be shipped under these contracts and sales orders.

The accounting process the Company uses to record ferrous scrap metal quantities relies on significant estimates. With respect to estimating the quantities of unprocessed ferrous scrap metal inventory that are moved into production, management relies on weighed quantities of the processed ferrous material, adjusted for estimated metal recoveries and yields that are based on historical trends and other judgments by management. Actual recoveries and yields can vary depending on product quality, moisture content, and the source of the unprocessed metal. The Company’s estimates are intended to reasonably reflect the quantities of unprocessed ferrous scrap metal that are used in the production of processed ferrous metal. To assist in validating the reasonableness of these estimates, management periodically reviews shrink factors and performs monthly physical inventories. Due to the inherent nature of the Company’s scrap metal inventories, including variations in product density, holding period, and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, the Company further adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count is deemed to more accurately estimate the remaining volume.

61 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company enters into leases to obtain access to real property, machinery, and equipment assets. Most of the Company’s lease obligations relate to real property leases for the Company’s operating sites, including the substantial majority of its auto parts stores, and for the Company’s administrative offices. The Company determines whether an arrangement contains a lease at inception by assessing whether it receives the right to direct the use of and obtain substantially all of the economic benefit from use of the underlying asset. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). Leases that, at lease commencement, have a non-cancellable lease term of 12 months or less and do not include an option to either purchase the underlying asset or renew the lease beyond 12 months that the Company is reasonably certain to exercise are classified as short-term leases and are not recognized on the balance sheet.

For leases other than short-term leases, the Company recognizes right-of-use assets and lease liabilities based primarily on the present value of future minimum lease payments over the lease term at lease commencement. Right-of-use assets represent the Company’s right to use the underlying asset during the lease term, while lease liabilities represent the Company’s obligation to make future lease payments. The lease term is the non-cancellable period of the lease, together with periods covered by renewal (or termination) options which the Company is reasonably certain to exercise (or not to exercise). Lease payments are discounted to present value using the Company’s incremental borrowing rate unless the discount rate implicit in the lease is readily determinable. The Company’s incremental borrowing rate for each lease is the estimated rate of interest that the Company would have to pay to borrow the aggregate lease payments on a collateralized basis over the lease term. Estimation of the incremental borrowing rate requires judgment by management and reflects an assessment of the Company’s credit standing to derive an implied secured credit rating and corresponding yield curve. The Company used the incremental borrowing rate to recognize all operating lease right-of-use assets and liabilities as of the new lease accounting standard application date of September 1, 2019. Right-of-use assets and lease liabilities are subject to remeasurement after lease commencement when certain events or changes in circumstances arise, such as a change in the lease term due to reassessment of whether the Company is reasonably certain to exercise a renewal or termination option.

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

The Company leases machinery assets to customers primarily to facilitate the provision of recycling services. For the periods presented, such lessor arrangements were classified as operating leases, whereby the Company keeps the asset underlying the lease on its balance sheet and depreciates the asset based on its estimated useful life. The Company recognizes lease income for these operating leases on a straight-line basis within revenues in the Consolidated Statements of Operations. As of August 31, 2021 and 2020, property, plant and equipment, net, as reported in the Consolidated Balance Sheets, included machinery assets underlying these operating leases with a carrying value of $11 million and $3 million, respectively. Lease income derived from these operating leases was not material to any of the periods presented.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Interest cost related to the construction of qualifying assets is capitalized as part of the construction costs and was not material to any of the periods presented. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expense. Gains and losses from sales of assets related to an exit activity are reported within restructuring charges and other exit-related activities in the Consolidated Statements of Operations. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Upon idling an asset, depreciation continues to be recorded. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

62 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2021, the useful lives used for depreciation and amortization were as follows:

Useful Life (in years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Enterprise Resource Planning (“ERP”) systems	6 to 17
Office equipment and other software licenses	3 to 10

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets, totaled  $22 million and $23 million as of August 31, 2021 and 2020, respectively, and consisted primarily of prepaid insurance, deposits on capital projects, prepaid services, and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, capitalized implementation costs for cloud computing arrangements, major spare parts and equipment, cash held in a client trust account relating to a legal settlement, an equity investment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. See Note 12 – Employee Benefits for further detail on the Company’s assets relating to employee benefit plans.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurance carriers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible. Receivables from insurers totaled $21 million and $5 million as of August 31, 2021 and 2020, respectively. As of August 31, 2021, receivables from insurers comprised primarily $10 million relating to property damage and other claims in connection with the May 2021 fire at the Company’s melt shop operations, $6 million relating to environmental claims, and $4 million relating to workers’ compensation claims. As of August 31, 2020, receivables from insurers comprised primarily $4 million relating to workers’ compensation claims. See “Accounting for Impacts of Steel Mill Fire” below in this Note for further discussion of receivables from insurers relating to property damage and business interruption claims.

Other assets as of August 31, 2021 also included approximately $7.6 million in cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 9 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is reported within other assets in the Consolidated Balance Sheets. The carrying value of the investment was $6 million as of August 31, 2021 and 2020. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

The Company’s cloud computing arrangements primarily comprise hosting arrangements which are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in operating expense over the period that the Company has access to use the software. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise.

63 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs consist primarily of costs incurred by the Company to enter or modify its credit facilities. The Company reports deferred debt issuance costs within other assets in the Consolidated Balance Sheets and amortizes them to interest expense on a straight-line basis over the contractual term of the arrangement.

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

Accounting for Impacts of Steel Mill Fire

Assets destroyed or damaged as a result of involuntary events are written off or reduced in carrying value to their salvage value. When recovery of all or a portion of the amount of property damage loss or other covered expenses through insurance proceeds is demonstrated to be probable, a receivable is recorded and offsets the loss or expense up to the amount of the total loss or expense. No gain is recorded until all contingencies related to the insurance claim have been resolved.

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up production following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. Impacts on business income are expected to continue during the ramp-up phase and may continue thereafter. The Company filed initial insurance claims for the property that experienced physical loss or damage and business income losses resulting from the matter. In the fourth quarter of fiscal 2021, the Company recognized an initial $10 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets and within cost of goods sold in the Consolidated Statements of Operations, respectively, primarily offsetting applicable losses including capital purchases of $10 million that had been incurred by the Company as of August 31, 2021. See “Steel Mill Fire” in Note 18 – Subsequent Events for disclosure of a subsequent event related to this matter.

Long-Lived Assets

The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Operating lease right-of-use assets are considered long-lived assets subject to this impairment testing. The segment realignment completed in the first quarter of fiscal 2021 described above in this Note under “Segment Reporting” did not significantly impact the composition of the Company’s asset groups. For the Company’s metals recycling operations, an asset group generally consists of the regional shredding and export operation along with surrounding feeder operations, except that the combined Oregon metals recycling and steel manufacturing operations is a single asset group. For regions with no shredding and export operations, each metals recycling facility is an asset group. For the Company’s auto parts operations, generally each auto parts store is an asset group. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market, or cost approaches, depending on the nature of the asset group.

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

64 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-lived asset impairment charges (recoveries) and accelerated depreciation are reported in the Consolidated Statements of Operations within (1) asset impairment charges, net and (2) restructuring charges and other exit-related activities if related to a site closure. During fiscal 2020, the Company reported $6 million of such items within asset impairment charges, net, comprising primarily $2 million related to abandonment of obsolete machinery and equipment assets, $2 million related to impairment of two auto parts stores, and $2 million related to accelerated depreciation due to the shortening of the useful lives of certain metals recovery assets.

Investments in Joint Ventures

As of August 31, 2021, the Company had two 50%-owned joint venture interests which were accounted for under the equity method of accounting. One of the joint ventures sells recycled metal to the Company’s operations at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. As of August 31, 2021, the Company’s investments in equity method joint ventures have generated $11 million in cumulative undistributed earnings.

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

When the Company performs a quantitative goodwill impairment test, it estimates the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium. The Company did not record goodwill impairment charges in any of the periods presented.

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

65 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Business Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.

The Company acquired certain assets of an auto recycling business in northern California in fiscal 2019. The acquisition was not material to the Company’s financial position or results of operations. Pro forma operating results for the acquisition are not presented because the aggregate results would not be significantly different than reported results. There were no business acquisitions completed in fiscal 2021 or 2020. See “Acquisition of Columbus Recycling” in Note 18 – Subsequent Events for disclosure of a subsequent event related to business acquisitions.

Restructuring Charges and Other Exit-Related Activities

Restructuring charges consist of severance, contract termination, and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. A liability for contract termination or other restructuring-related costs is measured at its fair value in the period in which the liability is incurred. Exit-related activities consist primarily of asset impairments in connection with closure of certain operations and sites, net of gains on exit-related disposals.

Accrued Workers’ Compensation Costs

The Company is self-insured for the significant majority of workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $7 million and $8 million for the estimated cost of unpaid workers’ compensation claims as of August 31, 2021 and 2020, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets, with corresponding workers’ compensation insurance receivables of $4 million as of each of August 31, 2021 and 2020 included in other current assets.

Environmental Liabilities

The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The Company considers various factors when estimating its environmental liabilities, and it evaluates the adequacy of these liabilities on a quarterly basis. Adjustments to the liabilities are recorded to selling, general, and administrative expense in the Consolidated Statements of Operations when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established. Legal investigation and defense costs incurred in connection with environmental contingencies are expensed as incurred.

When only a wide range of estimated amounts can be reasonably established and no other amount within the range is a better estimate than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other third parties for a site or matter. In these situations, recoveries of environmental remediation costs from other parties are recognized when realization of the claim for recovery is deemed probable. The amounts recorded for environmental liabilities are reviewed periodically as assessment and remediation progresses at individual sites or for particular matters and adjusted to reflect additional information that becomes available. Due to evolving remediation technology, changing regulations, possible third-party contributions, the subjective nature of the assumptions used, and other factors, amounts accrued could vary significantly from amounts paid. See “Contingencies – Environmental” in Note 9 - Commitments and Contingencies for further detail.

66 / Schnitzer Steel Industries, Inc. Form 10-K 2021

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

Financial Instruments

The Company’s financial instruments include primarily cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates the carrying value.

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

When developing fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income for the period, but are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency. Gains and losses on foreign currency transactions are generally included in determining net income for the period. The Company reports these gains and losses within other income (expense), net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains and losses were not material for fiscal 2021, 2020, or 2019.

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

67 / Schnitzer Steel Industries, Inc. Form 10-K 2021

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

Revenue Recognition

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. Nearly all of these promises, referred to as performance obligations, consist of the transfer of physical goods, including recycled ferrous and nonferrous metal, auto bodies, auto parts, and finished steel products, to customers. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. For example, the Company recognizes revenue on partially loaded bulk shipments of recycled ferrous metal when contractual terms support revenue recognition based on transfer of title and risk of loss. The significant majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination; for example, upon release of the goods to the shipper. The Company’s bill-and-hold arrangements involve transfer of control to the customer when the goods have been segregated from other inventory at the Company’s facility and are ready for physical transfer to the customer. Shipping and handling activities that occur after a customer has obtained control of a good are accounted for as fulfillment costs rather than an additional promise in a contract. As such, shipping and handling consideration (freight revenue) is recognized when control of the goods transfers to the customer, and freight expense is accrued to cost of goods sold when the related revenue is recognized.

In certain regional markets, the Company enters into contracts whereby it arranges for, or brokers, the transfer of recyclable material between suppliers and end customers. For transactions in which the Company obtains substantive control of the material before the goods are transferred to the end customer, for example by arranging for the processing or warehousing of the material, the Company recognizes revenue equal to the gross amount of the consideration it expects to receive from the customer (as principal). Alternatively, for transactions in which the Company does not obtain substantive control of the material before the product is transferred to the end customer, the Company recognizes revenue equal to the net amount of the consideration it expects to retain after paying the supplier for the purchase of the material (as agent). The Company is the agent in the transaction for the substantial majority of brokerage arrangements.

Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company’s retail auto parts sales are at listed prices and are recognized at the point of sale.

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for each of the years ended August 31, 2021, 2020, and 2019. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. For each of the years ended August 31, 2021, 2020, and 2019, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the years ended August 31, 2021, 2020, and 2019 was $6 million, $5 million, and $6 million, respectively.

68 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

The Company estimates the grant-date fair value of stock-based compensation awards based on the market closing price of the underlying Class A common stock on the date of grant, except for performance share awards with a total shareholder return (“TSR”) market performance metric for which the Company estimates the grant-date fair value using a Monte-Carlo simulation model. The Company recognizes compensation cost for all awards, net of estimated forfeitures, over the requisite service period. Share-based compensation cost is based on the grant-date fair value as described above, except for performance share awards with a non-market return on capital employed (“ROCE") performance metric. For these awards, compensation cost is based on the probable outcome of achieving the specified performance conditions. The Company reassesses whether achievement of the ROCE performance metric is probable at each reporting date and, if probable, the level of achievement. See Note 13 - Share-Based Compensation for further detail.

Income Taxes

Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period in the Consolidated Financial Statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. Tax benefits arising from uncertain tax positions are recognized when it is more-likely-than-not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. See Note 14 - Income Taxes for further detail.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to SSI shareholders is computed by dividing net income (loss) attributable to SSI shareholders by the weighted average number of outstanding common shares during the period presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”) meeting certain criteria. Diluted net income (loss) per share attributable to SSI shareholders is computed by dividing net income (loss) attributable to SSI shareholders by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed vesting of performance share, RSU, and DSU awards using the treasury stock method. Net income attributable to noncontrolling interests is deducted from income (loss) from continuing operations to arrive at income (loss) from continuing operations attributable to SSI shareholders for the purpose of calculating income (loss) per share from continuing operations attributable to SSI shareholders. See Note 16 - Net Income (Loss) Per Share for further detail.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Examples include revenue recognition; the allowance for credit losses; estimates of contingencies, including environmental liabilities and other legal liabilities; goodwill, long-lived asset and indefinite-lived intangible asset valuation; valuation of equity investments; valuation of certain share-based awards; other asset valuation; inventory measurement and valuation; pension plan assumptions; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of August 31, 2021. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures.

69 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 4 - Inventories

Inventories consisted of the following as of August 31 (in thousands):

	2021	2020
Processed and unprocessed scrap metal	$164,960	$63,058
Semi-finished goods	7,671	6,909
Finished goods	39,368	44,476
Supplies	44,428	42,826
Inventories	$256,427	$157,269

Note 5 - Leases

The Company’s operating leases for real property underlying certain auto parts stores, metals recycling facilities, and administrative offices generally have non-cancellable lease terms of 5 to 10 years, and the significant majority contain multiple renewal options for a further 5 to 20 years. Renewal options which the Company is reasonably certain to exercise are included in the measurement of lease term. The Company’s finance leases and other operating leases involve primarily transportation equipment assets, have non-cancellable lease terms of less than 10 years and usually do not include renewal options.

The Company’s fiscal 2021 total lease cost was $30 million, consisting primarily of operating lease expense of $24 million and short-term lease expense of $5 million. The Company’s fiscal 2020 total lease cost was $28 million, consisting primarily of operating lease expense of $23 million and short-term lease expense of $4 million. The other components of the Company’s total lease cost for each of fiscal 2021 and 2020, including finance lease amortization and interest expense, variable lease expense, and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for each of fiscal 2021 and 2020 is presented within cost of goods sold in the Consolidated Statements of Operations. Rent expense was $27 million for fiscal 2019.

Finance lease assets and liabilities consisted of the following as of August 31 (in thousands):

	Balance Sheet Classification	2021	2020
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$5,422	$6,274
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$1,464	$1,341
Finance lease liabilities - noncurrent	Long-term debt, net of current maturities	5,127	6,167
Total finance lease liabilities		$6,591	$7,508

(1)	Presented net of accumulated amortization of $2 million and $1 million as of August 31, 2021 and 2020, respectively.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of August 31:

	2021		2020
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	9.7	3.37%	10.2	3.37%
Finance leases	5.2	7.78%	6.0	8.22%

70 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities by fiscal year as of August 31, 2021 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2022	$1,865	$25,519
2023	1,792	24,021
2024	1,498	20,000
2025	714	14,703
2026	595	11,351
Thereafter	1,286	64,784
Total lease payments	7,750	160,378
Less amounts representing interest	(1,159)	(25,796)
Total lease liabilities	6,591	134,582
Less current maturities	(1,464)	(21,417)
Lease liabilities, net of current maturities	$5,127	$113,165

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

	Year Ended August 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,154	$22,225
Operating cash flows for finance leases	$498	$628
Financing cash flows for finance leases	$1,332	$1,336
Lease liabilities arising from obtaining right-of-use assets(1):
Operating leases	$8,325	$34,586
Finance leases	$445	$1,230

(1)	Amounts include new leases and adjustments to lease balances as a result of remeasurement.

Note 6 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2021	2020
Machinery and equipment	$791,043	$746,845
Land and improvements	304,188	295,575
Buildings and leasehold improvements	147,106	138,380
ERP systems	17,760	17,760
Office equipment and other software licenses	37,326	44,103
Construction in progress	102,544	55,964
Property, plant and equipment, gross	1,399,967	1,298,627
Less accumulated depreciation	(837,293)	(811,623)
Property, plant and equipment, net(1)	$562,674	$487,004

(1)	Property, plant and equipment, net included $18 million and $16 million as of August 31, 2021 and 2020, respectively, related to the Company’s Canadian operations.

Depreciation expense for property, plant and equipment, which includes amortization expense for finance lease right-of-use assets, was $58 million, $57 million, and $53 million for the years ended August 31, 2021, 2020, and 2019, respectively. See Note 5 - Leases for additional disclosure on finance leases.

71 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Goodwill and Other Intangible Assets, net

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

In the fourth quarter of fiscal 2021, the Company performed the annual goodwill impairment test as of July 1, 2021. As of the testing date, the balance of the Company’s goodwill was $171 million, and all but $1 million of such balance was carried by two reporting units comprising a regional group of metals recycling operations and the Company’s retail auto parts stores. The Company elected to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more-likely-than-not that the estimated fair value of each reporting unit carrying goodwill is less than its carrying amount. As a result of the qualitative assessment, the Company concluded that it was not more-likely-than-not that the fair value of each reporting unit carrying goodwill was less than its carrying value as of the testing date, and, therefore, no further impairment testing was required.

The gross change in the carrying amount of goodwill for the years ended August 31, 2021 and 2020 was as follows (in thousands):

Goodwill
Balance as of September 1, 2019	$169,237
Foreign currency translation adjustment	390
Balance as of August 31, 2020	169,627
Foreign currency translation adjustment	677
Balance as of August 31, 2021	$170,304

Accumulated goodwill impairment charges were $471 million as of each of August 31, 2021 and 2020.

72 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets, net

The following table presents the Company’s other intangible assets as of August 31 (in thousands):

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	$6,745	$(3,846)	$2,899	$7,032	$(3,528)	$3,504
Indefinite-lived intangibles(1)	1,081	—	1,081	1,081	—	1,081
Total	$7,826	$(3,846)	$3,980	$8,113	$(3,528)	$4,585

(1)	Indefinite-lived intangibles include previously acquired trade names and certain permits and licenses.

Total intangible asset amortization expense was $1 million in each of the years ended August 31, 2021, 2020, and 2019. There were no impairments of intangible assets recognized for the periods presented.

The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2022	$723
2023	458
2024	411
2025	407
2026	287
Thereafter	613
Total	$2,899

Note 8 - Debt

Debt consisted of the following as of August 31 (in thousands):

	2021	2020
Bank revolving credit facilities, interest primarily at LIBOR plus a spread	$60,000	$90,000
Finance lease liabilities	6,591	7,508
Other debt obligations	8,362	6,911
Total debt	74,953	104,419
Less current maturities	(3,654)	(2,184)
Debt, net of current maturities	$71,299	$102,235

73 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s senior secured revolving credit facilities, which provide for revolving loans of $700 million and C$15 million, mature in August 2023 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. The $700 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swingline loans, and a $50 million sublimit for multicurrency borrowings. Interest rates on outstanding indebtedness under the credit agreement are based, at the Company’s option, on either the London Interbank Offered Rate (“LIBOR”) (or the Canadian equivalent for C$ loans), plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to the Company’s ratio of consolidated funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to the Company’s consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to the Company’s ratio of consolidated funded debt to EBITDA.

As of August 31, 2021 and 2020, borrowings outstanding under the credit facilities were $60 million and $90 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 1.75% and 4.59% as of August 31, 2021 and 2020, respectively.

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. As of August 31, 2021, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, and accounts receivable.

Other debt obligations, which totaled $8 million and $7 million as of August 31, 2021 and 2020, respectively, primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter.

Principal payments on the Company’s bank revolving credit facilities and other debt obligations during the next five fiscal years and thereafter are as follows (in thousands):

Year Ending August 31,	Credit Facilities	Other Debt Obligations
2022	$—	$2,158
2023	60,000	2,385
2024	—	1,724
2025	—	1,809
2026	—	216
Thereafter	—	70
Total	$60,000	$8,362

See Note 5 - Leases for additional disclosure on finance lease obligations, including payments during the next five fiscal years and thereafter. The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. The Company had $8 million and $10 million outstanding under these arrangements as of August 31, 2021 and 2020, respectively.

74 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

Contingencies - Environmental

Changes in the Company’s environmental liabilities for the years ended August 31, 2021 and 2020 were as follows (in thousands):

Balance as of September 1, 2019	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2020	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2021	Current Liability	Noncurrent Liability
$51,799	$5,713	$(4,048)	$53,464	$28,761	$(5,097)	$77,128	$24,743	$52,385

As of August 31, 2021 and 2020, the Company had environmental liabilities of $77 million and $53 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues, and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

The precise nature and extent of cleanup of any specific areas within the Site, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs, and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent the Company will be liable for environmental costs or third-party contribution or damage claims with respect to the Site.

From 2000 to 2017, the EPA oversaw a remedial investigation/feasibility study (“RI/FS”) at the Site. The Company was not among the parties that performed the RI/FS, but it contributed to the costs through an interim settlement with the performing parties. The performing parties have indicated that they incurred more than $155 million in that effort.

In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for the Site. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The Company has identified a number of concerns regarding the remedy described in the ROD, which is based on data that is more than 15 years old, and the EPA’s estimates for the costs and time required to implement the selected remedy. Moreover, the ROD provided only Site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within the Site. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.

In the ROD, the EPA acknowledged that much of the data was more than a decade old at that time and would need to be updated with a new round of “baseline” sampling to be conducted prior to the remedial design phase. The remedial design phase is an engineering phase during which additional technical information and data are collected, identified, and incorporated into technical drawings and specifications developed for the subsequent remedial action. Following issuance of the ROD, the EPA proposed that the PRPs, or a subgroup of PRPs, perform the additional investigative work in advance of remedial design.

In December 2017, the Company and three other PRPs entered into an Administrative Settlement Agreement and Order on Consent with the EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. The report analyzing the results concluded that Site conditions have improved substantially since the data forming the basis of the ROD was collected. The EPA found with a few limited corrections that the data is of suitable quality and stated that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, the EPA did not agree that the data or the analysis warranted a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. The Company and other PRPs disagree with the EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for the Site during the remedial design phase.

75 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering the entire Site. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of the Site designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work is four years. The EPA has estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. The Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general, and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. The Company has insurance policies pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. In the second quarter of fiscal 2021, the Company recorded an insurance receivable and a related insurance recovery to selling, general, and administrative expense for approximately $3 million. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of receivables from insurers. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of the Site’s areas requiring active cleanup are in the remedial design phase of the process.

Except for certain early action projects in which the Company is not involved, remediation activities at the Site are not expected to commence for a number of years. Moreover, those activities are expected to be sequenced, and the order and timing of such sequencing has not been determined. In addition, as noted above, the ROD does not determine the allocation of costs among PRPs.

The Company has joined with approximately 100 other PRPs, including the RI/FS performing parties, in a voluntary process to establish an allocation of costs at the Site, including the costs incurred in the RI/FS, ongoing remedial design costs, and future remedial action costs. The Company expects the next major stage of the allocation process to proceed in parallel with the remedial design process.

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at the Site. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. The Company has insurance policies that it believes will provide reimbursement for costs related to this matter. As of August 31, 2021, the Company had an insurance receivable in the same amount as the environmental reserve. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of receivables from insurers.

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

The Company’s environmental liabilities as of August 31, 2021 and 2020 included $6 million and $4 million, respectively, relating to the Portland Harbor matters described above.

76 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Because the final remedial actions have not yet been designed and there has not been a determination of the allocation among the PRPs of costs of the investigations or remedial action costs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with the Site, although such costs could be material to the Company’s financial position, results of operations, cash flows, and liquidity. Among the facts being evaluated are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within the Site, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs.

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remedial design, remedial action, and mitigation for or settlement of natural resource damages claims in connection with the Site. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated the settlement with certain insurers of claims against them related to the Site, continue to seek settlements with other insurers, and formed a Qualified Settlement Fund (“QSF”) which became operative in fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with the Site. These insurance policies and the funds in the QSF may not cover all of the costs which the Company may incur. The QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two parties unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of the VIE that most significantly impact its economic performance. The Company’s appointee to co-manage the VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage the VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations beyond the costs of investigation and design, which costs have not been material to date, because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. In addition, pursuant to its insurance policies, the Company is being reimbursed for the costs it incurs for required source control evaluation and remediation work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of August 31, 2021 and 2020, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of August 31, 2021 and 2020, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that have the potential to impact the required remedial actions and associated cost estimates pending further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

77 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company’s loss contingencies as of August 31, 2021 and 2020 included $19 million and $8 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company has agreed to reimburse the municipality for certain studies and plans and is in discussions with the municipality regarding funding for wellhead treatment. The Company accrued $17 million in fiscal 2021 for incremental estimated remediation costs and for funding for wellhead treatment, which was offset by payments during fiscal 2021 including payment of penalties in the amount of $2.7 million pursuant to a previously agreed settlement. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plan for soil and groundwater conditions, determination of the costs for wellhead treatment based on receipt and award of contractor bids, and finalization of discussions regarding the Company’s share of funding for such costs.

In addition, the Company’s loss contingencies as of August 31, 2021 and 2020 included $8 million and less than $1 million, respectively, for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 2 - Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval and implementation of the remediation action plan.

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

78 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2021, 2020, and 2019 (in thousands):

	Foreign Currency Translation Adjustments	Pension Obligations, net	Total
Balance as of September 1, 2018	$(34,129)	$(3,108)	$(37,237)
Other comprehensive loss before reclassifications	(1,560)	(326)	(1,886)
Income tax benefit	—	65	65
Other comprehensive loss before reclassifications, net of tax	(1,560)	(261)	(1,821)
Amounts reclassified from accumulated other comprehensive loss	—	369	369
Income tax benefit	—	(74)	(74)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	295	295
Net periodic other comprehensive (loss) income	(1,560)	34	(1,526)
Balance as of August 31, 2019	(35,689)	(3,074)	(38,763)
Other comprehensive income before reclassifications	1,505	190	1,695
Income tax expense	—	(42)	(42)
Other comprehensive income before reclassifications, net of tax	1,505	148	1,653
Amounts reclassified from accumulated other comprehensive loss	—	309	309
Income tax benefit	—	(70)	(70)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	239	239
Net periodic other comprehensive income	1,505	387	1,892
Balance as of August 31, 2020	(34,184)	(2,687)	(36,871)
Other comprehensive income (loss) before reclassifications	2,575	(530)	2,045
Income tax benefit	—	120	120
Other comprehensive income (loss) before reclassifications, net of tax	2,575	(410)	2,165
Amounts reclassified from accumulated other comprehensive loss	—	196	196
Income tax benefit	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	152	152
Net periodic other comprehensive income (loss)	2,575	(258)	2,317
Balance as of August 31, 2021	$(31,609)	$(2,945)	$(34,554)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Consolidated Statements of Operations in all periods presented.

79 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Year Ended August 31,
	2021	2020	2019
Major product information:
Ferrous revenues	$1,557,891	$862,490	$1,164,719
Nonferrous revenues	684,862	390,298	468,023
Steel revenues(1)	379,203	336,980	367,956
Retail and other revenues	136,595	122,575	132,083
Total revenues	$2,758,551	$1,712,343	$2,132,781
Revenues based on sales destination:
Foreign	$1,612,744	$910,785	$1,141,077
Domestic	1,145,807	801,558	991,704
Total revenues	$2,758,551	$1,712,343	$2,132,781

(1)	Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

In fiscal 2021, 2020, and 2019, the Company had no external customer that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers located in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries to which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2021	% of Revenue	2020	% of Revenue	2019	% of Revenue
Bangladesh	$375,668	14%	$197,391	12%	N/A	N/A
Turkey	N/A	N/A	$222,141	13%	N/A	N/A

N/A = Sales were less than the 10% threshold.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of August 31, 2021 and 2020, receivables from contracts with customers, net of an allowance for credit losses, totaled $210 million and $135 million, respectively, representing 98% and 97%, respectively, of total accounts receivable reported in the Consolidated Balance Sheets as of each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts reported within accounts payable in the Consolidated Balance Sheets, totaled $8 million as of each of August 31, 2021 and 2020. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the year ended August 31, 2021, the Company reclassified $7 million in contract liabilities as of August 31, 2020 to revenues as a result of satisfying performance obligations during the year. During the year ended August 31, 2020, the Company reclassified $3 million in contract liabilities as of August 31, 2019 to revenues as a result of satisfying performance obligations during the year.

80 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Employee Benefits

The Company and certain of its subsidiaries have or contribute to qualified and nonqualified retirement plans. These plans include a defined benefit pension plan, a supplemental executive retirement benefit plan (“SERBP”), multiemployer pension plans, defined contribution plans, and a deferred compensation plan.

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits for employee service. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income. The Company amortizes as a component of net periodic pension benefit cost a portion of the net gain or loss reported within accumulated other comprehensive loss if the beginning-of-year net gain or loss exceeds 5% of the greater of the benefit obligation or the market value of plan assets. Net periodic pension benefit cost was not material for each of the fiscal years presented in this report. The fair value of plan assets was $21 million as of each of August 31, 2021 and 2020, and the projected benefit obligation was $17 million and $18 million as of August 31, 2021 and 2020, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $4 million as of each of August 31, 2021 and 2020. Under the fair value hierarchy, plan assets comprised Level 1 and Level 2 investments as of August 31, 2021 and 2020. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. Level 2 investments are corporate bonds valued at the yields currently available on comparable securities of issuers with similar credit ratings. No significant contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligation was 2.46% and 2.38% as of August 31, 2021 and 2020, respectively. The Company estimates future annual benefit payments to be between $1 million and $3 million per year.

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets, the current portion of the pension liability is included in other accrued liabilities, and the noncurrent portion of the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund was valued at $4 million as of August 31, 2021, and $3 million as of August 31, 2020. The trust fund assets’ gains and losses are included in other income (expense), net in the Company’s Consolidated Statements of Operations. The benefit obligation was $5 million as of each of August 31, 2021 and 2020. Net periodic pension benefit cost under the SERBP was not material for each of the fiscal years presented in this report.

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

81 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP,” EIN 90-0169564, Plan No. 001) benefiting the union employees of the Company’s steel manufacturing operations, which are covered by a collective bargaining agreement that will expire on March 31, 2022. As of October 1, 2020, the WISPP was certified by the plan’s actuaries as being in the Green Zone, as defined by the Pension Protection Act of 2006. The Company contributed $4 million to the WISPP for the year ended August 31, 2021, and $3 million for each of the years ended August 31, 2020 and 2019. These contributions represented more than 5% of total contributions to the WISPP for each year.

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

Company contributions to all of the multiemployer plans were $6 million for each of the years ended August 31, 2021, 2020, and 2019.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $4 million for each of the years ended August 31, 2021, 2020, and 2019.

Deferred Compensation Plan

In fiscal 2021, the Company established a non-qualified deferred compensation plan (the “DCP”) which permits eligible employees to elect to defer receipt of compensation including salary, bonuses, and certain equity awards made under the Company’s long-term incentive plan. The DCP also allows the Company to make discretionary contributions to participant accounts that may be subject to one or more vesting schedules. Participant contributions, excluding equity awards subject to vesting conditions, are fully vested at all times. The deferred compensation liability as of August 31, 2021 was less than $1 million, consisted entirely of deferred salary, and was classified within other long-term liabilities in the Consolidated Balance Sheets. The Company maintains a rabbi trust to fund obligations under the DCP. The carrying value of assets held in the rabbi trust, which comprise company-owned life insurance policies, substantially equaled the deferred compensation liability as of August 31, 2021. The rabbi trust asset is classified within other assets in the Consolidated Balance Sheets.

Note 13 - Share-Based Compensation

The Company’s 1993 Stock Incentive Plan, as amended (the “SIP”), was established to provide for the grant of stock-based compensation awards to its employees, consultants, and directors. The SIP authorizes the grant of restricted shares, restricted stock units, performance-based awards including performance share awards, stock options, and stock appreciation rights, and other stock-based awards. The SIP is administered by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”). There are 12.2 million shares of Class A common stock reserved for issuance under the SIP, of which 2.2 million were available for future grants as of August 31, 2021. Share-based compensation expense recognized in cost of goods sold or selling, general, and administrative expense, as applicable, was $18 million, $10 million, and $17 million for the years ended August 31, 2021, 2020, and 2019, respectively. The Company capitalized less than $1 million of share-based compensation cost to the cost of qualifying long-lived assets in each of fiscal 2021 and 2020.

Restricted Stock Units (“RSUs”)

During the years ended August 31, 2021, 2020, and 2019, the Compensation Committee granted 317,760, 470,917, and 261,642 RSUs, respectively, to the Company’s key employees under the SIP. RSUs generally vest 20% per year over five years commencing October 31 of the year after grant. Each RSU entitles the recipient to receive one share of Class A common stock upon vesting.

82 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of an RSU is based on the market closing price of the underlying Class A common stock on the date of grant. The weighted average grant date fair value of RSUs granted was $22.26, $14.88, and $27.61 per unit for the years ended August 31, 2021, 2020, and 2019, respectively. The total estimated fair value of RSUs granted during each of the years ended August 31, 2021, 2020, and 2019 was $7 million. For RSUs granted in each of the years ended August 31, 2020 and 2021, the compensation cost associated with these RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the award is the longer of two years or the period ending on the date retirement eligibility is achieved. For the awards granted in the year ended August 31, 2019, RSU compensation cost is recognized over the requisite service period of the award, net of estimated forfeitures, or to the date retirement eligibility is achieved (if before the end of the service period). RSU compensation cost was $7 million, $4 million, and $6 million for the years ended August 31, 2021, 2020, and 2019, respectively.

A summary of the Company’s RSU activity for the year ended August 31, 2021 is as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2020	986	$20.10
Granted	318	$22.26
Vested	(327)	$20.95
Forfeited	(21)	$15.50
Outstanding as of August 31, 2021	956	$20.62

The total fair value of RSUs which vested, based on the market closing price of the underlying Class A common stock on the vesting date, was $10 million, $6 million, and $7 million for the years ended August 31, 2021, 2020, and 2019, respectively. As of August 31, 2021, total unrecognized compensation costs related to unvested RSUs amounted to $10 million, which is expected to be recognized over a weighted average period of two years.

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

The Compensation Committee determined that performance share awards granted in fiscal years 2021, 2020, and 2019 comprise two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. The award performance metrics were the Company’s total shareholder return (“TSR”) relative to a designated peer group and the Company’s return on capital employed (“ROCE”). Awards share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model utilizing several key assumptions, including the following for TSR awards granted during the years ended August 31:

	2021	2020	2019
Expected share price volatility (SSI)	48.5%	38.9%	42.5%
Expected share price volatility (Peer group)	54.9%	44.5%	51.4%
Expected correlation to peer group companies	44.5%	34.3%	35.6%
Risk-free rate of return	0.23%	1.58%	2.89%

83 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The compensation cost for the TSR awards based on the grant-date fair value, net of estimated forfeitures, is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period), regardless of whether the market condition has been or will be satisfied. Compensation cost for TSR awards was $3 million, $3 million, and $4 million for the years ended August 31, 2021, 2020, and 2019, respectively.

The fair value of the ROCE awards granted is based on the market closing price of the underlying Class A common stock on the grant date. The Company accrues compensation cost for ROCE awards based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the ROCE performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed. Compensation cost for ROCE awards and other performance share awards with a non-market performance metric granted prior to fiscal 2018 was $7 million, $2 million, and $6 million for the years ended August 31, 2021, 2020, and 2019, respectively.

During the years ended August 31, 2021, 2020, and 2019, the Compensation Committee granted a total of 316,649 (157,791 TSR and 158,858 ROCE), 337,770 (165,834 TSR and 171,936 ROCE), and 254,620 (123,812 TSR and 130,808 ROCE) performance share awards, respectively. The weighted average grant date fair value per share of performance share awards granted was $22.33, $21.32, and $28.37 for the years ended August 31, 2021, 2020, and 2019, respectively.

A summary of the Company’s performance-based awards activity for the year ended August 31, 2021 is as follows:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2020	798	$25.19
Granted	317	$22.33
Performance achievement(1)	90	$26.60
Vested	(320)	$27.12
Forfeited	(12)	$23.11
Outstanding as of August 31, 2021	873	23.62

(1)	Reflects the net number of awards achieved above target levels based on actual performance measured at the end of the performance period.

The total fair value of performance share awards which vested, based on the market closing price of the Company’s Class A common stock on the vesting date, was $7 million, $10 million, and $13 million for the years ended August 31, 2021, 2020, and 2019, respectively. As of August 31, 2021, total unrecognized compensation costs related to unvested performance share awards amounted to $11 million, which is expected to be recognized over a weighted average period of two years.

Deferred Stock Units (“DSUs”)

The Deferred Compensation Plan for Non-Employee Directors (“DSU Plan”) provides for the issuance of DSUs to non-employee directors to be granted under the DSU Plan. Each DSU gives the director the right to receive one share of Class A common stock at a future date. Immediately following the annual meeting of shareholders, each non-employee director will receive DSUs which will become fully vested on the day before the next annual meeting, subject to continued service on the Board. The compensation cost associated with the DSUs granted is recognized over the requisite service period of the awards.

The Company will issue Class A common stock to a director pursuant to vested DSUs in a lump sum in January of the first year after the director ceases to be a director of the Company, subject to the right of the director to elect an installment payment program under the DSU Plan.

DSUs granted during the years ended August 31, 2021, 2020, and 2019 totaled 28,042 units, 41,592 units, and 31,218 units, respectively. The compensation cost associated with DSUs and the total value of shares vested during each of the years ended August 31, 2021, 2020, and 2019, as well as the unrecognized compensation cost as of August 31, 2021, were not material.

84 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2021	2020	2019
United States	$195,037	$(5,649)	$69,476
Foreign	12,952	3,710	6,764
Total	$207,989	$(1,939)	$76,240

Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2021	2020	2019
Current:
Federal	$27,244	$(15,778)	$2,690
State	3,811	329	315
Foreign	(4)	519	52
Total current tax expense (benefit)	31,051	(14,930)	3,057
Deferred:
Federal	6,939	12,292	12,930
State	(547)	1,338	794
Foreign	492	1,466	889
Total deferred tax expense	6,884	15,096	14,613
Total income tax expense	$37,935	$166	$17,670

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of credits	1.4	(57.9)	1.2
Foreign income taxed at different rates	(0.5)	(11.6)	(0.2)
Valuation allowance on deferred tax assets	(1.0)	(24.5)	(0.2)
Federal rate change	0.4	71.9	—
Non-deductible officers’ compensation	1.2	(46.9)	1.8
Other non-deductible expenses	0.4	(66.0)	1.0
Noncontrolling interests	(0.5)	21.1	(0.5)
Research and development credits	(1.5)	99.3	(0.5)
Tax return to provision adjustment	—	89.2	0.5
Unrecognized tax benefits	0.9	(97.3)	0.7
Interest income	(0.1)	9.0	(0.4)
Excess tax benefit from stock-based compensation	(0.2)	3.0	(1.2)
Foreign derived intangible income	(2.5)	—	—
Other	(0.8)	(18.9)	—
Effective tax rate	18.2%	(8.6)%	23.2%

85 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate

The Company’s effective tax rate from continuing operations for fiscal 2021 was an expense on pre-tax income of 18.2%, compared to an expense on pre-tax loss of 8.6% for fiscal 2020. The Company’s effective tax rate from continuing operations for fiscal 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the impacts of research and development credits, release of the valuation allowance against Puerto Rico deferred tax assets, and other discrete items. The reconciling differences between the Company’s effective tax rate from continuing operations for fiscal 2020 and the U.S. federal statutory rate of 21% are exaggerated due to the Company’s near-break-even pre-tax loss from continuing operations of $2 million for fiscal 2020, despite none of the reconciling differences being individually material. The Company’s effective tax rate from continuing operations for fiscal 2020 was lower than the U.S. federal statutory rate, and reflective of income tax expense on a pre-tax loss from continuing operations, primarily due to the partially offsetting impacts of individually immaterial permanent differences from non-deductible expenses and research and development credits, the effects of unrecognized tax benefits, and the aggregate impact of state taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted into law. The CARES Act contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. Among other provisions, the CARES Act removes certain limitations on utilization of net operating losses (“NOLs”) and allows for carrybacks of certain past and future NOLs. The Company applied the NOL carryback provisions of the CARES Act to its NOL for fiscal 2020, which resulted in the reclassification of a $11 million NOL deferred income tax asset to refundable income taxes and recognition of a $1 million income tax benefit in the third quarter of fiscal 2020. The Company does not anticipate the other income tax provisions of the CARES Act to have a material impact on its financial statements.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities comprised the following as of August 31 (in thousands):

	2021	2020
Deferred tax assets:
Operating lease liabilities	$20,645	$22,676
Amortizable goodwill and other intangibles	13,490	17,455
Employee benefit accruals	14,007	9,246
Net operating loss carryforwards	7,642	8,484
Environmental liabilities	10,508	7,938
Other contingencies(1)	5,044	4,133
State credit carryforwards	7,216	7,933
Federal credit carryforwards	—	5,116
Inventory valuation methods	2,129	2,865
Other	2,459	2,941
Valuation allowances	(14,522)	(16,933)
Total deferred tax assets	68,618	71,854
Deferred tax liabilities:
Accelerated depreciation and other basis differences	43,304	39,596
Operating lease right-of-use assets	19,895	21,104
Investment in operating partnerships	12,410	14,703
Uncertain tax positions	—	4,936
Prepaid expense acceleration and other	6,041	2,655
Total deferred tax liabilities	81,650	82,994
Net deferred tax liabilities	$(13,032)	$(11,140)

(1) The deferred tax asset balance as of August 31, 2020 was classified within “Other” in the Annual Report on Form 10-K for fiscal 2020.

As of August 31, 2021, foreign operating loss carryforwards were $10 million, which expire if not used between 2025 and 2041. State credit carryforwards will expire if not used between 2021 and 2035.

86 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. In fiscal 2021, the Company released the valuation allowance against its Puerto Rican deferred tax assets resulting in a discrete tax benefit of $2 million. The release of this valuation allowance was the result of sufficient positive evidence at the time, including cumulative income in the Company’s Puerto Rico tax jurisdiction in recent years and projections of future taxable income based primarily on the Company's improved financial performance, that it is more-likely-than-not that the deferred tax assets will be realized. The Company continues to maintain valuation allowances against certain state and Canadian deferred tax assets. Canadian deferred tax assets against which the Company continues to maintain a valuation allowance relate to indefinite-lived assets.

Accounting for Uncertainty in Income Taxes

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2021	2020	2019
Unrecognized tax benefits, as of the beginning of the year	$7,456	$5,410	$5,054
(Reductions) additions for tax positions of prior years	(574)	1,368	(151)
Additions for tax positions of the current year	1,486	852	507
Reductions for lapse of statutes	(48)	(174)	—
Unrecognized tax benefits, as of the end of the year	$8,320	$7,456	$5,410

The Company does not anticipate any material changes to the reserve in the next 12 months. The recognized amount of tax-related penalties and interest was not material for each of the fiscal years presented in this report.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2021 remain subject to examination under the statute of limitations.

Note 15 - Restructuring Charges and Other Exit-Related Activities

In fiscal 2020, the Company implemented restructuring initiatives aimed at further reducing its annual operating expenses, primarily selling, general, and administrative, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses, and other non-headcount measures. Additionally, in April 2020, the Company announced its intention to modify its internal organizational and reporting structure to the One Schnitzer functionally-based, integrated model, which it completed in the first quarter of fiscal 2021. During fiscal 2020, the Company incurred severance costs of $2 million, exit-related costs associated with a lease contract termination of $1 million, and professional services costs related to these initiatives of $6 million.

87 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI shareholders for the years ended August 31 (in thousands):

	2021	2020	2019
Income (loss) from continuing operations	$170,054	$(2,105)	$58,570
Net income attributable to noncontrolling interests	(4,863)	(1,945)	(1,977)
Income (loss) from continuing operations attributable to SSI shareholders	165,191	(4,050)	56,593
Loss from discontinued operations, net of tax	(79)	(95)	(248)
Net income (loss) attributable to SSI shareholders	$165,112	$(4,145)	$56,345
Computation of shares:
Weighted average common shares outstanding, basic	27,982	27,672	27,527
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	1,211	—	695
Weighted average common shares outstanding, diluted	29,193	27,672	28,222

No common stock equivalent shares were considered antidilutive for the year ended August 31, 2021. Common stock equivalent shares of 629,223 and 92,873 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share attributable to SSI shareholders for the years ended August 31, 2020 and 2019, respectively.

Note 17 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $20 million, $11 million, and $15 million for the years ended August 31, 2021, 2020, and 2019, respectively.

Note 18 - Subsequent Events

Steel Mill Fire

As disclosed in “Accounting for Impacts of Steel Mill Fire” within Note 2 – Summary of Significant Accounting Policies, on May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. The Company filed insurance claims for the property that experienced physical loss or damage and business income losses resulting from the matter. During the first quarter of fiscal 2022 through the date of this report, the Company received advance payments from insurance carriers totaling approximately $30 million towards the Company’s claims, and not reflecting any final or full settlement of claims with the carriers.

Acquisition of Columbus Recycling

On August 12, 2021, the Company entered into a definitive agreement with Columbus Recycling, a leading provider of recycled ferrous and nonferrous metal products and recycling services, to acquire eight metals recycling facilities across several states in the Southeast, including Mississippi, Tennessee, and Kentucky. The transaction closed on October 1, 2021, during the first quarter of the Company’s fiscal 2022. The acquired Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with the Company’s twelve existing metals recycling facilities in Georgia, Alabama, and Tennessee, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeast. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. The Company funded the business acquisition using cash on hand and borrowings under existing credit facilities. Due to the short period between the closing of the acquisition and the issuance of this report, the Company is unable to provide certain disclosures required by U.S. GAAP concerning the acquisition including, but not limited to, the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and the amount of goodwill remaining after the allocation of the purchase price.

88 / Schnitzer Steel Industries, Inc. Form 10-K 2021

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2021, 2020, and 2019

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expense	Deductions	Balance at End of Period
Fiscal 2021
Allowance for credit losses	$1,593	$—	$(27)	$1,566
Deferred tax valuation allowance	$16,933	$482	$(2,893)	$14,522
Fiscal 2020
Allowance for doubtful accounts	$1,569	$66	$(42)	$1,593
Deferred tax valuation allowance	$16,436	$1,293	$(796)	$16,933
Fiscal 2019
Allowance for doubtful accounts	$2,586	$74	$(1,091)	$1,569
Deferred tax valuation allowance	$16,484	$472	$(520)	$16,436

89 / Schnitzer Steel Industries, Inc. Form 10-K 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

90 / Schnitzer Steel Industries, Inc. Form 10-K 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 405, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, will be included under “Election of Directors,” “Corporate Governance,” and Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Information regarding executive officers is included in Part I, Item 1 “Business – Executive Officers of the Company” of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics

On November 9, 2020, the Board of Directors approved a revised Company’s Code of Conduct that is applicable to all of its directors and employees. This document is posted under the caption “Company – About Schnitzer – Ethics & Code of Conduct” on the Company’s internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to satisfy its disclosure obligations with respect to any amendments to or waivers of the Code of Conduct for directors, executive officers or Senior Financial Officers by posting such information on its internet website set forth above rather than by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

91 / Schnitzer Steel Industries, Inc. Form 10-K 2021

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K
		PAGE
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	52

	Consolidated Balance Sheets as of August 31, 2021 and 2020	54

	Consolidated Statements of Operations for each of the three years ended August 31, 2021, 2020 and 2019	55

	Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended August 31, 2021, 2020 and 2019	56

	Consolidated Statements of Equity for each of the three years ended August 31, 2021, 2020 and 2019	57

	Consolidated Statements of Cash Flows for each of the three years ended August 31, 2021, 2020 and 2019	58

	Notes to the Consolidated Financial Statements	60

2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts for each of the three years ended August 31, 2021, 2020 and 2019	89

	All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

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

92 / Schnitzer Steel Industries, Inc. Form 10-K 2021

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

*10.14

Summary Sheet for 2021 Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, and incorporated herein by reference.

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

93 / Schnitzer Steel Industries, Inc. Form 10-K 2021

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

*10.32

Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2021. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 and incorporated herein by reference.

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

*10.35

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2021. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020 and incorporated herein by reference.

*10.36

Fiscal 2020 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019 and incorporated herein by reference.

*10.37

Fiscal 2021 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020 and incorporated herein by reference.

94 / Schnitzer Steel Industries, Inc. Form 10-K 2021

*10.38	Schnitzer Steel Industries Deferred Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021 and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

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

ITEM 16. FORM 10-K SUMMARY

None.

95 / Schnitzer Steel Industries, Inc. Form 10-K 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 21, 2021	By:	/s/ RICHARD D. PEACH
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 21, 2021 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	Chairman, President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ RICHARD D. PEACH	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Richard D. Peach

Principal Accounting Officer:

/s/ STEFANO GAGGINI	Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
Stefano Gaggini

Directors:

*WAYLAND R. HICKS	Director
Wayland R. Hicks

*RHONDA D. HUNTER	Director
Rhonda D. Hunter

*DAVID L. JAHNKE	Director
David L. Jahnke

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*WILLIAM D. LARSSON	Director
William D. Larsson

*GLENDA MINOR	Director
Glenda Minor

*MICHAEL SUTHERLIN	Director
Michael Sutherlin

*By:	/s/ RICHARD D. PEACH
Attorney-in-fact, Richard D. Peach

96 / Schnitzer Steel Industries, Inc. Form 10-K 2021