Form 10-Q
period 2021-11-30
SCHNITZER STEEL INDUSTRIES, INC.
filed 2022-01-06
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2021

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

The registrant had 27,623,708 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 4, 2022.

SCHNITZER STEEL INDUSTRIES, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Statements and information included in this Quarterly Report on Form 10-Q by Schnitzer Steel Industries, Inc. that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Except as noted herein or as the context may otherwise require, all references to “we,” “our,” “us,” “the Company,” and “SSI” refer to Schnitzer Steel Industries, Inc. and its consolidated subsidiaries.

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs, and strategies regarding the future, which may include statements regarding the impact of pandemics, epidemics, or other public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic; the impact of equipment upgrades, equipment failures, and facility damage on production, including timing of repairs and resumption of operations; the realization of insurance recoveries; the Company’s outlook, growth initiatives, or expected results or objectives, including pricing, margins, sales volumes, and profitability; completion of acquisitions and integration of acquired businesses; the impacts of supply chain disruptions and inflation; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality, and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions, and credits; the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; the potential impact of adopting new accounting pronouncements; the impact of labor shortages or increased labor costs; obligations under our retirement plans; benefits, savings, or additional costs from business realignment, cost containment, and productivity improvement programs; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations, and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: the impact of pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic; the impact of equipment upgrades, equipment failures, and facility damage on production; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; inability to obtain or renew business licenses and permits; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of inflation and foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	November 30, 2021	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,081	$27,818
Accounts receivable, net of allowance for credit losses of $1,551 and $1,566	303,541	214,098
Inventories	313,872	256,427
Refundable income taxes	638	837
Prepaid expenses and other current assets	35,296	43,934
Total current assets	672,428	543,114
Property, plant and equipment, net of accumulated depreciation of $844,961 and $837,293	579,872	562,674
Operating lease right-of-use assets	127,865	131,221
Investments in joint ventures	13,261	12,844
Goodwill	232,367	170,304
Intangibles, net of accumulated amortization of $4,467 and $3,846	23,100	3,980
Deferred income taxes	26,575	27,561
Other assets	44,300	42,665
Total assets	$1,719,768	$1,494,363
Liabilities and Equity
Current liabilities:
Short-term borrowings	$3,501	$3,654
Accounts payable	196,847	179,917
Accrued payroll and related liabilities	30,660	69,622
Environmental liabilities	21,568	24,743
Operating lease liabilities	21,695	21,417
Accrued income taxes	2,869	3,521
Other accrued liabilities	71,498	49,976
Total current liabilities	348,638	352,850
Deferred income taxes	51,272	40,593
Long-term debt, net of current maturities	256,215	71,299
Environmental liabilities, net of current portion	55,089	52,385
Operating lease liabilities, net of current maturities	109,191	113,165
Other long-term liabilities	24,607	24,292
Total liabilities	845,012	654,584
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,624 and 27,332 shares issued and outstanding	27,624	27,332
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	43,641	49,074
Retained earnings	834,504	793,712
Accumulated other comprehensive loss	(35,279)	(34,554)
Total SSI shareholders’ equity	870,690	835,764
Noncontrolling interests	4,066	4,015
Total equity	874,756	839,779
Total liabilities and equity	$1,719,768	$1,494,363

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statement are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2021	2020
Revenues	$798,118	$492,107
Operating expense:
Cost of goods sold	683,244	420,094
Selling, general and administrative	55,267	49,906
(Income) from joint ventures	(236)	(727)
Restructuring charges and other exit-related activities	22	64
Operating income	59,821	22,770
Interest expense	(1,372)	(1,780)
Other loss, net	(47)	(165)
Income from continuing operations before income taxes	58,402	20,825
Income tax expense	(11,097)	(5,719)
Income from continuing operations	47,305	15,106
Loss from discontinued operations, net of tax	(29)	(42)
Net income	47,276	15,064
Net income attributable to noncontrolling interests	(1,077)	(960)
Net income attributable to SSI shareholders	$46,199	$14,104

Net income per share attributable to SSI shareholders:
Basic:
Income per share from continuing operations	$1.64	$0.51
Net income per share	$1.64	$0.51
Diluted:
Income per share from continuing operations	$1.55	$0.50
Net income per share	$1.55	$0.50
Weighted average number of common shares:
Basic	28,159	27,807
Diluted	29,885	28,485

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2021	2020
Net income	$47,276	$15,064
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,115)	239
Pension obligations, net	390	(260)
Total other comprehensive loss, net of tax	(725)	(21)
Comprehensive income	46,551	15,043
Less comprehensive income attributable to noncontrolling interests	(1,077)	(960)
Comprehensive income attributable to SSI shareholders	$45,474	$14,083

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
Three Months Ended November 30, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of September 1, 2020	26,899	$26,899	200	$200	$36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436
Net income	—	—	—	—	—	14,104	—	14,104	960	15,064
Other comprehensive income, net of tax	—	—	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(723)	(723)
Issuance of restricted stock	543	543	—	—	(543)	—	—	—	—	—
Restricted stock withheld for taxes	(188)	(188)	—	—	(3,782)	—	—	(3,970)	—	(3,970)
Share-based compensation cost	—	—	—	—	3,019	—	—	3,019	—	3,019
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,257)	—	(5,257)	—	(5,257)
Balance as of November 30, 2020	27,254	$27,254	200	$200	$35,310	$658,710	$(36,892)	$684,582	$3,966	$688,548

	Common Stock				Additional		Accumulated Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
Three Months Ended November 30, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of September 1, 2021	27,332	$27,332	200	$200	$49,074	$793,712	$(34,554)	$835,764	$4,015	$839,779
Net income	—	—	—	—	—	46,199	—	46,199	1,077	47,276
Other comprehensive income, net of tax	—	—	—	—	—	—	(725)	(725)	—	(725)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,026)	(1,026)
Issuance of restricted stock	470	470	—	—	(470)	—	—	—	—	—
Restricted stock withheld for taxes	(178)	(178)	—	—	(9,399)	—	—	(9,577)	—	(9,577)
Share-based compensation cost	—	—	—	—	4,436	—	—	4,436	—	4,436
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,407)	—	(5,407)	—	(5,407)
Balance as of November 30, 2021	27,624	$27,624	200	$200	$43,641	$834,504	$(35,279)	$870,690	$4,066	$874,756

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2021	2020
Cash flows from operating activities:
Net income	$47,276	$15,064
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	17,220	14,826
Inventory write-downs	192	—
Deferred income taxes	11,227	4,770
Undistributed equity in earnings of joint ventures	(236)	(727)
Share-based compensation expense	4,392	2,984
Loss (gain) on disposal of assets, net	307	(61)
Unrealized foreign exchange (gain) loss, net	(10)	82
Credit loss (recoveries), net	(4)	33
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(68,490)	(29,116)
Inventories	(45,581)	(25,928)
Income taxes	(59)	5,324
Prepaid expenses and other current assets	546	738
Other long-term assets	(488)	(737)
Operating lease assets and liabilities	(337)	(375)
Accounts payable	20,509	19,015
Accrued payroll and related liabilities	(38,642)	(12,529)
Other accrued liabilities	21,327	(5,204)
Environmental liabilities	(3,628)	1,252
Other long-term liabilities	210	3,158
Net cash used in operating activities	(34,269)	(7,431)
Cash flows from investing activities:
Capital expenditures	(39,719)	(31,827)
Acquisitions, net of acquired cash	(113,939)	—
Proceeds from insurance and sale of assets	10,643	80
Net cash used in investing activities	(143,015)	(31,747)
Cash flows from financing activities:
Borrowings from long-term debt	271,091	92,714
Repayment of long-term debt	(86,314)	(53,781)
Taxes paid related to net share settlement of share-based payment awards	(9,577)	(3,970)
Distributions to noncontrolling interests	(1,026)	(723)
Dividends paid	(5,568)	(5,680)
Net cash provided by financing activities	168,606	28,560
Effect of exchange rate changes on cash	(59)	(11)
Net decrease in cash and cash equivalents	(8,737)	(10,629)
Cash and cash equivalents as of beginning of period	27,818	17,887
Cash and cash equivalents as of end of period	$19,081	$7,258

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$611	$1,364
Income taxes (refunded), net	$(80)	$(4,389)
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in current liabilities	$12,417	$11,412

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021. The results for the three months ended November 30, 2021 and 2020 are not necessarily indicative of the results of operations for the entire fiscal year.

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

The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s internal organizational and reporting structure includes a single operating and reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $58 million and $47 million as of November 30, 2021 and August 31, 2021, respectively.

Accounts Receivable, net

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company extends credit to customers under contracts containing customary and explicit payment terms, and payment is generally required within 30 to 60 days of shipment. Nonferrous export sales typically require a deposit prior to shipment. Historically, almost all the Company’s ferrous export sales have been made with letters of credit. Ferrous and nonferrous metal sales to domestic customers and finished steel sales are generally made on open account, and a portion of these sales are covered by credit insurance.

The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or required deposits prior to shipment, the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted.

SCHNITZER STEEL INDUSTRIES, INC.

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $3 million and $2 million for the three months ended November 30, 2021 and 2020, respectively.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $23 million and $22 million as of November 30, 2021 and August 31, 2021, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance, and prepaid property taxes.

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

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurance carriers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible. Receivables from insurers totaled $10 million and $21 million as of November 30, 2021 and August 31, 2021, respectively. Receivables from insurers comprised primarily $6 million relating to environmental claims and $4 million relating to workers’ compensation claims as of each of November 30, 2021 and August 31, 2021, and $10 million as of August 31, 2021 relating to property damage and other claims in connection with the May 2021 fire at the Company’s melt shop operations. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of both November 30, 2021 and August 31, 2021 also included approximately $7.6 million in cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 5 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of November 30, 2021 and August 31, 2021. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

Accounting for Impacts of Involuntary Events

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

SCHNITZER STEEL INDUSTRIES, INC.

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The ramp-up phase, while significantly advanced, continues through the date of this report. In addition to the loss of business income experienced during the shutdown of the steel mill, the Company continues to experience loss of business income as a result of the fire, including during the ramp-up phase and potentially beyond. The Company filed initial insurance claims for the property that experienced physical loss or damage and business income losses resulting from the matter. As of August 31, 2021, prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that had been incurred by the Company as of August 31, 2021. In the first quarter of fiscal 2022, the Company increased the amount of this insurance receivable to $14 million and recognized a related $3 million insurance recovery gain within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income. In addition, during the first quarter of fiscal 2022, the Company received advance payments from insurance carriers totaling approximately $30 million towards the Company’s claims, and not reflecting any final or full settlement of claims with the carriers, which amount reduced the $14 million insurance receivable to zero with the remaining amount of advance payments of $16 million reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2021.

See “Everett Facility Shredder Fire” in Note 12 – Subsequent Events for disclosure of a subsequent event related to a fire at the Company’s metals recycling facility in Everett, Massachusetts.

Business Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed, and the resulting goodwill balance, based on information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of November 30, 2021. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures.

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2021	August 31, 2021
Processed and unprocessed scrap metal	$203,477	$164,960
Semi-finished goods	17,013	7,671
Finished goods	46,963	39,368
Supplies	46,419	44,428
Inventories	$313,872	$256,427

SCHNITZER STEEL INDUSTRIES, INC.

Note 3 - Business Acquisition

On October 1, 2021, the Company used cash on hand and borrowings under existing credit facilities to acquire eight metals recycling facilities across Mississippi, Tennessee, and Kentucky from Columbus Recycling, a provider of recycled ferrous and nonferrous metal products and recycling services. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in Accounting Standards Codification Topic 805, Business Combinations, and summarized in “Business Acquisitions” in Note 1 – Summary of Significant Accounting Policies. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. The Company paid at closing an additional $7 million for estimated net working capital in excess of the benchmark, resulting in total purchase consideration measured as of the end of the first quarter of fiscal 2022 of approximately $114 million. As of the date of this report, measurement of actual acquired net working capital, as well as the fair values of certain other acquired assets and assumed liabilities, is still preliminary and subject to change based on the completion of valuation procedures. The acquired Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with the Company’s twelve existing regional metals recycling facilities in Georgia, Alabama, and Tennessee, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeast, giving rise to expected benefits supporting the amount of acquired goodwill.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company as of the October 1, 2021 acquisition date (in thousands):

Cash	$325
Accounts receivable	22,763
Inventories	10,060
Other current assets	255
Property, plant and equipment	13,570
Operating lease right-of-use assets	254
Goodwill(1)	62,325
Intangibles and other assets	19,741
Total assets acquired	129,293
Current liabilities	11,680
Other liabilities	3,350
Total liabilities assumed	15,030
Net assets acquired	$114,263

(1)	Approximately $59 million of the provisional amount of acquired goodwill is tax deductible.

The following table summarizes the provisional purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the October 1, 2021 acquisition date (in thousands):

		Useful Life
Supplier relationships	$17,245	7
Customer relationships	2,496	7
	$19,741

The results of operations for the acquired Columbus Recycling business beginning as of the October 1, 2021 acquisition date are included in the accompanying financial statements. For each of the three months ended November 30, 2021 and 2020, the unaudited amount of revenues of the acquired Columbus Recycling business equaled approximately 6% of the Company’s consolidated revenues reported in the Unaudited Condensed Consolidated Statements of Income, and the unaudited amount of net income of the acquired Columbus Recycling business was not material to the financial statements taken as a whole. Because the pro forma results of operations of the Company for the periods presented in this report would not be materially different as a result of the acquisition, this information is not presented.

SCHNITZER STEEL INDUSTRIES, INC.

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results. There were no triggering events identified during the first three months of fiscal 2022 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

The gross change in the carrying amount of goodwill for the three months ended November 30, 2021 was as follows (in thousands):

Goodwill
August 31, 2021	$170,304
Additions(1)	62,325
Foreign currency translation adjustment	(262)
November 30, 2021	$232,367

(1)	Additions relate entirely to the acquired Columbus Recycling business, and the amount of acquired goodwill is provisional as of November 30, 2021. See Note 3 – Business Acquisitions.

Accumulated goodwill impairment charges were $471 million as of both November 30, 2021 and August 31, 2021.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2021 were as follows (in thousands):

Balance as of September 1, 2021	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2021	Short-Term	Long-Term
$77,128	$3,373	$(3,844)	$76,657	$21,568	$55,089

The Company had environmental liabilities of $77 million as of both November 30, 2021 and August 31, 2021, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues, and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

SCHNITZER STEEL INDUSTRIES, INC.

remedial action costs. The Company expects the next major stage of the allocation process to proceed in parallel with the remedial design process.

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at the Site. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. The Company has insurance policies that it believes will provide reimbursement for costs related to this matter. As of November 30, 2021 and August 31, 2021, the Company had an insurance receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 – Summary of Significant Accounting Policies for further discussion of receivables from insurers.

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

The Company’s environmental liabilities as of November 30, 2021 and August 31, 2021 included $5 million and $6 million, respectively, relating to the Portland Harbor matters described above.

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

SCHNITZER STEEL INDUSTRIES, INC.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of November 30, 2021 and August 31, 2021, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of both November 30, 2021 and August 31, 2021, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of a specific remedy implementation plan. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that have the potential to impact the required remedial actions and associated cost estimates pending further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of November 30, 2021 and August 31, 2021 included $17 million and $19 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary has agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plan for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of both November 30, 2021 and August 31, 2021 included $8 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval, and implementation of the remediation action plan.

SCHNITZER STEEL INDUSTRIES, INC.

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

Contingencies – Other

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

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended November 30, 2021			Three Months Ended November 30, 2020
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(31,609)	$(2,945)	$(34,554)	$(34,184)	$(2,687)	$(36,871)
Other comprehensive (loss) income before reclassifications	(1,115)	451	(664)	239	(385)	(146)
Income tax (expense) benefit	—	(101)	(101)	—	87	87
Other comprehensive (loss) income before reclassifications, net of tax	(1,115)	350	(765)	239	(298)	(59)
Amounts reclassified from accumulated other comprehensive loss	—	52	52	—	49	49
Income tax (benefit)	—	(12)	(12)	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	40	40	—	38	38
Net periodic other comprehensive (loss) income	(1,115)	390	(725)	239	(260)	(21)
Balances - November 30 (End of period)	$(32,724)	$(2,555)	$(35,279)	$(33,945)	$(2,947)	$(36,892)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Income in all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended November 30,
	2021	2020
Major product information:
Ferrous revenues	$465,856	$252,206
Nonferrous revenues	194,429	119,709
Steel revenues(1)	103,238	88,414
Retail and other revenues	34,595	31,778
Total revenues	$798,118	$492,107
Revenues based on sales destination:
Foreign	$471,173	$268,399
Domestic	326,945	223,708
Total revenues	$798,118	$492,107

(1)	Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of November 30, 2021 and August 31, 2021, receivables from contracts with customers, net of an allowance for credit losses, totaled $299 million and $210 million, respectively, representing 98% of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $7 million and $8 million as of November 30, 2021 and August 31, 2021, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three months ended November 30, 2021, the Company reclassified $6 million in contract liabilities as of August 31, 2021 to revenues as a result of satisfying performance obligations during the period. During the three months ended November 30, 2020, the Company reclassified $5 million in contract liabilities as of August 31, 2020 to revenues as a result of satisfying performance obligations during the period.

Note 8 - Share-Based Compensation

In the first quarter of fiscal 2022, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors granted 158,656 restricted stock units (“RSUs”) and 153,080 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan.

The RSUs have a five-year term and vest 20% per year commencing October 31, 2022. The aggregate fair value of all the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $8 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the awards is the longer of two years or the period ending on the date retirement eligibility is achieved.

SCHNITZER STEEL INDUSTRIES, INC.

The performance share awards comprise two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in the first quarter of fiscal 2022, the performance metrics are the Company’s recycled metal volume growth and its return on capital employed (“ROCE”). Award share payouts depend on the extent to which the performance goals have been achieved, which performance-based payout factors are adjusted by a total shareholder return (“TSR”) modifier based on the Company’s average TSR percentile rank relative to a designated peer group. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by an initial payout factor based on recycled metal volume growth and ROCE, which ranges from a threshold of 50% to a maximum of 200%. The final payout factor is then determined by applying the TSR modifier to the initial payout factor within a certain range, with a maximum increase or decrease of 20%.

The Company granted 76,540 performance share awards based on its recycled metal volume growth metric with TSR modifier and 76,540 performance share awards based on its ROCE metric with TSR modifier over a three-year performance period consisting of the Company’s 2022, 2023, and 2024 fiscal years. The Company estimated the fair value of performance share awards granted in the first quarter of fiscal 2022 using a Monte-Carlo simulation model utilizing several key assumptions, including the following:

Percentage
Expected share price volatility (SSI)	51.6%
Expected share price volatility (Peer group)	58.5%
Expected correlation to peer group companies	46.0%
Risk-free rate of return	0.61%

The estimated aggregate fair value of these performance share awards at the date of grant was $8 million. The Company accrues compensation cost for these performance share awards based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded irrespective of the TSR modifier, the effects of which are incorporated in the grant-date fair value of the awards. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2024.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2022 was an expense on pre-tax income of 19.0%, compared to 27.5% for the comparable prior year period. For the first quarter of fiscal 2022, the Company’s effective tax rate from continuing operations was lower than the U.S. federal statutory rate of 21% primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, which more than offset the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results. For the first quarter of fiscal 2021, the Company’s effective tax rate from continuing operations was higher than the U.S. federal statutory rate primarily due to the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

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

SCHNITZER STEEL INDUSTRIES, INC.

Note 10 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI shareholders (in thousands):

	Three Months Ended November 30,
	2021	2020
Income from continuing operations	$47,305	$15,106
Net income attributable to noncontrolling interests	(1,077)	(960)
Income from continuing operations attributable to SSI shareholders	46,228	14,146
Loss from discontinued operations, net of tax	(29)	(42)
Net income attributable to SSI shareholders	$46,199	$14,104
Computation of shares:
Weighted average common shares outstanding, basic	28,159	27,807
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	1,726	678
Weighted average common shares outstanding, diluted	29,885	28,485

Common stock equivalent shares of 89,068 and 153,374 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three months ended November 30, 2021 and 2020, respectively.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $6 million and $3 million for the three months ended November 30, 2021 and 2020, respectively.

Note 12 – Subsequent Events

Everett Facility Shredder Fire

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. The Company filed initial insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. Given that the incident occurred after the end of the Company’s first quarter of fiscal 2022, the matter did not have an impact on the Company’s results of operations for that quarter. Due to the short period between the date of the incident and the date of this report, the Company cannot at this time reasonably estimate the amount of non-cash asset impairment losses resulting from this event, the cost of repair and replacement of property that experienced physical loss or damage, and the related amount of insurance reimbursements for property loss and damage and business income loss.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three months ended November 30, 2021 and 2020. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2021, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

We sell recycled ferrous and nonferrous metal in both foreign and domestic markets. We also sell a range of finished steel long products produced at our steel mill. We acquire, process, and recycle end-of-life (salvaged) vehicles, rail cars, home appliances, industrial machinery, manufacturing scrap, and construction and demolition scrap through our facilities. Our retail self-service auto parts stores located across the United States (“U.S.”) and Western Canada, which operate under the commercial brand-name Pick-n-Pull, procure the significant majority of our salvaged vehicles and sell serviceable used auto parts from these vehicles. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels, and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities to be shredded or sold to third parties when geographically more economical. At our metals recycling facilities, we process mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding, separating, and sorting, resulting in recycled ferrous, nonferrous, and mixed metal pieces of a size, density, and metal content required by customers to meet their production needs. Each of our shredding, nonferrous processing, and separation systems is designed to optimize the recovery of valuable recycled metal. We also purchase nonferrous metal directly from industrial vendors and other suppliers and aggregate and prepare this metal for shipment to customers by ship, rail, or truck. In addition to the sale of recycled metal processed at our facilities, we also provide a variety of recycling and related services including brokering the sale of ferrous and nonferrous scrap metal generated by industrial entities and demolition projects to customers in the domestic market, among other services. Our steel mill produces semi-finished goods (billets) and finished goods, consisting of rebar, coiled rebar, wire rod, merchant bar, and other specialty products, using recycled ferrous metal sourced internally from our recycling and joint venture operations and other raw materials.

We operate seven deepwater port locations, six of which are equipped with large-scale shredders. Our deepwater port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Tacoma, Washington; and Portland, Oregon) and access to public deepwater port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to efficiently meet the global demand for recycled ferrous metal by enabling us to ship bulk cargoes to steel manufacturers located in Europe, Africa, the Middle East, Asia, North America, Central America, and South America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, wholesalers, and other recycled metal processors globally. We also transport both ferrous and nonferrous metals by truck, rail, and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities, and to meet regional domestic demand.

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

SCHNITZER STEEL INDUSTRIES, INC.

Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for recycled ferrous and nonferrous metal and finished steel products, the supply of scrap metal in our domestic markets, and varying demand for used auto parts from our self-service retail stores. Certain of these factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection and production levels at our facilities, and retail admissions and parts sales at our auto parts stores. Further, sanctions, trade actions, and licensing, product quality, and inspection requirements can impact the level of profitability on sales of our products and, in certain cases, impede or restrict our ability to sell to certain export markets or require us to direct our sales to alternative market destinations, which can cause our quarterly operating results to fluctuate.

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and safety of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Further, we implemented infection control measures at all our sites and put in place travel and in-person meeting restrictions and other physical distancing measures. Following the onset of COVID-19 and its negative effects on our business, global economic conditions improved during fiscal 2021, resulting in increased demand for our products. Beginning in our second quarter of fiscal 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. The existence of new or enduring variant strains of COVID-19 may lead to a rise in infections, which could cause delays in the easing of restrictions previously in place and the implementation of new restrictions and mandates, and there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The ramp-up phase, while significantly advanced, continues through the date of this report. In addition to the loss of business income experienced during the shutdown of the steel mill, we continue to experience loss of business income as a result of the fire, including during the ramp-up phase and potentially beyond. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. The property damage deductible under the policies insuring the Company’s assets in this matter is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. As of August 31, 2021, prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that we had incurred as of August 31, 2021. In the first quarter of fiscal 2022, we increased the amount of this insurance receivable to $14 million and recognized a related $3 million insurance recovery gain within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income. In addition, during the first quarter of fiscal 2022, we received advance payments from insurance carriers totaling approximately $30 million towards our claims, and not reflecting any final or full settlement of claims with the carriers, which amount reduced the $14 million insurance receivable to zero with the remaining amount of $16 million reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2021.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while the separation systems that recover nonferrous metals from the shredder aggregate are expected to cease operations shortly when the existing backlog is processed. All non-shredding operations at the facility, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals continue.

SCHNITZER STEEL INDUSTRIES, INC.

Given that the incident occurred after the end of our first quarter of fiscal 2022, the matter did not have an impact on our results of operations for that quarter. Based on our current schedule, we expect to substantially complete repair and replacement of portions of the property that experienced physical loss or damage to enable resumption of shredding operations at the facility within the second quarter of fiscal 2022. Completion of the remainder of repair and replacement of property that experienced physical loss or damage will likely occur over a longer period. Impacts on business income are expected to continue during the period of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities and may continue thereafter. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities, which themselves are subject to significant uncertainty for a variety of reasons. For further discussion of the accounting for this matter, see “Accounting for Impacts of Involuntary Events” in Note 1 – Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, business development costs not related to ongoing operations including pre-acquisition expenses, charges for legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

Our non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable GAAP measures. Although we find these non-GAAP financial measures useful in evaluating the performance of our business, our reliance on these measures is limited because they often materially differ from our consolidated financial statements presented in accordance with GAAP. Therefore, we typically use these adjusted amounts in conjunction with our GAAP results to address these limitations. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Financial Highlights of Results of Operations for the First Quarter of Fiscal 2022

•	Diluted earnings per share from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2022 was $1.55, compared to $0.50 per share in the prior year quarter.
•	Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2022 was $1.58, compared to $0.57 per share in the prior year quarter.
•	Net income in the first quarter of fiscal 2022 was $47 million, compared to $15 million in the prior year quarter.
•	Adjusted EBITDA in the first quarter of fiscal 2022 was $78 million, compared to $40 million in the prior year quarter.

SCHNITZER STEEL INDUSTRIES, INC.

Market conditions for recycled metals were strong in the first quarter of fiscal 2022, leading to significantly higher average net selling prices and increased sales volumes for our ferrous and nonferrous products compared to the prior year quarter. In the first quarter of fiscal 2022, the average net selling prices for our ferrous and nonferrous products increased by 66% and 64%, respectively, and sales volumes for these products increased by 9% and 11%, respectively, compared to the prior year quarter. The increased sales volumes in part reflected additional volumes arising from the Columbus Recycling business acquired on October 1, 2021. Market conditions for our finished steel products also improved in the first quarter of fiscal 2022, which contributed to finished steel average selling prices increasing by 58% compared to the prior year quarter. Finished steel sales volumes were 26% lower in the first quarter of fiscal 2022 compared to the prior year quarter primarily due to the impact on current quarter volumes of the ramp-up of steel mill operations that began in August 2021 and which continued beyond the end of the first quarter of fiscal 2022. The ramp-up of operations followed completion of repair and replacement of damaged property arising from the May 2021 steel mill fire. The improvement in our results for the first quarter of fiscal 2022 reflected substantial benefits from the higher price environment, including a significant expansion in our ferrous metal spreads and finished steel metal margins, greater contributions from sales of nonferrous products, and increased ferrous and nonferrous sales volumes supported by strong demand, compared to the prior year quarter. Selling, general, and administrative expense in the first quarter of fiscal 2022 increased by 11% compared to the prior year quarter primarily due to an increase in employee-related and outside services expenses, including from higher costs resulting from our acquisition and other growth-related activities, increased competition for employees in a tight labor market, and the impacts of inflation.

The following items further highlight selected liquidity and capital structure metrics:

•

For the first three months of fiscal 2022, net cash used in operating activities was $34 million, compared to $7 million in the prior year comparable period, in each case reflecting uses of cash for net working capital that exceeded sources of cash from earnings.

•

Debt was $260 million as of November 30, 2021, compared to $75 million as of August 31, 2021, which increase was primarily due to increased borrowings from our credit facilities to fund the acquisition of the assets of the Columbus Recycling business and higher net working capital needs.

•	Debt, net of cash, was $241 million as of November 30, 2021, compared to $47 million as of August 31, 2021.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended November 30,
($ in thousands, except for prices and per share amounts)	2021	2020	%
Ferrous revenues	$465,856	$252,206	85%
Nonferrous revenues	194,429	119,709	62%
Steel revenues(1)	103,238	88,414	17%
Retail and other revenues	34,595	31,778	9%
Total revenues	798,118	492,107	62%
Cost of goods sold	683,244	420,094	63%
Gross margin (total revenues less cost of goods sold)	$114,874	$72,013	60%
Gross margin (%)	14.4%	14.6%	(2)%
Selling, general and administrative expense	$55,267	$49,906	11%
Diluted earnings per share from continuing operations attributable to SSI shareholders:
Reported	$1.55	$0.50	210%
Adjusted(2)	$1.58	$0.57	177%
Net income	$47,276	$15,064	214%
Adjusted EBITDA(2)	$78,086	$40,255	94%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$431	$242	78%
Foreign	$450	$276	63%
Average	$446	$269	66%
Ferrous volumes (LT, in thousands):
Domestic(4)	430	388	11%
Foreign	718	665	8%
Total ferrous volumes (LT, in thousands)(4)	1,148	1,053	9%
Average nonferrous sales price ($/pound)(3)(5)	$1.05	$0.64	64%
Nonferrous volumes (pounds, in thousands)(4)(5)	153,227	138,236	11%
Finished steel average sales price ($/ST)(3)	$979	$621	58%
Finished steel sales volumes (ST, in thousands)	99	134	(26)%
Cars purchased (in thousands)(6)	80	78	3%
Number of auto parts stores at period end	50	50	(—)%
Rolling mill utilization(7)	78%	97%	(20)%

NM = Not Meaningful

LT = Long Ton, which is equivalent to 2,240 pounds. ST = Short Ton, which is equivalent to 2,000 pounds.

(1)	Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.
(2)	See the reconciliations of Non-GAAP Financial Measures at the end of this Item 2.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Ferrous and nonferrous volumes sold externally and delivered to our steel mill for finished steel production.
(5)	Average sales price and volume information excludes platinum group metals (“PGMs”) in catalytic converters.
(6)	Cars purchased by auto parts stores only.
(7)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in the first quarter of fiscal 2022 increased by 62% compared to the prior year quarter primarily due to significantly higher average net selling prices and increased sales volumes for our ferrous and nonferrous products driven by strong market conditions for recycled metals globally. In the first quarter of fiscal 2022, the average net selling prices for our ferrous and nonferrous products increased by 66% and 64%, respectively, and sales volumes for these products increased by 9% and 11%, respectively, compared to the prior year quarter. The expansion in export ferrous sales volumes compared to the prior year quarter reflected strong demand for recycled ferrous metal from steelmakers globally, the effects of which were partially offset by the impact of logistics constraints including ship delays for sales to export customers. The increased ferrous and nonferrous sales volumes in part reflected additional volumes arising from the Columbus Recycling business acquired on October 1, 2021. Finished steel average selling prices were significantly higher in the first quarter of fiscal 2022 compared to the prior year quarter, reflecting robust demand in West Coast construction markets. The impact of these higher average selling prices on steel revenues in the first quarter of fiscal 2022 was partially offset by lower sales volumes and rolling mill utilization compared to the prior year quarter, which were primarily due to the impact on current quarter volumes of the ramp-up of steel mill operations that began in August 2021 and continued beyond the end of the first quarter of fiscal 2022. The ramp-up of operations followed completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

Operating Performance

Net income in the first quarter of fiscal 2022 was $47 million, compared to $15 million in the prior year quarter. Adjusted EBITDA in the first quarter of fiscal 2022 was $78 million, compared to $40 million in the prior year quarter. The improvement in our results for the first quarter of fiscal 2022 reflected substantial benefits from the higher price environment, including a significant expansion in our ferrous metal spreads and finished steel metal margins, greater contributions from sales of nonferrous products, and increased ferrous and nonferrous sales volumes supported by strong demand, compared to the prior year quarter. Ferrous metal spreads in the first quarter of fiscal 2022 increased by approximately 60%, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, increased by approximately 50% compared to the prior year quarter. In the first quarter of fiscal 2022, we recognized insurance recoveries of $3 million related to the May 2021 fire at our steel mill, partially offsetting the adverse impact of lower finished steel sales volumes due to ramping up operations in the current quarter. Selling, general, and administrative expense in the first quarter of fiscal 2022 increased by 11% compared to the prior year quarter primarily due to an increase in employee-related and outside services expenses, including from higher costs resulting from our acquisition and other growth-related activities, increased competition for employees in a tight labor market, and the impacts of inflation.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Income Tax

The effective tax rate from continuing operations for the first quarter of fiscal 2022 was an expense on pre-tax income of 19.0%, compared to 27.5% for the comparable prior year period. For the first quarter of fiscal 2022, the effective tax rate from continuing operations was lower than the U.S. federal statutory rate of 21% primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, which more than offset the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results. For the first quarter of fiscal 2021, the effective tax rate from continuing operations was higher than the U.S. federal statutory rate primarily due to the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $19 million and $28 million as of November 30, 2021 and August 31, 2021, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2021, debt was $260 million compared to $75 million as of August 31, 2021, and debt, net of cash, was $241 million as of November 30, 2021, compared to $47 million as of August 31, 2021, which increases were primarily due to increased borrowings from our credit facilities to fund the

SCHNITZER STEEL INDUSTRIES, INC.

acquisition of the assets of the Columbus Recycling business on October 1, 2021, and higher net working capital needs. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash used in operating activities in the first three months of fiscal 2022 was $34 million, compared to $7 million in the first three months of fiscal 2021.

Uses of cash in the first three months of fiscal 2022 included a $68 million increase in accounts receivable primarily due to higher selling prices and higher sales volumes for recycled metals, as well as the timing of sales and collections, a $46 million increase in inventories due to higher raw material purchase costs and the timing of purchases and sales, and a $39 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation previously accrued under our fiscal 2021 plans. Sources of cash in the first three months of fiscal 2022 included a $21 million increase in other accrued liabilities primarily reflecting the portion of advance payments from insurance carriers received in the period towards our claims arising from the May 2021 steel mill fire deemed attributable to operating activities, and a $21 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of purchases and payments. The sources and uses of cash related to operating activities described above also reflect higher net working capital needs in the first quarter during the ramp-up of steel mill operations that began in August 2021 following completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

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

Investing Activities

Net cash used in investing activities was $143 million in the first three months of fiscal 2022, compared to $32 million in the first three months of fiscal 2021.

Cash used in investing activities in the first three months of fiscal 2022 included $114 million paid to acquire the assets of the Columbus Recycling business on October 1, 2021, which amount included $7 million paid at closing for estimated net working capital in excess of an agreed-upon benchmark. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. See Note 3 - Business Acquisition in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail.

Cash used in investing activities in the first three months of fiscal 2022 also included capital expenditures of $40 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $32 million in the prior year period. Cash flows from investing activities in the first three months of fiscal 2022 included proceeds of $10 million representing the portion of advance payments from insurance carriers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the May 2021 steel mill fire.

Financing Activities

Net cash provided by financing activities in the first three months of fiscal 2022 was $169 million, compared to $29 million in the first three months of fiscal 2021.

Cash flows from financing activities in the first three months of fiscal 2022 included $185 million in net borrowings of debt, compared to $39 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three months of fiscal 2022 and 2021 included $10 million and $4 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $6 million in each period for the payment of dividends.

SCHNITZER STEEL INDUSTRIES, INC.

Debt

Our senior secured revolving credit facilities, which provide for revolving loans of $700 million and C$15 million, mature in August 2023 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the credit agreement are based, at our option, on either the London Interbank Offered Rate (“LIBOR”) (or the Canadian equivalent for C$ loans), plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to our ratio of consolidated funded debt to EBITDA. The credit facility provides that LIBOR or any LIBOR successor rate is subject to a 0.50% floor and contains mechanics by which the parties may replace the benchmark interest rate used in the agreement from LIBOR to one or more rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York or another alternative benchmark rate.

We had borrowings outstanding under our credit facilities of $245 million as of November 30, 2021 and $60 million as of August 31, 2021. The weighted average interest rate on amounts outstanding under our credit facilities was 1.78% and 1.75% as of November 30, 2021 and August 31, 2021, respectively.

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

As of November 30, 2021, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 7.52 to 1.00 as of November 30, 2021. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.23 to 1.00 as of November 30, 2021.

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

Other debt obligations, which totaled $8 million as of both November 30, 2021 and August 31, 2021, primarily relate to an equipment purchase, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter.

SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures

Capital expenditures totaled $40 million for the first three months of fiscal 2022, compared to $32 million for the prior year period. Capital expenditures in the first three months of fiscal 2022 included approximately $10 million for investments in growth. We currently plan to invest in the range of $130 million to $160 million in capital expenditures in fiscal 2022. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment and infrastructure and for environmental and safety-related assets, using cash generated from operations and available credit facilities. The COVID-19 pandemic has contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $7 million in capital expenditures for environmental projects in the first three months of fiscal 2022, and we currently plan to invest in the range of $30 million to $40 million for such projects in fiscal 2022. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

We have been identified by the United States Environmental Protection Agency as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (the “Site”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with the Site, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation, and mitigation for natural resource damages claims in connection with the Site, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to the Site, as well as related to other legacy environmental loss contingencies, could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Dividends

On October 19, 2021, our Board of Directors declared a dividend for the first quarter of fiscal 2022 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 22, 2021.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock. As of November 30, 2021, we had authorization to repurchase up to a remaining 706 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We did not repurchase our common stock during the first three months of fiscal 2022.

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

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2021, we had $8 million outstanding under these arrangements.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2021, other than the following.

Business Acquisitions

We recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, we may update the value allocated to the assets acquired and liabilities assumed, and the resulting goodwill balance, based on information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. See Note 3 - Business Acquisition in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for disclosure of our acquisition of the assets of the Columbus Recycling business on October 1, 2021. As of the date of this report, measurement of actual acquired net working capital, as well as the fair values of certain other acquired assets and assumed liabilities, is still preliminary and subject to change based on the completion of valuation procedures.

Recently Issued Accounting Standards

We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations, or cash flows upon adoption.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term borrowings (i.e., total debt) and (ii) cash and cash equivalents. We believe that presenting debt, net of cash is useful to investors as a measure of our leverage, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2021	August 31, 2021
Short-term borrowings	$3,501	$3,654
Long-term debt, net of current maturities	256,215	71,299
Total debt	259,716	74,953
Less cash and cash equivalents	19,081	27,818
Total debt, net of cash	$240,635	$47,135

SCHNITZER STEEL INDUSTRIES, INC.

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2021	2020
Borrowings from long-term debt	$271,091	$92,714
Repayments of long-term debt	(86,314)	(53,781)
Net borrowings (repayments) of debt	$184,777	$38,933

Adjusted EBITDA, adjusted selling, general and administrative expense, adjusted income from continuing operations attributable to SSI shareholders, and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for business development costs not related to ongoing operations including pre-acquisition expenses, legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of net income to adjusted EBITDA, and adjusted selling, general and administrative expense (in thousands):

	Three Months Ended November 30,
	2021	2020
Reconciliation of adjusted EBITDA:
Net income	$47,276	$15,064
Loss from discontinued operations, net of tax	29	42
Interest expense	1,372	1,780
Income tax expense	11,097	5,719
Depreciation and amortization	17,220	14,826
Business development costs	614	—
Charges for legacy environmental matters, net(1)	456	2,760
Restructuring charges and other exit-related activities	22	64
Adjusted EBITDA	$78,086	$40,255

Selling, general and administrative expense:
As reported	$55,267	$49,906
Business development costs	(614)	—
Charges for legacy environmental matters, net(1)	(456)	(2,760)
Adjusted	$54,197	$47,146

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

Following are reconciliations of adjusted income from continuing operations attributable to SSI shareholders and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended November 30,
	2021	2020
Income from continuing operations attributable to SSI shareholders:
As reported	$46,228	$14,146
Business development costs	614	—
Charges for legacy environmental matters, net(1)	456	2,760
Restructuring charges and other exit-related activities	22	64
Income tax benefit allocated to adjustments(2)	(249)	(649)
Adjusted	$47,071	$16,321

Diluted earnings per share from continuing operations attributable to SSI shareholders:
As reported	$1.55	$0.50
Business development costs, per share	0.02	—
Charges for legacy environmental matters, net, per share(1)	0.02	0.10
Restructuring charges and other exit-related activities, per share	—	—
Income tax benefit allocated to adjustments, per share(2)	(0.01)	(0.02)
Adjusted(3)	$1.58	$0.57

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

(2)

Income tax allocated to the aggregate adjustments reconciling reported and adjusted income from continuing operations attributable to SSI shareholders and diluted earnings per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.

(3)	May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of November 30, 2021.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2021.

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

As of November 30, 2021 and August 31, 2021, 43% and 30%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 99% and 97% was less than 60 days past due as of November 30, 2021 and August 31, 2021, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of November 30, 2021 and August 31, 2021, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of the acquired Columbus Recycling business, which we acquired on October 1, 2021, from its evaluation of the effectiveness of our disclosure controls and procedures. The Columbus Recycling business represented approximately 8% of our consolidated total assets and 3% of our consolidated total revenues as of and for the quarter ended November 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, incorporated by reference herein.

In the previously reported matter filed by The Athletics Investment Group LLC (A’s) against the California State Department of Toxic Substances Control (DTSC) as Respondent and the Company as Real Party in Interest, the stay pending appeal of the Superior Court order was lifted. That order mandated that the DTSC rescind the “f” letters pursuant to which DTSC classified treated shredder residue from the Company’s metal shredding facility in California as a “nonhazardous waste,” which among other things permits its use as alternative daily cover at municipal landfills. Accordingly, on November 29, 2021, the DTSC rescinded the Company’s “f” letters. On December 10, 2021, the DTSC issued an emergency regulation that permits the Company to continue to dispose of treated shredder residue as non-hazardous waste under a conditional exclusion. The Company’s appeal of both the Superior Court order lifting the stay and the underlying order requiring rescission of the “f” letters are pending before the California State Court of Appeals, First Appellate District, Division Three.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2021, except as follows.

Equipment upgrades, equipment failures, and facility damage may lead to production curtailments or shutdowns

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces, and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or events. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as mechanical failures, fires, earthquakes, accidents, or violent weather conditions. For instance, although the impact on our operations was not significant, certain facilities in California, Oregon, and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires. Additionally, we experienced a fire at our Cascade Steel Rolling Mills in McMinnville, Oregon in May 2021 and at our metals recycling facility in Everett, Massachusetts in December 2021. Direct physical loss or damage to property from these incidents was limited to the mill’s melt shop in the case of the steel mill and to the shredder building and equipment in the case of the Everett recycling facility, with no bodily injuries and no physical loss or damage to other buildings or equipment. While we carry insurance that we anticipate will cover repair and replacement of property that experienced physical loss or damage and business income losses resulting from these fires, as discussed in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our insurance coverage is subject to deductibles, and various conditions, exclusions, and limits. Moreover, our insurance coverage may be unavailable or insufficient to protect us against losses in the case of future events. In addition, insurance may not continue to be available in the future on acceptable terms or at acceptable costs. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events also could disrupt customer and supplier relationships and could have a material adverse effect on our financial condition, results of operations, and cash flows.

ITEM 5. OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2022.

10.2*	Fiscal 2022 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 6, 2022	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	January 6, 2022	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer