Form 10-Q
period 2022-02-28
SCHNITZER STEEL INDUSTRIES, INC.
filed 2022-04-06
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2022

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

The registrant had 27,433,470 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 4, 2022.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations, and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: the impact of pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic; the impact of equipment upgrades, equipment failures, and facility damage on production; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; inability to obtain or renew business licenses and permits; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of inflation and foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	February 28, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,823	$27,818
Accounts receivable, net of allowance for credit losses of $1,579 and $1,566	280,254	214,098
Inventories	323,931	256,427
Refundable income taxes	1,193	837
Prepaid expenses and other current assets	36,104	43,934
Total current assets	659,305	543,114
Property, plant and equipment, net of accumulated depreciation of $841,296 and $837,293	597,262	562,674
Operating lease right-of-use assets	126,155	131,221
Investments in joint ventures	13,009	12,844
Goodwill	232,537	170,304
Intangibles, net of accumulated amortization of $5,323 and $3,846	23,220	3,980
Deferred income taxes	25,982	27,561
Other assets	46,859	42,665
Total assets	$1,724,329	$1,494,363
Liabilities and Equity
Current liabilities:
Short-term borrowings	$7,451	$3,654
Accounts payable	191,418	179,917
Accrued payroll and related liabilities	33,693	69,622
Environmental liabilities	12,987	24,743
Operating lease liabilities	21,869	21,417
Accrued income taxes	2,436	3,521
Other accrued liabilities	59,317	49,976
Total current liabilities	329,171	352,850
Deferred income taxes	53,291	40,593
Long-term debt, net of current maturities	254,126	71,299
Environmental liabilities, net of current portion	54,844	52,385
Operating lease liabilities, net of current maturities	106,803	113,165
Other long-term liabilities	21,445	24,292
Total liabilities	819,680	654,584
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,433 and 27,332 shares issued and outstanding	27,433	27,332
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	40,821	49,074
Retained earnings	866,776	793,712
Accumulated other comprehensive loss	(34,438)	(34,554)
Total SSI shareholders’ equity	900,792	835,764
Noncontrolling interests	3,857	4,015
Total equity	904,649	839,779
Total liabilities and equity	$1,724,329	$1,494,363

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statement are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Revenues	$783,198	$600,111	$1,581,316	$1,092,218
Operating expense:
Cost of goods sold	670,539	487,025	1,353,783	907,119
Selling, general and administrative	61,081	54,142	116,348	104,048
(Income) from joint ventures	(591)	(454)	(827)	(1,181)
Restructuring charges and other exit-related activities	4	814	26	878
Operating income	52,165	58,584	111,986	81,354
Interest expense	(1,901)	(1,224)	(3,273)	(3,004)
Other loss, net	(55)	(242)	(102)	(407)
Income from continuing operations before income taxes	50,209	57,118	108,611	77,943
Income tax expense	(12,073)	(11,469)	(23,170)	(17,188)
Income from continuing operations	38,136	45,649	85,441	60,755
Income (loss) from discontinued operations, net of tax	29	30	—	(12)
Net income	38,165	45,679	85,441	60,743
Net income attributable to noncontrolling interests	(550)	(1,091)	(1,627)	(2,051)
Net income attributable to SSI shareholders	$37,615	$44,588	$83,814	$58,692

Net income per share attributable to SSI shareholders:
Basic:
Income per share from continuing operations	$1.33	$1.59	$2.97	$2.10
Net income per share	$1.33	$1.59	$2.97	$2.10
Diluted:
Income per share from continuing operations	$1.27	$1.54	$2.81	$2.05
Net income per share	$1.27	$1.54	$2.81	$2.05
Weighted average number of common shares:
Basic	28,231	27,991	28,195	27,899
Diluted	29,712	28,862	29,798	28,673

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net income	$38,165	$45,679	$85,441	$60,743
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	722	1,572	(393)	1,811
Pension obligations, net	119	38	509	(222)
Total other comprehensive income, net of tax	841	1,610	116	1,589
Comprehensive income	39,006	47,289	85,557	62,332
Less comprehensive income attributable to noncontrolling interests	(550)	(1,091)	(1,627)	(2,051)
Comprehensive income attributable to SSI shareholders	$38,456	$46,198	$83,930	$60,281

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended February 28, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2020	27,254	$27,254	200	$200	$35,310	$658,710	$(36,892)	$684,582	$3,966	$688,548
Net income	—	—	—	—	—	44,588	—	44,588	1,091	45,679
Other comprehensive income, net of tax	—	—	—	—	—	—	1,610	1,610	—	1,610
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(860)	(860)
Issuance of restricted stock	10	10	—	—	(10)	—	—	—	—	—
Restricted stock withheld for taxes	(1)	(1)	—	—	—	—	—	(1)	—	(1)
Share-based compensation cost	—	—	—	—	4,395	—	—	4,395	—	4,395
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,332)	—	(5,332)	—	(5,332)
Balance as of February 28, 2021	27,263	$27,263	200	$200	$39,695	$697,966	$(35,282)	$729,842	$4,197	$734,039

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended February 28, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2021	27,624	$27,624	200	$200	$43,641	$834,504	$(35,279)	$870,690	$4,066	$874,756
Net income	—	—	—	—	—	37,615	—	37,615	550	38,165
Other comprehensive income, net of tax	—	—	—	—	—	—	841	841	—	841
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(759)	(759)
Share repurchases	(200)	(200)	—	—	(7,665)	—	—	(7,865)	—	(7,865)
Issuance of restricted stock	9	9	—	—	(9)	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	—	—	—	—	—	—
Share-based compensation cost	—	—	—	—	4,854	—	—	4,854	—	4,854
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,343)	—	(5,343)	—	(5,343)
Balance as of February 28, 2022	27,433	$27,433	200	$200	$40,821	$866,776	$(34,438)	$900,792	$3,857	$904,649

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Six Months Ended February 28, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2020	26,899	$26,899	200	$200	$36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436
Net income	—	—	—	—	—	58,692	—	58,692	2,051	60,743
Other comprehensive income, net of tax	—	—	—	—	—	—	1,589	1,589	—	1,589
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,583)	(1,583)
Issuance of restricted stock	553	553	—	—	(553)	—	—	—	—	—
Restricted stock withheld for taxes	(189)	(189)	—	—	(3,782)	—	—	(3,971)	—	(3,971)
Share-based compensation cost	—	—	—	—	7,414	—	—	7,414	—	7,414
Dividends ($0.375 per common share)	—	—	—	—	—	(10,589)	—	(10,589)	—	(10,589)
Balance as of February 28, 2021	27,263	$27,263	200	$200	$39,695	$697,966	$(35,282)	$729,842	$4,197	$734,039

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Six Months Ended February 28, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2021	27,332	$27,332	200	$200	$49,074	$793,712	$(34,554)	$835,764	$4,015	$839,779
Net income	—	—	—	—	—	83,814	—	83,814	1,627	85,441
Other comprehensive loss, net of tax	—	—	—	—	—	—	116	116	—	116
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,785)	(1,785)
Share repurchases	(200)	(200)	—	—	(7,665)	—	—	(7,865)	—	(7,865)
Issuance of restricted stock	479	479	—	—	(479)	—	—	—	—	—
Restricted stock withheld for taxes	(178)	(178)	—	—	(9,399)	—	—	(9,577)	—	(9,577)
Share-based compensation cost	—	—	—	—	9,290	—	—	9,290	—	9,290
Dividends ($0.375 per common share)	—	—	—	—	—	(10,750)	—	(10,750)	—	(10,750)
Balance as of February 28, 2022	27,433	$27,433	200	$200	$40,821	$866,776	$(34,438)	$900,792	$3,857	$904,649

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended February 28,
	2022	2021
Cash flows from operating activities:
Net income	$85,441	$60,743
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	35,816	29,295
Inventory write-downs	304	—
Deferred income taxes	13,988	5,544
Undistributed equity in earnings of joint ventures	(827)	(1,181)
Share-based compensation expense	9,231	7,276
Loss (gain) on disposal of assets, net	1,345	(81)
Unrealized foreign exchange loss, net	121	93
Credit loss, net	16	66
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(47,762)	(75,961)
Inventories	(52,624)	(90,151)
Income taxes	(697)	16,097
Prepaid expenses and other current assets	1,309	1,266
Other long-term assets	(651)	(3,765)
Operating lease assets and liabilities	(903)	(430)
Accounts payable	11,762	45,050
Accrued payroll and related liabilities	(39,711)	(85)
Other accrued liabilities	7,583	(3,618)
Environmental liabilities	(12,482)	2,488
Other long-term liabilities	455	3,494
Distributed equity in earnings of joint ventures	1,000	1,250
Net cash provided by (used in) operating activities	12,714	(2,610)
Cash flows from investing activities:
Capital expenditures	(69,409)	(55,084)
Acquisitions, net of acquired cash	(113,939)	—
Proceeds from insurance and sale of assets	11,129	317
Deposit on land option	(80)	630
Net cash used in investing activities	(172,299)	(54,137)
Cash flows from financing activities:
Borrowings from long-term debt	405,094	265,645
Repayment of long-term debt	(225,395)	(199,229)
Payment of debt issuance costs	—	(23)
Repurchase of Class A common stock	(7,865)	—
Taxes paid related to net share settlement of share-based payment awards	(9,577)	(3,971)
Distributions to noncontrolling interests	(1,785)	(1,583)
Dividends paid	(10,841)	(10,828)
Net cash provided by financing activities	149,631	50,011
Effect of exchange rate changes on cash	(41)	175
Net decrease in cash and cash equivalents	(9,995)	(6,561)
Cash and cash equivalents as of beginning of period	27,818	17,887
Cash and cash equivalents as of end of period	$17,823	$11,326

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended February 28,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,748	$1,827
Income taxes paid (refunded), net	$9,829	$(4,525)
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$21,828	$11,338

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021. The results for the three and six months ended February 28, 2022 and 2021 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $45 million and $47 million as of February 28, 2022 and August 31, 2021, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $6 million and $5 million for the six months ended February 28, 2022 and 2021, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $16 million and $22 million as of February 28, 2022 and August 31, 2021, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance, and prepaid property taxes.

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

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible. Receivables from insurers totaled $20 million and $21 million as of February 28, 2022 and August 31, 2021, respectively. Receivables from insurers as of February 28, 2022 comprised primarily $10 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $6 million relating to environmental claims, and $4 million relating to workers’ compensation claims. Receivables from insurers as of August 31, 2021 comprised primarily $10 million relating to property loss and damage and other claims in connection with the May 2021 fire at the Company’s melt shop operations in McMinnville, Oregon, $6 million relating to environmental claims, and $4 million relating to workers’ compensation claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of both February 28, 2022 and August 31, 2021 also included approximately $8 million in connection with cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 5 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held waste and recycling entity in fiscal 2017. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. The carrying value of the investment was $6 million as of February 28, 2022 and August 31, 2021. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. As a result of the fire, the rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The Company experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. The Company filed initial insurance claims for the physical loss and damage experienced at the mill’s melt shop and business income losses resulting from the matter. As of August 31, 2021, prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that had been incurred by the Company as of August 31, 2021. In the first half of fiscal 2022, the Company increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain, $3 million recorded in the first quarter and $12 million recorded in the second quarter, within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during the first half of fiscal 2022, the Company received advance payments from insurers totaling approximately $30 million towards the Company’s claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of February 28, 2022.

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. The Company filed initial insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. In the second quarter of fiscal 2022, the Company recognized an initial $10 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets and within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income, respectively, reflecting recovery of applicable losses including impairment charges of $6 million related to the carrying value of plant and equipment assets lost in or damaged by the fire and initial capital purchases and other costs totaling $4 million that had been incurred by the Company as of February 28, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of February 28, 2022. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures.

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2022	August 31, 2021
Processed and unprocessed scrap metal	$198,058	$164,960
Semi-finished goods	18,449	7,671
Finished goods	60,680	39,368
Supplies	46,744	44,428
Inventories	$323,931	$256,427

Note 3 - Business Acquisition

On October 1, 2021, the Company used cash on hand and borrowings under existing credit facilities to acquire eight metals recycling facilities across Mississippi, Tennessee, and Kentucky from Columbus Recycling, a provider of recycled ferrous and nonferrous metal products and recycling services. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in Accounting Standards Codification Topic 805, Business Combinations, and summarized in “Business Acquisitions” in Note 1 – Summary of Significant Accounting Policies. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. The Company paid at closing an additional $7 million for estimated net working capital in excess of the benchmark, which is still subject to adjustment as of the date of this report, resulting in total purchase consideration measured as of the end of the second quarter of fiscal 2022 of approximately $114 million. The acquired Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with the Company’s twelve existing regional metals recycling facilities in Georgia, Alabama, and Tennessee, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeast, giving rise to expected benefits supporting the amount of acquired goodwill.

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
	$19,741

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the acquired Columbus Recycling business beginning as of the October 1, 2021 acquisition date are included in the accompanying financial statements. For each of the three and six months ended February 28, 2022 and 2021, the unaudited amount of revenues of the acquired Columbus Recycling business equaled 6% or less of the Company’s consolidated revenues reported in the Unaudited Condensed Consolidated Statements of Income, and the unaudited amount of net income of the acquired Columbus Recycling business was not material to the financial statements taken as a whole. Because the pro forma results of operations of the Company for the periods presented in this report would not be materially different as a result of the acquisition, this information is not presented.

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results. There were no triggering events identified during the first half of fiscal 2022 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

The gross change in the carrying amount of goodwill for the six months ended February 28, 2022 was as follows (in thousands):

Goodwill
August 31, 2021	$170,304
Additions(1)	62,325
Foreign currency translation adjustment	(92)
February 28, 2022	$232,537

(1)	Additions relate entirely to the acquired Columbus Recycling business, and the amount of acquired goodwill is provisional as of February 28, 2022. See Note 3 – Business Acquisitions.

Accumulated goodwill impairment charges were $471 million as of both February 28, 2022 and August 31, 2021.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the six months ended February 28, 2022 were as follows (in thousands):

Balance as of September 1, 2021	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2022	Short-Term	Long-Term
$77,128	$6,986	$(16,283)	$67,831	$12,987	$54,844

The Company had environmental liabilities of $68 million and $77 million as of February 28, 2022 and August 31, 2021, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues, and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at the Site. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. The Company has insurance policies that it believes will provide reimbursement for costs related to this matter. As of February 28, 2022 and August 31, 2021, the Company had an insurance receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 – Summary of Significant Accounting Policies for further discussion of receivables from insurers.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s environmental liabilities as of February 28, 2022 and August 31, 2021 included $5 million and $6 million, respectively, relating to the Portland Harbor matters described above.

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

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of February 28, 2022 and August 31, 2021, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued an initial $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of both February 28, 2022 and August 31, 2021, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that have the potential to impact the required remedial actions and associated cost estimates pending further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of February 28, 2022 and August 31, 2021 included $8 million and $19 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In the second quarter of fiscal 2022, the Company accrued $3 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities, which agreement resulted in payment by the Company to the municipality of $11 million in the second quarter of fiscal 2022. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plan for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of both February 28, 2022 and August 31, 2021 included $8 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval, and implementation of the remediation action plan.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended February 28, 2022			Three Months Ended February 28, 2021
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(32,724)	$(2,555)	$(35,279)	$(33,945)	$(2,947)	$(36,892)
Other comprehensive income before reclassifications	722	—	722	1,572	—	1,572
Income tax (expense)	—	—	—	—	—	—
Other comprehensive income before reclassifications, net of tax	722	—	722	1,572	—	1,572
Amounts reclassified from accumulated other comprehensive loss	—	154	154	—	49	49
Income tax (benefit)	—	(35)	(35)	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	119	119	—	38	38
Net periodic other comprehensive income	722	119	841	1,572	38	1,610
Balances - February 28 (End of period)	$(32,002)	$(2,436)	$(34,438)	$(32,373)	$(2,909)	$(35,282)

	Six Months Ended February 28, 2022			Six Months Ended February 28, 2021
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(31,609)	$(2,945)	$(34,554)	$(34,184)	$(2,687)	$(36,871)
Other comprehensive (loss) income before reclassifications	(393)	451	58	1,811	(385)	1,426
Income tax (expense) benefit	—	(101)	(101)	—	87	87
Other comprehensive (loss) income before reclassifications, net of tax	(393)	350	(43)	1,811	(298)	1,513
Amounts reclassified from accumulated other comprehensive loss	—	205	205	—	98	98
Income tax (benefit)	—	(46)	(46)	—	(22)	(22)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	159	159	—	76	76
Net periodic other comprehensive (loss) income	(393)	509	116	1,811	(222)	1,589
Balances - February 28 (End of period)	$(32,002)	$(2,436)	$(34,438)	$(32,373)	$(2,909)	$(35,282)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Income in all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Major product information:
Ferrous revenues	$438,314	$322,679	$904,170	$574,885
Nonferrous revenues	196,142	147,322	390,571	267,031
Steel revenues(1)	116,196	99,191	219,434	187,605
Retail and other revenues	32,546	30,919	67,141	62,697
Total revenues	$783,198	$600,111	$1,581,316	$1,092,218
Revenues based on sales destination:
Foreign	$435,471	$332,197	$906,644	$600,596
Domestic	347,727	267,914	674,672	491,622
Total revenues	$783,198	$600,111	$1,581,316	$1,092,218

(1)	Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of February 28, 2022 and August 31, 2021, receivables from contracts with customers, net of an allowance for credit losses, totaled $276 million and $210 million, respectively, representing 98% of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $11 million and $8 million as of February 28, 2022 and August 31, 2021, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three and six months ended February 28, 2022, the Company reclassified less than $1 million and $7 million, respectively, in contract liabilities as of August 31, 2021 to revenues as a result of satisfying performance obligations during the period. During the three and six months ended February 28, 2021, the Company reclassified $1 million and $6 million, respectively, in contract liabilities as of August 31, 2020 to revenues as a result of satisfying performance obligations during the period.

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

In the second quarter of fiscal 2022, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s 1993 Stock Incentive Plan, as amended. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 18,924 shares that will vest in full on the day before the Company’s 2023 annual meeting of shareholders, subject to continued Board service. The total fair value of these awards at the grant date was $1 million.

Note 9 - Income Taxes

Effective Tax Rate

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2022 was an expense on pre-tax income of 24.0% and 21.3%, respectively, compared to 20.1% and 22.1%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the second quarter of fiscal 2022 was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

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

Note 10 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Income from continuing operations	$38,136	$45,649	$85,441	$60,755
Net income attributable to noncontrolling interests	(550)	(1,091)	(1,627)	(2,051)
Income from continuing operations attributable to SSI shareholders	37,586	44,558	83,814	58,704
Income (loss) from discontinued operations, net of tax	29	30	—	(12)
Net income attributable to SSI shareholders	$37,615	$44,588	$83,814	$58,692
Computation of shares:
Weighted average common shares outstanding, basic	28,231	27,991	28,195	27,899
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	1,481	871	1,603	774
Weighted average common shares outstanding, diluted	29,712	28,862	29,798	28,673

Common stock equivalent shares of 311,736 and 199,786 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and six months ended February 28, 2022, respectively. No common stock equivalent shares were considered antidilutive for the three months ended February 28, 2021, while 103,566 common stock equivalent shares were considered antidilutive and were excluded from the calculation of diluted net income per share for the six months ended February 28, 2021.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million for each of the three months ended February 28, 2022 and 2021, and $11 million and $8 million for the six months ended February 28, 2022 and 2021, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and six months ended February 28, 2022 and 2021. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2021, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

We operate seven deepwater port locations, six of which are equipped with large-scale shredders. Our deepwater port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Tacoma, Washington; and Portland, Oregon) and access to public deepwater port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to meet the global demand for recycled ferrous metal by enabling us to ship bulk cargoes to steel manufacturers located in Europe, Africa, the Middle East, Asia, North America, Central America, and South America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, wholesalers, and other recycled metal processors globally. We also transport both ferrous and nonferrous metals by truck, rail, and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities, and to meet regional domestic demand.

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

SCHNITZER STEEL INDUSTRIES, INC.

Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for recycled ferrous and nonferrous metal and finished steel products, the supply of scrap metal in our domestic markets, varying demand for used auto parts from our self-service retail stores, the efficiency of our supply chain, and variations in production and other operating costs. Certain of these factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection and production levels at our facilities, and retail admissions and parts sales at our auto parts stores. Further, sanctions, trade actions, and licensing, product quality, and inspection requirements can impact the level of profitability on sales of our products and, in certain cases, impede or restrict our ability to sell to certain export markets or require us to direct our sales to alternative market destinations, which can cause our quarterly operating results to fluctuate.

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and safety of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved during fiscal 2021, resulting in increased demand for our products. Beginning in our second quarter of fiscal 2021 and continuing through the second quarter of fiscal 2022, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. The existence of new or enduring variant strains of COVID-19 may lead to a rise in infections, which could cause delays in the easing of restrictions previously in place and the implementation of new restrictions and mandates, and there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services, which have negatively impacted our sales volumes and operating results to varying degrees. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. As a result of the fire, the rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. We experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. The property damage deductible under the policies insuring the Company’s assets in this matter is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. As of August 31, 2021, prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that we had incurred as of August 31, 2021. In the first half of fiscal 2022, we increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain, $3 million recorded in the first quarter and $12 million recorded in the second quarter, within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income , reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during the first half of fiscal 2022, we received advance payments from insurers totaling approximately $30 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of February 28, 2022.

SCHNITZER STEEL INDUSTRIES, INC.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. In the second quarter of fiscal 2022, we recognized an initial $10 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets and within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income, respectively, reflecting recovery of applicable losses including impairment charges of $6 million related to the carrying value of plant and equipment assets damaged by the fire and initial capital purchases and other costs totaling $4 million that we had incurred as of February 28, 2022.

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

SCHNITZER STEEL INDUSTRIES, INC.

Financial Highlights of Results of Operations for the Second Quarter of Fiscal 2022

•	Diluted earnings per share from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2022 was $1.27, compared to $1.54 per share in the prior year quarter.
•	Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2022 was $1.38, compared to $1.51 per share in the prior year quarter.
•	Net income in the second quarter of fiscal 2022 was $38 million, compared to $46 million in the prior year quarter.
•	Adjusted EBITDA in the second quarter of fiscal 2022 was $75 million, compared to $71 million in the prior year quarter.

Market demand for recycled metals was strong in the second quarter of fiscal 2022, leading to significantly higher average net selling prices and increased sales volumes for our ferrous and nonferrous products compared to the prior year quarter. In the second quarter of fiscal 2022, the average net selling prices for our ferrous and nonferrous products increased by 15% and 33%, respectively, and sales volumes for these products increased by 10% and 8%, respectively, compared to the prior year quarter. The increased sales volumes in part reflected additional volumes arising from the Columbus Recycling business acquired on October 1, 2021. Market demand for our finished steel products also improved in the second quarter of fiscal 2022, which contributed to finished steel average selling prices increasing by 51% compared to the prior year quarter. Finished steel sales volumes were 22% lower in the second quarter of fiscal 2022 compared to the prior year quarter in part due to the impact of supply chain disruptions on current volumes, including delays to construction projects related to a concrete industry strike in the Pacific Northwest. Our results for the second quarter of fiscal 2022 reflected benefits from the higher price environment for most of our products and increased ferrous and nonferrous sales volumes driven by strong demand compared to the prior year quarter, as well as recognition of insurance recoveries. Our results in the second quarter of fiscal 2022 also reflected the impact of compressed metal spreads on contracted ferrous sales for February shipments due to a surge in market prices in the second half of the quarter, a less favorable impact from average inventory accounting compared to the prior year quarter, and the effects of supply chain disruptions, lower year-over-year platinum group metals (PGM) prices, inflationary pressure on operating costs, and the adverse impact of the Everett shredder downtime.

Selling, general, and administrative expense in the second quarter of fiscal 2022 increased by 13% compared to the prior year quarter primarily due to higher legacy environmental charges, employee salary and wage expenses, and outside and professional services expenses, including from higher costs resulting from our acquisition and other growth-related activities, increased competition for employees in a tight labor market, and the impacts of inflation. These higher expenses in the second quarter of fiscal 2022 were partially offset by lower accruals in connection with our annual incentive compensation plans compared to the prior year quarter.

The following items further highlight selected liquidity and capital structure metrics:

•	For the first six months of fiscal 2022, net cash provided by operating activities was $13 million, compared to net cash used in operating activities of $3 million in the prior year comparable period.
•

Debt was $262 million as of February 28, 2022, compared to $75 million as of August 31, 2021, which increase was primarily due to increased borrowings from our credit facilities to fund the acquisition of the assets of the Columbus Recycling business and higher net working capital needs.

•	Debt, net of cash, was $244 million as of February 28, 2022, compared to $47 million as of August 31, 2021.
•	Repurchase of 200,000 shares of Class A common stock totaling $8 million in the first six months of fiscal 2022, compared to none in the prior year comparable period.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices and per share amounts)	2022	2021	%	2022	2021	%
Ferrous revenues	$438,314	$322,679	36%	$904,170	$574,885	57%
Nonferrous revenues	196,142	147,322	33%	390,571	267,031	46%
Steel revenues(1)	116,196	99,191	17%	219,434	187,605	17%
Retail and other revenues	32,546	30,919	5%	67,141	62,697	7%
Total revenues	783,198	600,111	31%	1,581,316	1,092,218	45%
Cost of goods sold	670,539	487,025	38%	1,353,783	907,119	49%
Gross margin (total revenues less cost of goods sold)	$112,659	$113,086	(—)%	$227,533	$185,099	23%
Gross margin (%)	14.4%	18.8%	(23)%	14.4%	16.9%	(15)%
Selling, general and administrative expense	$61,081	$54,142	13%	$116,348	$104,048	12%
Diluted earnings per share from continuing operations attributable to SSI shareholders:
Reported	$1.27	$1.54	(18)%	$2.81	$2.05	37%
Adjusted(2)	$1.38	$1.51	(9)%	$2.96	$2.09	42%
Net income	$38,165	$45,679	(16)%	$85,441	$60,743	41%
Adjusted EBITDA(2)	$75,259	$71,411	5%	$153,345	$111,666	37%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$418	$349	20%	$424	$297	43%
Foreign	$455	$399	14%	$452	$334	35%
Average	$445	$387	15%	$446	$326	37%
Ferrous volumes (LT, in thousands):
Domestic(4)	408	391	4%	839	779	8%
Foreign	663	586	13%	1,381	1,251	10%
Total ferrous volumes (LT, in thousands)(4)(8)	1,071	977	10%	2,219	2,030	9%
Average nonferrous sales price ($/pound)(3)(5)	$1.10	$0.83	33%	$1.08	$0.74	46%
Nonferrous volumes (pounds, in thousands)(4)(5)	147,145	135,899	8%	300,373	274,135	10%
Finished steel average sales price ($/ST)(3)	$1,045	$690	51%	$1,013	$656	54%
Finished steel sales volumes (ST, in thousands)	106	136	(22)%	205	270	(24)%
Cars purchased (in thousands)(6)	73	80	(9)%	153	158	(3)%
Number of auto parts stores at period end	50	50	(—)%	50	50	(—)%
Rolling mill utilization(7)	86%	88%	(2)%	82%	93%	(12)%

NM = Not Meaningful

LT = Long Ton, which is equivalent to 2,240 pounds. ST = Short Ton, which is equivalent to 2,000 pounds.

(1)	Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.
(2)	See the reconciliations of Non-GAAP Financial Measures at the end of this Item 2.
(3)	Price information is shown after netting the cost of freight incurred to deliver the product to the customer.
(4)	Ferrous and nonferrous volumes sold externally and delivered to our steel mill for finished steel production.
(5)	Average sales price and volume information excludes PGMs in catalytic converters.
(6)	Cars purchased by auto parts stores only.
(7)	Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.
(8)	May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in the second quarter and first six months of fiscal 2022 increased by 31% and 45%, respectively, compared to the same periods in the prior year primarily due to significantly higher average net selling prices and increased sales volumes for our ferrous and nonferrous products driven by strong market demand for recycled metals globally. In the second quarter and first six months of fiscal 2022, the average net selling prices for our ferrous products increased by 15% and 37%, respectively, and the average net selling prices for our nonferrous products increased by 33% and 46%, respectively, compared to the prior year periods. In the second quarter and first six months of fiscal 2022, ferrous sales volumes increased by 10% and 9%, respectively, and nonferrous sales volumes increased by 8% and 10%, respectively, compared to the prior year periods. The expansion in recycled metal sales volumes compared to the prior year periods reflected strong demand for these products globally, the effects of which were partially offset by the impact of logistics constraints including ship and container delays for ferrous and nonferrous sales to customers. The increased ferrous and nonferrous sales volumes in part reflected additional volumes arising from the Columbus Recycling business acquired on October 1, 2021. Finished steel average selling prices were significantly higher in the second quarter and first six months of fiscal 2022 compared to the prior year periods, reflecting robust market demand for these products. The impact of these higher average selling prices on steel revenues in the second quarter and first six months of fiscal 2022 was partially offset by lower sales volumes and rolling mill utilization compared to the prior year periods, which were primarily due to the impact of the ramp-up of steel mill operations that began in August 2021 and which was substantially completed during the second quarter, as well as the impact of supply chain disruptions on current volumes, including delays to construction projects related to a concrete industry strike in the Pacific Northwest experienced in the second quarter of fiscal 2022. The ramp-up of steel mill operations followed completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

Operating Performance

Net income in the second quarter and first six months of fiscal 2022 was $38 million and $85 million, respectively, compared to $46 million and $61 million in the prior year periods. Adjusted EBITDA in the second quarter and first six months of fiscal 2022 was $75 million and $153 million, respectively, compared to $71 million and $112 million, respectively, in the prior year periods. Our results for the second quarter of fiscal 2022 reflected benefits from the higher price environment for most of our products and increased ferrous and nonferrous sales volumes supported by strong demand compared to the prior year quarter, as well as recognition of insurance recoveries. Our results in the second quarter of fiscal 2022 also reflected the impact of compressed metal spreads on contracted ferrous sales for February shipments due to a surge in market prices in the second half of the quarter, a less favorable impact from average inventory accounting compared to the prior year quarter, and the effects of supply chain disruptions, lower year-over-year PGM prices, inflationary pressure on operating costs, and the adverse impact of the Everett shredder downtime. Our results for the first six months of fiscal 2022 benefited from a significant expansion in our ferrous metal spreads primarily during the first quarter of fiscal 2022 and increased finished steel metal margins, greater contributions from sales of nonferrous products, and increased ferrous and nonferrous sales volumes driven by strong demand, compared to the prior year period.

In the second quarter and first six months of fiscal 2022, we recognized insurance recoveries of $12 million and $15 million, respectively, in connection with the May 2021 fire at our steel mill in McMinnville, Oregon, reflecting recovery of applicable costs incurred by the mill operations following the incident. In the second quarter of fiscal 2022, we also recognized insurance recoveries of $10 million in connection with the December 2021 fire at our Everett shredder facility, reflecting recovery of applicable losses including asset impairment charges, initial capital purchases, and other costs incurred in the period. These amounts do not reflect potential additional recoveries of business income losses due to the interruptions that may be recognized in the future when settlements of the business interruption claims are resolved.

Selling, general, and administrative expense in the second quarter and first six months of fiscal 2022 increased by 13% and 12%, respectively, compared to the prior year periods primarily due to higher legacy environmental charges, employee salary and wage expenses, and outside and professional services expenses, including from higher costs resulting from our acquisition and other growth-related activities, increased competition for employees in a tight labor market, and the impacts of inflation. These higher expenses in the second quarter and first six months of fiscal 2022 were partially offset by lower accruals in connection with our annual incentive compensation plans compared to the prior year periods.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Income Tax

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2022 was an expense on pre-tax income of 24.0% and 21.3%, respectively, compared to 20.1% and 22.1%, respectively, for the comparable prior year periods. For the second quarter of fiscal 2022, the effective tax rate from continuing operations was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $18 million and $28 million as of February 28, 2022 and August 31, 2021, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2022, debt was $262 million compared to $75 million as of August 31, 2021, and debt, net of cash, was $244 million as of February 28, 2022, compared to $47 million as of August 31, 2021, which increases were primarily due to increased borrowings from our credit facilities to fund the acquisition of the assets of the Columbus Recycling business on October 1, 2021, and higher net working capital needs. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash provided by operating activities in the first six months of fiscal 2022 was $13 million, compared to net cash used in operating activities of $3 million in the first six months of fiscal 2021.

Sources of cash other than from earnings in the first six months of fiscal 2022 included a $12 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of purchases and payments and an $8 million increase in other accrued liabilities primarily reflecting the portion of advance payments from insurance carriers received in the period towards our claims arising from the May 2021 steel mill fire deemed attributable to operating activities. Uses of cash in the first six months of fiscal 2022 included a $53 million increase in inventories due to higher raw material purchase costs and the timing of purchases and sales, a $48 million increase in accounts receivable primarily due to higher selling prices and higher sales volumes for recycled metals, as well as the timing of sales and collections, a $40 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation in the first quarter of fiscal 2022 previously accrued under our fiscal 2021 plans, and a $12 million decrease in environmental liabilities primarily due to payments in connection with legacy environmental matters. The sources and uses of cash related to operating activities described above also reflect higher net working capital needs during the ramp-up of steel mill operations that began in August 2021 following completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

Uses of cash in the first six months of fiscal 2021 included a $90 million increase in inventories due to higher raw material purchase prices, higher volumes on hand, and the timing of purchases and sales, and a $76 million increase in accounts receivable primarily due to increases in selling prices for recycled metals and finished steel as well as the timing of sales and collections. Sources of cash other than from earnings in the first six months of fiscal 2021 included a $45 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of payments, and a $16 million increase in income tax accruals.

Investing Activities

Net cash used in investing activities was $172 million in the first six months of fiscal 2022, compared to $54 million in the first six months of fiscal 2021.

Cash used in investing activities in the first six months of fiscal 2022 included $114 million paid to acquire the assets of the Columbus Recycling business on October 1, 2021, which amount included $7 million paid at closing for estimated net working capital in excess of an agreed-upon benchmark. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. See Note 3 - Business Acquisition in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail.

SCHNITZER STEEL INDUSTRIES, INC.

Cash used in investing activities in the first six months of fiscal 2022 also included capital expenditures of $69 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $55 million in the prior year period. Cash flows from investing activities in the first six months of fiscal 2022 included proceeds of $10 million representing the portion of advance payments from insurance carriers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the May 2021 steel mill fire.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2022 was $150 million, compared to $50 million in the first six months of fiscal 2021.

Cash flows from financing activities in the first six months of fiscal 2022 included $180 million in net borrowings of debt, compared to $66 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2022 and 2021 included $10 million and $4 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $11 million in each period for the payment of dividends. Cash used in financing activities for the first six months of fiscal 2022 also included $8 million for share repurchases.

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

We had borrowings outstanding under our credit facilities of $240 million as of February 28, 2022 and $60 million as of August 31, 2021. The weighted average interest rate on amounts outstanding under our credit facilities was 2.03% and 1.75% as of February 28, 2022 and August 31, 2021, respectively.

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

As of February 28, 2022, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 5.84 to 1.00 as of February 28, 2022. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.23 to 1.00 as of February 28, 2022.

Our obligations under our credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory, and accounts receivable.

SCHNITZER STEEL INDUSTRIES, INC.

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

Other debt obligations, which totaled $15 million and $8 million as of February 28, 2022 and August 31, 2021, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter. In the second quarter of fiscal 2022, we recorded $7 million of additional debt obligations with these terms generally.

Capital Expenditures

Capital expenditures totaled $69 million for the first six months of fiscal 2022, compared to $55 million for the prior year period. Capital expenditures in the first six months of fiscal 2022 included approximately $21 million for investments in growth. We currently plan to invest in the range of $130 million to $160 million in capital expenditures in fiscal 2022. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment and infrastructure and for environmental and safety-related assets, using cash generated from operations and available credit facilities. The COVID-19 pandemic has contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $10 million in capital expenditures for environmental projects in the first six months of fiscal 2022, and we currently plan to invest in the range of $30 million to $40 million for such projects in fiscal 2022. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

SCHNITZER STEEL INDUSTRIES, INC.

Dividends

On January 6, 2022, our Board of Directors declared a dividend for the second quarter of fiscal 2022 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 14, 2022.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to nine million shares of our Class A common stock. As of February 28, 2022, we had authorization to repurchase up to a remaining 506 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. In the second quarter of fiscal 2022, we repurchased 200 thousand shares of our Class A common stock in open-market transactions for a total of $8 million.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 28, 2022, we had $8 million outstanding under these arrangements.

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

The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2022	August 31, 2021
Short-term borrowings	$7,451	$3,654
Long-term debt, net of current maturities	254,126	71,299
Total debt	261,577	74,953
Less cash and cash equivalents	17,823	27,818
Total debt, net of cash	$243,754	$47,135

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended February 28,
	2022	2021
Borrowings from long-term debt	$405,094	$265,645
Repayments of long-term debt	(225,395)	(199,229)
Net borrowings (repayments) of debt	$179,699	$66,416

SCHNITZER STEEL INDUSTRIES, INC.

Adjusted EBITDA, adjusted income from continuing operations attributable to SSI shareholders, and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for business development costs not related to ongoing operations including pre-acquisition expenses, legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income to adjusted EBITDA (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Reconciliation of adjusted EBITDA:
Net income	$38,165	$45,679	$85,441	$60,743
(Income) loss from discontinued operations, net of tax	(29)	(30)	—	12
Interest expense	1,901	1,224	3,273	3,004
Income tax expense	12,073	11,469	23,170	17,188
Depreciation and amortization	18,596	14,469	35,816	29,295
Charges (recoveries) for legacy environmental matters, net(1)	4,004	(2,214)	4,460	546
Business development costs	545	—	1,159	—
Restructuring charges and other exit-related activities	4	814	26	878
Adjusted EBITDA	$75,259	$71,411	$153,345	$111,666

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

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted income from continuing operations attributable to SSI shareholders and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Income from continuing operations attributable to SSI shareholders:
As reported	$37,586	$44,558	$83,814	$58,704
Charges (recoveries) for legacy environmental matters, net(1)	4,004	(2,214)	4,460	546
Business development costs	545	—	1,159	—
Restructuring charges and other exit-related activities	4	814	26	878
Income tax (benefit) expense allocated to adjustments(2)	(1,073)	334	(1,322)	(315)
Adjusted	$41,066	$43,492	$88,137	$59,813

Diluted earnings per share from continuing operations attributable to SSI shareholders:
As reported	$1.27	$1.54	$2.81	$2.05
Charges (recoveries) for legacy environmental matters, net, per share(1)	0.13	(0.08)	0.15	0.02
Business development costs, per share	0.02	—	0.04	—
Restructuring charges and other exit-related activities, per share	—	0.03	—	0.03
Income tax (benefit) expense allocated to adjustments, per share(2)	(0.04)	0.01	(0.04)	(0.01)
Adjusted(3)	$1.38	$1.51	$2.96	$2.09

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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of February 28, 2022.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2021.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of scrap metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of scrap metal or payment to settle advances, loans and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping ferrous scrap metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for certain sales on open terms, credit insurance and designation of collateral and financial guarantees securing advances, loans, and other contractual receivables. As a result of COVID-19, we have experienced reductions in the availability of credit insurance that we have historically used to cover a portion of our recycled metal and finished steel sales to domestic customers, which reduced availability may increase our exposure to customer credit risk. In addition, in higher or rising commodity price environments, we have experienced proportionately lower credit insurance coverage of applicable customer credit limits, which may increase our exposure to customer credit risk.

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

As of February 28, 2022 and August 31, 2021, 40% and 30%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 99% and 97% was less than 60 days past due as of February 28, 2022 and August 31, 2021, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of February 28, 2022 and August 31, 2021, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of the acquired Columbus Recycling business, which we acquired on October 1, 2021, from its evaluation of the effectiveness of our disclosure controls and procedures. The Columbus Recycling business represented approximately 8% of our consolidated total assets and 4% of our consolidated total revenues as of and for the six months ended February 28, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021; and in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2021, except for the changes disclosed in the subsequent Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021, and the following.

Economic and geopolitical instability including as a result of military conflict could have a material adverse effect on our operating results, financial condition, and cash flows

In late February 2022, Russian military forces launched significant military action against Ukraine, which has continued through the date of this report. We do not have operations in Russia or Ukraine. Nevertheless, the outbreak of war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other geographies where we do business, including our supply chain, business partners, and customers in those markets, which could result in lost sales, supply shortages, commodity price fluctuations, increased manufacturing costs, transportation logistics challenges, customer credit and liquidity issues, and lost efficiencies. In addition, the U.S. has commenced certain trade actions as a result of the Russia-Ukraine conflict, which are expected to result in retaliatory measures or actions, including tariffs, by Russia. While significant uncertainty exists with respect to this matter, the Russia-Ukraine conflict and its broader impacts, including any increased trade barriers or restrictions on global trade imposed by the U.S. or further retaliatory trade measures taken by Russia or other countries in response, could have a material adverse effect on our operating results, financial condition, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program, as amended in 2001, 2006 and 2008, our Board of Directors has authorized the repurchase of 9 million shares of our Class A common stock when management deems such repurchases to be appropriate. We repurchased 200 thousand shares of our Class A common stock under the program in open-market transactions during the second quarter of fiscal 2022. As of February 28, 2022, we had existing authorization remaining under the program to repurchase up to approximately 506 thousand shares.

The table below presents a summary of our share repurchases during the quarter ended February 28, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
December 1 - December 31, 2021	—	$—	—	705,998
January 1 - January 30, 2022	200,000	$39.33	200,000	505,998
February 1 - February 28, 2022	—	$—	—	505,998
Total second quarter 2022	200,000		200,000

The share repurchase program does not require us to acquire any specific number of shares. The program does not have a stated expiration date, and we may suspend, extend, or terminate the program at any time without prior notice. The program may be executed through open-market purchases, privately negotiated transactions, or utilizing Rule 10b5-1 programs.

ITEM 5. OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description

*10.1	Deferred Compensation Plan for Non-Employee Directors

*10.2	Summary Sheet of 2022 Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 6, 2022	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	April 6, 2022	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer