Form 10-Q
period 2022-05-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2022-06-29
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

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

The registrant had 27,247,009 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 27, 2022.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations, and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K, as supplemented by our subsequently filed Quarterly Reports on Form 10-Q. Examples of these risks include: the impact of pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic; the impact of equipment upgrades, equipment failures, and facility damage on production; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; inability to obtain or renew business licenses and permits; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; failure to realize or delays in realizing expected benefits from investments in processing and manufacturing technology improvements; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; increases in the relative value of the U.S. dollar; the impact of inflation and foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; environmental compliance costs and potential environmental liabilities; increased environmental regulations and enforcement; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	May 31, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,125	$27,818
Accounts receivable, net of allowance for credit losses of $1,556 and $1,566	283,819	214,098
Inventories	439,704	256,427
Refundable income taxes	1,285	837
Prepaid expenses and other current assets	46,992	43,934
Total current assets	787,925	543,114
Property, plant and equipment, net of accumulated depreciation of $847,366 and $837,293	629,104	562,674
Operating lease right-of-use assets	127,311	131,221
Investments in joint ventures	13,461	12,844
Goodwill	254,511	170,304
Intangibles, net of accumulated amortization of $6,219 and $3,846	26,199	3,980
Deferred income taxes	24,988	27,561
Other assets	48,942	42,665
Total assets	$1,912,441	$1,494,363
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,764	$3,654
Accounts payable	223,816	179,917
Accrued payroll and related liabilities	56,681	69,622
Environmental liabilities	11,600	24,743
Operating lease liabilities	21,964	21,417
Accrued income taxes	10,140	3,521
Other accrued liabilities	50,898	49,976
Total current liabilities	380,863	352,850
Deferred income taxes	62,133	40,593
Long-term debt, net of current maturities	316,108	71,299
Environmental liabilities, net of current portion	54,950	52,385
Operating lease liabilities, net of current maturities	106,745	113,165
Other long-term liabilities	23,772	24,292
Total liabilities	944,571	654,584
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,247 and 27,332 shares issued and outstanding	27,247	27,332
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	34,426	49,074
Retained earnings	936,060	793,712
Accumulated other comprehensive loss	(34,245)	(34,554)
Total SSI shareholders’ equity	963,688	835,764
Noncontrolling interests	4,182	4,015
Total equity	967,870	839,779
Total liabilities and equity	$1,912,441	$1,494,363

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statement are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Revenues	$1,010,087	$820,718	$2,591,403	$1,912,936
Operating expense:
Cost of goods sold	834,375	678,297	2,188,158	1,585,416
Selling, general and administrative	77,672	61,887	194,020	165,935
(Income) from joint ventures	(762)	(950)	(1,589)	(2,131)
Asset impairment charges	932	—	932	—
Restructuring charges and other exit-related activities	26	104	52	982
Operating income	97,844	81,380	209,830	162,734
Interest expense	(2,223)	(1,383)	(5,496)	(4,387)
Other loss, net	(34)	(114)	(136)	(521)
Income from continuing operations before income taxes	95,587	79,883	204,198	157,826
Income tax expense	(20,037)	(14,401)	(43,207)	(31,589)
Income from continuing operations	75,550	65,482	160,991	126,237
Loss from discontinued operations, net of tax	(46)	(46)	(46)	(58)
Net income	75,504	65,436	160,945	126,179
Net income attributable to noncontrolling interests	(870)	(1,801)	(2,497)	(3,852)
Net income attributable to SSI shareholders	$74,634	$63,635	$158,448	$122,327

Net income per share attributable to SSI shareholders:
Basic:
Income per share from continuing operations	$2.65	$2.27	$5.63	$4.38
Net income per share	$2.65	$2.27	$5.63	$4.38
Diluted:
Income per share from continuing operations	$2.52	$2.16	$5.33	$4.23
Net income per share	$2.52	$2.15	$5.33	$4.22
Weighted average number of common shares:
Basic	28,143	28,047	28,161	27,948
Diluted	29,625	29,543	29,741	28,963

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Net income	$75,504	$65,436	$160,945	$126,179
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	153	4,514	(240)	6,325
Pension obligations, net	40	37	549	(185)
Total other comprehensive income, net of tax	193	4,551	309	6,140
Comprehensive income	75,697	69,987	161,254	132,319
Less comprehensive income attributable to noncontrolling interests	(870)	(1,801)	(2,497)	(3,852)
Comprehensive income attributable to SSI shareholders	$74,827	$68,186	$158,757	$128,467

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended May 31, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of March 1, 2021	27,263	$27,263	200	$200	$39,695	$697,966	$(35,282)	$729,842	$4,197	$734,039
Net income	—	—	—	—	—	63,635	—	63,635	1,801	65,436
Other comprehensive income, net of tax	—	—	—	—	—	—	4,551	4,551	—	4,551
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,446)	(1,446)
Issuance of restricted stock	91	91	—	—	(91)	—	—	—	—	—
Restricted stock withheld for taxes	(31)	(31)	—	—	(1,433)	—	—	(1,464)	—	(1,464)
Share-based compensation cost	—	—	—	—	6,806	—	—	6,806	—	6,806
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,339)	—	(5,339)	—	(5,339)
Balance as of May 31, 2021	27,323	$27,323	200	$200	$44,977	$756,262	$(30,731)	$798,031	$4,552	$802,583

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended May 31, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of March 1, 2022	27,433	$27,433	200	$200	$40,821	$866,776	$(34,438)	$900,792	$3,857	$904,649
Net income	—	—	—	—	—	74,634	—	74,634	870	75,504
Other comprehensive income, net of tax	—	—	—	—	—	—	193	193	—	193
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(545)	(545)
Share repurchases	(244)	(244)	—	—	(9,749)	—	—	(9,993)	—	(9,993)
Issuance of restricted stock	89	89	—	—	(89)	—	—	—	—	—
Restricted stock withheld for taxes	(31)	(31)	—	—	(1,395)	—	—	(1,426)	—	(1,426)
Share-based compensation cost	—	—	—	—	4,838	—	—	4,838	—	4,838
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,350)	—	(5,350)	—	(5,350)
Balance as of May 31, 2022	27,247	$27,247	200	$200	$34,426	$936,060	$(34,245)	$963,688	$4,182	$967,870

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Nine Months Ended May 31, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2020	26,899	$26,899	200	$200	36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436
Net income	—	—	—	—	—	122,327	—	122,327	3,852	126,179
Other comprehensive income, net of tax	—	—	—	—	—	—	6,140	6,140	—	6,140
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,029)	(3,029)
Share repurchases	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	644	644	—	—	(644)	—	—	—	—	—
Restricted stock withheld for taxes	(220)	(220)	—	—	(5,215)	—	—	(5,435)	—	(5,435)
Share-based compensation cost	—	—	—	—	14,220	—	—	14,220	—	14,220
Dividends ($0.5625 per common share)	—	—	—	—	—	(15,928)	—	(15,928)	—	(15,928)
Balance as of May 31, 2021	27,323	$27,323	200	$200	$44,977	$756,262	$(30,731)	$798,031	$4,552	$802,583

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Nine Months Ended May 31, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2021	27,332	$27,332	200	$200	$49,074	$793,712	$(34,554)	$835,764	$4,015	$839,779
Net income	—	—	—	—	—	158,448	—	158,448	2,497	160,945
Other comprehensive income, net of tax	—	—	—	—	—	—	309	309	—	309
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,330)	(2,330)
Share repurchases	(444)	(444)	—	—	(17,414)	—	—	(17,858)	—	(17,858)
Issuance of restricted stock	568	568	—	—	(568)	—	—	—	—	—
Restricted stock withheld for taxes	(209)	(209)	—	—	(10,794)	—	—	(11,003)	—	(11,003)
Share-based compensation cost	—	—	—	—	14,128	—	—	14,128	—	14,128
Dividends ($0.5625 per common share)	—	—	—	—	—	(16,100)	—	(16,100)	—	(16,100)
Balance as of May 31, 2022	27,247	$27,247	200	$200	$34,426	$936,060	$(34,245)	$963,688	$4,182	$967,870

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Nine Months Ended May 31,
	2022	2021
Cash flows from operating activities:
Net income	$160,945	$126,179
Adjustments to reconcile net income to cash provided by operating activities:
Asset impairment charges	932	—
Depreciation and amortization	54,566	43,621
Inventory write-downs	3,199	—
Deferred income taxes	23,851	11,393
Undistributed equity in earnings of joint ventures	(1,589)	(2,131)
Share-based compensation expense	14,046	13,987
Loss (gain) on disposal of assets, net	1,192	(48)
Unrealized foreign exchange loss, net	193	137
Credit loss, net	17	21
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(43,340)	(133,164)
Inventories	(164,196)	(92,114)
Income taxes	8,843	18,932
Prepaid expenses and other current assets	(14,771)	(9,671)
Other long-term assets	(1,068)	(4,524)
Operating lease assets and liabilities	(2,049)	(696)
Accounts payable	44,874	56,394
Accrued payroll and related liabilities	(16,890)	14,269
Other accrued liabilities	1,747	1,208
Environmental liabilities	(14,744)	2,055
Other long-term liabilities	650	3,496
Distributed equity in earnings of joint ventures	1,600	1,250
Net cash provided by operating activities	58,008	50,594
Cash flows from investing activities:
Capital expenditures	(97,972)	(76,730)
Acquisitions, net of acquired cash	(177,070)	—
Proceeds from insurance and sale of assets	18,244	462
Purchase of equity investment	(5,000)	—
Deposit on land option	(80)	630
Net cash used in investing activities	(261,878)	(75,638)
Cash flows from financing activities:
Borrowings from long-term debt	895,175	445,829
Repayment of long-term debt	(655,440)	(396,810)
Payment of debt issuance costs	—	(23)
Repurchase of Class A common stock	(17,858)	—
Taxes paid related to net share settlement of share-based payment awards	(11,003)	(5,435)
Distributions to noncontrolling interests	(2,330)	(3,029)
Dividends paid	(16,172)	(16,067)
Net cash provided by financing activities	192,372	24,465
Effect of exchange rate changes on cash	(195)	619
Net (decrease) increase in cash and cash equivalents	(11,693)	40
Cash and cash equivalents as of beginning of period	27,818	17,887
Cash and cash equivalents as of end of period	$16,125	$17,927

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Nine Months Ended May 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$3,249	$2,454
Income taxes paid, net	$10,502	$1,267
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$19,868	$10,572

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021. The results for the three and nine months ended May 31, 2022 and 2021 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $62 million and $47 million as of May 31, 2022 and August 31, 2021, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $9 million and $7 million for the nine months ended May 31, 2022 and 2021, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $33 million and $22 million as of May 31, 2022 and August 31, 2021, respectively, and consisted primarily of prepaid insurance, deposits on capital projects, prepaid services, and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, two equity investments, capitalized implementation costs for cloud computing arrangements, major spare parts and equipment, cash held in a client trust account relating to a legal settlement, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible. Receivables from insurers totaled $14 million and $21 million as of May 31, 2022 and August 31, 2021, respectively. Receivables from insurers as of May 31, 2022 comprised primarily $4 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $5 million relating to environmental claims, and $4 million relating to workers’ compensation claims. Receivables from insurers as of August 31, 2021 comprised primarily $10 million relating to property loss and damage and other claims in connection with the May 2021 fire at the Company’s melt shop operations in McMinnville, Oregon, $6 million relating to environmental claims, and $4 million relating to workers’ compensation claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of May 31, 2022 and August 31, 2021 also included approximately $7 million and $8 million, respectively, in connection with cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 5 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017, and in May 2022, the Company invested $5 million in the equity of an unrelated privately-held Canadian recycling entity. The Company's influence over the operating and financial policies of each entity is not significant, and, thus, the investments are accounted for under the guidance for investments in equity securities. The equity investments do not have readily determinable fair values and, therefore, are carried at cost and adjusted for impairments and observable price changes. The investments are reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2022 and August 31, 2021, the aggregate carrying value of the investments was $11 million and $6 million, respectively. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investments since their respective acquisition.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. As a result of the fire, the rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The Company experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. The Company filed initial insurance claims for the physical loss and damage experienced at the mill’s melt shop and business income losses resulting from the matter. As of August 31, 2021, prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that had been incurred by the Company as of August 31, 2021. In the first nine months of fiscal 2022, the Company increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain, $3 million recorded in the first quarter and $12 million recorded in the second quarter, within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during the first nine months of fiscal 2022, the Company received advance payments from insurers totaling approximately $30 million towards the Company’s claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of May 31, 2022.

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. For example, as of June 18, 2022, shredder operations temporarily ceased at the facility pending completion of discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office regarding installation and operation of temporary emission capture and controls that would allow operation of the shredder prior to completion of the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continue. The Company filed initial insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. In the second quarter of fiscal 2022, the Company recognized an initial $10 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets and within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income, respectively, reflecting recovery of applicable losses including impairment charges of $6 million related to the carrying value of plant and equipment assets lost in or damaged by the fire and initial capital purchases and other costs totaling $4 million that had been incurred by the Company as of February 28, 2022. In the third quarter of fiscal 2022, the Company increased the amount of this insurance receivable to $11 million and recognized a related $1 million insurance recovery gain, reflecting recovery of applicable losses incurred as a result of the fire to date. Also in the third quarter of fiscal 2022, the Company received advance payments from insurers totaling approximately $7 million towards the Company's claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $4 million as of May 31, 2022.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of May 31, 2022. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures.

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2022	August 31, 2021
Processed and unprocessed scrap metal	$299,681	$164,960
Semi-finished goods	18,457	7,671
Finished goods	69,949	39,368
Supplies	51,617	44,428
Inventories	$439,704	$256,427

Note 3 - Business Acquisitions

Columbus Recycling

On October 1, 2021, the Company used cash on hand and borrowings under existing credit facilities to acquire eight metals recycling facilities across Mississippi, Tennessee, and Kentucky from Columbus Recycling, a provider of recycled ferrous and nonferrous metal products and recycling services. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in Accounting Standards Codification Topic 805, Business Combinations, and summarized in “Business Acquisitions” in Note 1 - Summary of Significant Accounting Policies. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. The Company paid at closing an additional $7 million for estimated net working capital in excess of the benchmark, which is still subject to adjustment as of the date of this report, resulting in total purchase consideration measured as of the end of the third quarter of fiscal 2022 of approximately $114 million. As of the date of this report, measurement of actual acquired net working capital, as well as the fair values of certain other acquired assets and assumed liabilities, is still preliminary and subject to change based on the completion of valuation procedures. The acquired Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with the Company’s regional metals recycling facilities in Georgia, Alabama, and Tennessee, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeast, giving rise to expected benefits supporting the amount of acquired goodwill.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company as of the October 1, 2021 acquisition date (in thousands):

Cash	$325
Accounts receivable	22,763
Inventories	10,060
Other current assets	255
Property, plant and equipment	13,491
Operating lease right-of-use assets	254
Goodwill(1)	62,552
Intangibles and other assets	19,741
Total assets acquired	129,441
Current liabilities	11,828
Other liabilities	3,350
Total liabilities assumed	15,178
Net assets acquired	$114,263

(1)
Approximately $59 million of the provisional amount of acquired goodwill is tax deductible.

The following table summarizes the provisional purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the October 1, 2021 acquisition date (in thousands):

		Useful Life
Supplier relationships	$17,245	7
Customer relationships	2,496	7
	$19,741

The results of operations for the acquired Columbus Recycling business beginning as of the October 1, 2021 acquisition date are included in the accompanying financial statements. For each of the three and nine months ended May 31, 2022, the revenues of the acquired Columbus Recycling business contributed 5% or less of the Company’s consolidated revenues reported in the Unaudited Condensed Consolidated Statements of Income, and the amount of net income contributed by the acquired Columbus Recycling business was 3% or less of the Company’s consolidated net income reported in the Unaudited Condensed Consolidated Statements of Income.

Encore Recycling

On April 29, 2022, the Company used cash on hand and borrowings under existing credit facilities to acquire two recycling facilities in the greater Atlanta, Georgia metropolitan area, including a metal shredding operation and recycled auto-parts center from the previous owners of Encore Recycling. The acquired Encore Recycling operations purchase and process scrap metal and end-of life vehicles from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with the Company’s existing regional metals recycling facilities and recycled auto-parts centers, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across portions of the Southeast, giving rise to expected benefits supporting the amount of acquired goodwill. The transaction qualified as a business combination for accounting purposes. The cash purchase price was approximately $55 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. The Company paid at closing an additional $8 million for estimated net working capital in excess of the benchmark, which is still subject to adjustment as of the date of this report, resulting in total purchase consideration measured as of the end of the third quarter of fiscal 2022 of approximately $63 million. As of the date of this report, measurement of actual acquired net working capital, as well as the fair values of certain other acquired assets and assumed liabilities, is still preliminary and subject to change based on the completion of valuation procedures.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is in the process of completing a fair valuation of the assets acquired and liabilities assumed by the Company as of the April 29, 2022 acquisition date. The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company as of the April 29, 2022 acquisition date (in thousands):

Accounts receivable	$10,464
Inventories	4,270
Other current assets	65
Property, plant and equipment	24,937
Operating lease right-of-use assets	402
Goodwill(1)	21,715
Intangibles and other assets(2)	3,816
Total assets acquired	65,669
Current liabilities	1,447
Other liabilities	1,091
Total liabilities assumed	2,538
Net assets acquired	$63,131

(1)
Approximately $21 million of the provisional amount of acquired goodwill is tax deductible.
(2)
Provisional acquired intangibles comprised supplier and customer relationships with preliminary expected useful lives of 7 years.

The results of operations for the acquired Encore Recycling business beginning as of the April 29, 2022 acquisition date are included in the accompanying financial statements. For each of the three and nine months ended May 31, 2022, the revenues and net income contributed by the acquired Encore Recycling business and reported in the Unaudited Condensed Consolidated Statements of Income were not material to the financial statements taken as a whole.

The following unaudited pro forma information presents the effect on the consolidated financial results of the Company of the Columbus Recycling and Encore Recycling businesses acquired during the first nine months of fiscal 2022 as though the businesses had been acquired as of the beginning of fiscal 2021 (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Revenues	$1,029,000	$887,500	$2,671,500	$2,073,500
Net income	$79,000	$68,000	$173,000	$131,500
Net income attributable to SSI shareholders	$78,000	$66,500	$170,500	$127,500

There are no individually material, nonrecurring pro forma adjustments directly attributable to the business combinations included in these pro forma revenues and earnings.

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred for the periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results. There were no triggering events identified during the first nine months of fiscal 2022 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross change in the carrying amount of goodwill for the nine months ended May 31, 2022 was as follows (in thousands):

Goodwill
August 31, 2021	$170,304
Additions(1)	84,040
Measurement period adjustments	227
Foreign currency translation adjustment	(60)
May 31, 2022	$254,511

(1)
Additions to goodwill relate to the acquired Columbus Recycling business (approximately $62 million) and the Encore Recycling business (approximately $22 million) and are exclusive of measurement period adjustments presented separately. The amount of acquired goodwill in each acquisition was provisional as of May 31, 2022. See Note 3 - Business Acquisitions.

Accumulated goodwill impairment charges were $471 million as of both May 31, 2022 and August 31, 2021.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2022 were as follows (in thousands):

Balance as of September 1, 2021	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2022	Short-Term	Long-Term
$77,128	$7,577	$(18,155)	$66,550	$11,600	$54,950

The Company had environmental liabilities of $67 million and $77 million as of May 31, 2022 and August 31, 2021, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues, and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering the entire Site. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Site conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of the Site designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work is four years. The EPA has estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with the Site as between the respondents or with respect to any third party. The Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general, and administrative expense in the consolidated financial statements in the third quarter of fiscal 2020. The Company has insurance policies pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. In the second quarter of fiscal 2021, the Company recorded an insurance receivable and a related insurance recovery to selling, general, and administrative expense for approximately $3 million. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of receivables from insurers. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of the Site’s areas requiring active cleanup are in the remedial design phase of the process.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at the Site. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for the Site. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. The Company has insurance policies that it believes will provide reimbursement for costs related to this matter. As of May 31, 2022 and August 31, 2021, the Company had an insurance receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of receivables from insurers.

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

The Company’s environmental liabilities as of May 31, 2022 and August 31, 2021 included $4 million and $6 million, respectively, relating to the Portland Harbor matters described above.

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

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with these investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. In addition, pursuant to its insurance policies, the Company is being reimbursed for the costs it incurs for required source control evaluation and remediation work. As of each of May 31, 2022 and August 31, 2021, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of May 31, 2022 and August 31, 2021, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In fiscal 2018, the Company accrued an initial $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of both May 31, 2022 and August 31, 2021, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of May 31, 2022 and August 31, 2021 included $8 million and $19 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In the first nine months of fiscal 2022, the Company accrued $3 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities, which agreement resulted in payment by the Company to the municipality of $11 million in the second quarter of fiscal 2022. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plan for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of both May 31, 2022 and August 31, 2021 included $8 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval, and implementation of the remediation action plan.

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

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended May 31, 2022			Three Months Ended May 31, 2021
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - March 1 (Beginning of period)	$(32,002)	$(2,436)	$(34,438)	$(32,373)	$(2,909)	$(35,282)
Other comprehensive income before reclassifications	153	—	153	4,514	—	4,514
Income tax (expense)	—	—	—	—	—	—
Other comprehensive income before reclassifications, net of tax	153	—	153	4,514	—	4,514
Amounts reclassified from accumulated other comprehensive loss	—	52	52	—	49	49
Income tax (benefit)	—	(12)	(12)	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	40	40	—	37	37
Net periodic other comprehensive income	153	40	193	4,514	37	4,551
Balances - May 31 (End of period)	$(31,849)	$(2,396)	$(34,245)	$(27,859)	$(2,872)	$(30,731)

	Nine Months Ended May 31, 2022			Nine Months Ended May 31, 2021
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(31,609)	$(2,945)	$(34,554)	$(34,184)	$(2,687)	$(36,871)
Other comprehensive (loss) income before reclassifications	(240)	451	211	6,325	(385)	5,940
Income tax (expense) benefit	—	(101)	(101)	—	87	87
Other comprehensive (loss) income before reclassifications, net of tax	(240)	350	110	6,325	(298)	6,027
Amounts reclassified from accumulated other comprehensive loss	—	257	257	—	147	147
Income tax (benefit)	—	(58)	(58)	—	(34)	(34)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	199	199	—	113	113
Net periodic other comprehensive (loss) income	(240)	549	309	6,325	(185)	6,140
Balances - May 31 (End of period)	$(31,849)	$(2,396)	$(34,245)	$(27,859)	$(2,872)	$(30,731)

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Income in all periods presented.

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Major product information:
Ferrous revenues	$530,303	$448,684	$1,434,473	$1,023,569
Nonferrous revenues	272,208	204,512	662,779	471,543
Steel revenues(1)	165,210	129,057	384,644	316,662
Retail and other revenues	42,366	38,465	109,507	101,162
Total revenues	$1,010,087	$820,718	$2,591,403	$1,912,936
Revenues based on sales destination:
Foreign	$533,087	$466,739	$1,439,731	$1,067,335
Domestic	477,000	353,979	1,151,672	845,601
Total revenues	$1,010,087	$820,718	$2,591,403	$1,912,936

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of May 31, 2022 and August 31, 2021, receivables from contracts with customers, net of an allowance for credit losses, totaled $278 million and $210 million, respectively, representing 98% of total accounts receivable reported on the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $10 million and $8 million as of May 31, 2022 and August 31, 2021, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the three and nine months ended May 31, 2022, the Company reclassified less than $1 million and $7 million, respectively, in contract liabilities as of August 31, 2021 to revenues as a result of satisfying performance obligations during the period. During the three and nine months ended May 31, 2021, the Company reclassified less than $1 million and $7 million, respectively, in contract liabilities as of August 31, 2020 to revenues as a result of satisfying performance obligations during the period.

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

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2022 was an expense on pre-tax income of 21.0% and 21.2%, respectively, compared to 18.0% and 20.0%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2022 approximated the U.S. federal statutory rate of 21%, reflecting primarily the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results, offset by discrete tax benefits resulting from vesting of share-based awards in the periods and the favorable effects of other discrete items. The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2021 was lower than the U.S. federal statutory rate primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the impacts of research and development credits and other discrete items.

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

Note 10 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to SSI shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Income from continuing operations	$75,550	$65,482	$160,991	$126,237
Net income attributable to noncontrolling interests	(870)	(1,801)	(2,497)	(3,852)
Income from continuing operations attributable to SSI shareholders	$74,680	$63,681	$158,494	$122,385
(Loss) income from discontinued operations, net of tax	(46)	(46)	(46)	(58)
Net income attributable to SSI shareholders	$74,634	$63,635	$158,448	$122,327
Computation of shares:
Weighted average common shares outstanding, basic	28,143	28,047	28,161	27,948
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	1,482	1,496	1,580	1,015
Weighted average common shares outstanding, diluted	29,625	29,543	29,741	28,963

Common stock equivalent shares of 47,095 and 172,288 were considered antidilutive and were excluded from the calculation of diluted net income per share for the three and nine months ended May 31, 2022, respectively. No common stock equivalent shares were considered antidilutive for the three and nine months ended May 31, 2021.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $10 million and $6 million for the three months ended May 31, 2022 and 2021, respectively, and $21 million and $14 million for the nine months ended May 31, 2022 and 2021, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and nine months ended May 31, 2022 and 2021. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2021, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General

Founded in 1906, Schnitzer Steel Industries, Inc. is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 54 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill.

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

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and safety of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved during fiscal 2021, resulting in increased demand for our products. Beginning in our second quarter of fiscal 2021 and continuing through the third quarter of fiscal 2022, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. The existence of new or enduring variant strains of COVID-19 may lead to a rise in infections, which could cause delays in the easing of restrictions previously in place and the implementation of new restrictions and mandates, and there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services, which have negatively impacted our sales volumes and operating results to varying degrees. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. As a result of the fire, the rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. We experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. The property damage deductible under the policies insuring the Company’s assets in this matter is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. As of August 31, 2021, prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that we had incurred as of August 31, 2021. In the first nine months of fiscal 2022, we increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain, $3 million recorded in the first quarter and $12 million recorded in the second quarter, within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during the first nine months of fiscal 2022, we received advance payments from insurers totaling approximately $30 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of May 31, 2022. These amounts do not reflect potential additional recoveries of business income losses resulting from this matter that may be recognized in the future when settlements of the business interruption claims are resolved.

SCHNITZER STEEL INDUSTRIES, INC.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. For example, as of June 18, 2022, shredder operations temporarily ceased at the facility pending completion of discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General's office regarding installation and operation of temporary emission capture and controls that would allow operation of the shredder prior to completion of the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continue. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. In the second quarter of fiscal 2022, we recognized an initial $10 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets and within cost of goods sold in the Unaudited Condensed Consolidated Statements of Income, respectively, reflecting recovery of applicable losses including impairment charges of $6 million related to the carrying value of plant and equipment assets damaged by the fire and initial capital purchases and other costs totaling $4 million that we had incurred as of February 28, 2022. In the third quarter of fiscal 2022, we increased the amount of this insurance receivable to $11 million and recognized a related $1 million insurance recovery gain, reflecting recovery of applicable losses incurred as a result of the fire to date. Also in the third quarter of fiscal 2022, we received advance payments from insurers totaling approximately $7 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $4 million as of May 31, 2022. These amounts do not reflect potential additional recoveries of costs for the repair and replacement of property that experienced physical loss or damage or of business income losses resulting from this matter that may be recognized in the future when settlements of the claims are resolved.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, asset impairment charges, business development costs not related to ongoing operations including pre-acquisition expenses, charges related to non-ordinary course legal settlements, charges for legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

SCHNITZER STEEL INDUSTRIES, INC.

Financial Highlights of Results of Operations for the Third Quarter of Fiscal 2022

•
Diluted earnings per share from continuing operations attributable to SSI shareholders in the third quarter of fiscal 2022 was $2.52, compared to $2.16 per share in the prior year quarter.
•
Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in the third quarter of fiscal 2022 was $2.59, compared to $2.20 per share in the prior year quarter.
•
Net income in the third quarter of fiscal 2022 was $76 million, compared to $65 million in the prior year quarter.
•
Adjusted EBITDA in the third quarter of fiscal 2022 was $119 million, compared to $97 million in the prior year quarter.

Market demand for recycled metals was strong in the third quarter of fiscal 2022, leading to significantly higher average net selling prices for our ferrous and nonferrous products. In the third quarter of fiscal 2022, the average net selling prices for our ferrous and nonferrous products increased by 35% and 15%, respectively, compared to the prior year quarter. Sales volumes for our nonferrous products in the third quarter of fiscal 2022 increased by 29% compared to the prior year quarter, while quarterly sales volumes for our ferrous products decreased by 7% year-over-year primarily due to the impact of slower export demand in the second half of the third quarter of fiscal 2022, which resulted in delays in contracting and shipping bulk cargoes. Our ferrous and nonferrous sales volumes in the third quarter of fiscal 2022 included additional volumes arising from the Columbus Recycling business acquired on October 1, 2021 and the Encore Recycling business acquired on April 29, 2022. Market demand for our finished steel products also improved in the third quarter of fiscal 2022, which contributed to finished steel average selling prices increasing by 41% compared to the prior year quarter. Finished steel sales volumes, however, were 12% lower in the third quarter of fiscal 2022 compared to the prior year quarter in part due to the impact of supply chain disruptions on current quarter volumes, including logistics constraints and delays to construction projects related to a four-month concrete industry strike in the Pacific Northwest that ended in April 2022. Our results for the third quarter of fiscal 2022 reflected benefits from the higher price environment for most of our products including a significant expansion in our ferrous and finished steel spreads and increased nonferrous sales volumes driven by strong demand compared to the prior year quarter. Our results in the third quarter of fiscal 2022 also reflected a lower benefit from average inventory accounting compared to the prior year quarter, the effects of ongoing supply chain disruptions, lower year-over-year platinum group metals (PGM) prices, and the impact of inflation. Contributions from recent acquisitions and productivity initiatives helped to partially offset the effects of inflationary pressure on operating costs.

Selling, general, and administrative expense in the third quarter of fiscal 2022 increased by 26% compared to the prior year quarter primarily due to higher employee-related expenses, including from increased competition for employees in a tight labor market and higher incentive compensation accruals aligned with business performance, increased outside and professional services and travel expenses, including from higher costs resulting from our acquisitions and other growth-related initiatives, as well as the impact of inflation partially offset by benefits from productivity initiatives.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first nine months of fiscal 2022, net cash provided by operating activities was $58 million, compared to $51 million in the prior year comparable period.
•
Debt was $322 million as of May 31, 2022, compared to $75 million as of August 31, 2021, which increase was primarily due to increased borrowings from our credit facilities to fund the acquisition of the assets of the Columbus Recycling and Encore Recycling businesses and higher net working capital needs.
•
Debt, net of cash, was $306 million as of May 31, 2022, compared to $47 million as of August 31, 2021.
•
Repurchase of 444 thousand shares of Class A common stock totaling $18 million in the first nine months of fiscal 2022, compared to none in the prior year comparable period.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices and per share amounts)	2022	2021	%	2022	2021	%
Ferrous revenues	$530,303	$448,684	18%	$1,434,473	$1,023,569	40%
Nonferrous revenues	272,208	204,512	33%	662,779	471,543	41%
Steel revenues(1)	165,210	129,057	28%	384,644	316,662	21%
Retail and other revenues	42,366	38,465	10%	109,507	101,162	8%
Total revenues	1,010,087	820,718	23%	2,591,403	1,912,936	35%
Cost of goods sold	834,375	678,297	23%	2,188,158	1,585,416	38%
Gross margin (total revenues less cost of goods sold)	$175,712	$142,421	23%	$403,245	$327,520	23%
Gross margin (%)	17.4%	17.4%	(—)%	15.6%	17.1%	(9)%
Selling, general and administrative expense	$77,672	$61,887	26%	$194,020	$165,935	17%
Diluted earnings per share from continuing operations attributable to SSI shareholders:
Reported	$2.52	$2.16	17%	$5.33	$4.23	26%
Adjusted(2)	$2.59	$2.20	18%	$5.54	$4.31	29%
Net income	$75,504	$65,436	15%	$160,945	$126,179	28%
Adjusted EBITDA(2)	$119,090	$97,254	22%	$272,435	$208,920	30%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$516	$395	31%	$458	$332	38%
Foreign	$552	$401	38%	$484	$360	34%
Average	$541	$400	35%	$477	$354	35%
Ferrous volumes (LT, in thousands):
Domestic(4)	490	412	19%	1,329	1,191	12%
Foreign	639	803	(20)%	2,020	2,054	(2)%
Total ferrous volumes (LT, in thousands)(4)(8)	1,129	1,215	(7)%	3,349	3,245	3%
Average nonferrous sales price ($/pound)(3)(5)	$1.12	$0.97	15%	$1.10	$0.82	34%
Nonferrous volumes (pounds, in thousands)(4)(5)	201,413	155,657	29%	501,785	429,792	17%
Finished steel average sales price ($/ST)(3)	$1,129	$802	41%	$1,059	$709	49%
Finished steel sales volumes (ST, in thousands)	135	153	(12)%	340	423	(20)%
Cars purchased (in thousands)(6)	84	91	(8)%	237	249	(5)%
Number of auto parts stores at period end	50	50	(—)%	50	50	(—)%
Rolling mill utilization(7)	96%	98%	(2)%	87%	94%	(7)%

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
(8)
May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in the third quarter and first nine months of fiscal 2022 increased by 23% and 35%, respectively, compared to the same periods in the prior year primarily due to significantly higher average net selling prices for our ferrous and nonferrous products driven by strong market demand for recycled metals globally. In each of the third quarter and first nine months of fiscal 2022, the average net selling prices for our ferrous products increased by 35%, and the average net selling prices for our nonferrous products increased by 15% and 34%, respectively, compared to the prior year periods. In the third quarter and first nine months of fiscal 2022, nonferrous sales volumes increased by 29% and 17%, respectively, compared to the prior year periods, reflecting strong demand for these products globally. Ferrous sales volumes in the third quarter of fiscal 2022 decreased by 7% compared to the prior year quarter primarily due to the impact of slower export demand in the second half of the third quarter of fiscal 2022, which resulted in delays in contracting and shipping bulk cargoes. Our ferrous and nonferrous sales volumes in the third quarter and first nine months of fiscal 2022 included additional volumes arising from the Columbus Recycling business acquired on October 1, 2021 and the Encore Recycling business acquired on April 29, 2022. Finished steel average selling prices were significantly higher in the third quarter and first nine months of fiscal 2022 compared to the prior year periods, reflecting robust market demand for these products. The impact of the higher average selling prices on steel revenues in the third quarter and first nine months of fiscal 2022 was partially offset by lower sales volumes compared to the prior year periods. For the first nine months of fiscal 2022, finished steel sales volumes were lower compared to the same period in the prior year primarily due to the impact of the ramp-up of steel mill operations that began in August 2021 and which was substantially completed during the second quarter, as well as the impact of supply chain disruptions on current volumes, including logistics constraints and delays to construction projects related to a four-month concrete industry strike in the Pacific Northwest that ended in April 2022. The ramp-up of steel mill operations followed completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

Operating Performance

Net income in the third quarter and first nine months of fiscal 2022 was $76 million and $161 million, respectively, compared to $65 million and $126 million in the prior year periods. Adjusted EBITDA in the third quarter and first nine months of fiscal 2022 was $119 million and $272 million, respectively, compared to $97 million and $209 million, respectively, in the prior year periods. Our results for the third quarter and first nine months of fiscal 2022 reflected benefits from the higher price environment for most of our products and increased nonferrous sales volumes supported by strong demand compared to the prior year periods. Ferrous metal spreads in the third quarter and first nine months of fiscal 2022 increased by approximately 45% and 30%, respectively, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, increased by approximately 15% and 30%, respectively, compared to the prior year periods. The expansion in ferrous metal spreads compared to the prior year periods in part reflected higher spreads on certain ferrous sales contracted prior to a decline in market selling prices that occurred during the latter part of the third quarter of fiscal 2022. Finished steel spreads also expanded significantly in the third quarter and first nine months of fiscal 2022, compared to the prior year periods. Our results in the third quarter and first nine months of fiscal 2022 also reflected the adverse impact of lower third quarter ferrous sales volumes year-over-year, a lower benefit from average inventory accounting compared to the prior year period, the effects of ongoing supply chain disruptions, lower year-over-year PGM prices, the impact of inflation, and the adverse impact of the Everett shredder downtime in the first half of fiscal 2022. Contributions from recent acquisitions and productivity initiatives helped to partially offset the effects of inflationary pressure on operating costs.

In the first nine months of fiscal 2022, we recognized insurance recoveries of $15 million in connection with the May 2021 fire at our steel mill in McMinnville, Oregon, reflecting recovery of applicable costs incurred by the mill operations following the incident. In the third quarter and first nine months of fiscal 2022, we also recognized insurance recoveries of $1 million and $11 million, respectively, in connection with the December 2021 fire at our Everett shredder facility, reflecting recovery of applicable losses including asset impairment charges, initial capital purchases, and other costs incurred in the periods. These amounts do not reflect potential additional recoveries of business income losses due to the interruptions that may be recognized in the future when settlements of the business interruption claims are resolved.

Selling, general, and administrative expense in the third quarter and first nine months of fiscal 2022 increased by 26% and 17%, respectively, compared to the prior year periods primarily due to higher employee-related expenses, including from increased competition for employees in a tight labor market, and increased outside and professional services and travel expenses, including from higher costs resulting from our acquisitions and other growth-related initiatives, as well as the impact of inflation partially offset by benefits from productivity initiatives. Accruals in connection with our annual incentive compensation plans were higher in the third quarter of fiscal 2022, compared to the prior year quarter, but lower for the nine-month period year-over-year. We also incurred higher legacy environmental charges during the first nine months of fiscal 2022, compared to the prior year period.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Because of the sharp decline in market selling prices that occurred during the latter part of the third quarter of fiscal 2022, which has continued through the date of this report, we expect our net selling prices for primarily ferrous recycled metal products in the fourth quarter of fiscal 2022 to be lower than the average net selling prices for the third quarter of fiscal 2022. While we aim to respond to changes in selling prices by seeking to adjust purchase prices for unprocessed scrap metal, we may not be able to reduce our purchase prices to fully offset the reduction in selling prices, which may negatively impact our operating margins.

Income Tax

The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2022 was an expense on pre-tax income of 21.0% and 21.2%, respectively, compared to 18.0% and 20.0%, respectively, for the comparable prior year periods. Our effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2022 approximated the U.S. federal statutory rate of 21%, reflecting primarily the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results, offset by discrete tax benefits resulting from vesting of share-based awards in the periods and the favorable effects of other discrete items. Our effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2021 was lower than the U.S. federal statutory rate primarily due to the benefit from the foreign derived intangible income deduction in fiscal 2021 and the impacts of research and development credits and other discrete items.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $16 million and $28 million as of May 31, 2022 and August 31, 2021, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2022, debt was $322 million compared to $75 million as of August 31, 2021, and debt, net of cash, was $306 million as of May 31, 2022, compared to $47 million as of August 31, 2021, which increases were primarily due to increased borrowings from our credit facilities to fund the acquisitions of the assets of the Columbus Recycling business on October 1, 2021 and the Encore Recycling business on April 29, 2022, and higher net working capital needs. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash provided by operating activities in the first nine months of fiscal 2022 was $58 million, compared to net cash provided by operating activities of $51 million in the first nine months of fiscal 2021.

Sources of cash other than from earnings in the first nine months of fiscal 2022 included a $45 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of purchases and payments and a $9 million increase in income tax accruals. Uses of cash in the first nine months of fiscal 2022 included a $164 million increase in inventories due to higher raw material purchase costs and the timing of purchases and sales, a $43 million increase in accounts receivable primarily due to higher selling prices for most of our products, as well as the timing of sales and collections, a $17 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation in the first quarter of fiscal 2022 previously accrued under our fiscal 2021 plans, and a $15 million decrease in environmental liabilities primarily due to payments in connection with legacy environmental matters. The sources and uses of cash related to operating activities described above also reflect higher net working capital needs during the ramp-up of steel mill operations that began in August 2021 following completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

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

Investing Activities

Net cash used in investing activities was $262 million in the first nine months of fiscal 2022, compared to $76 million in the first nine months of fiscal 2021.

SCHNITZER STEEL INDUSTRIES, INC.

Cash used in investing activities in the first nine months of fiscal 2022 included $114 million paid to acquire the assets of the Columbus Recycling business on October 1, 2021, which amount included $7 million paid at closing for estimated net working capital in excess of an agreed-upon benchmark, and also included $63 million paid to acquire the assets of the Encore Recycling business on April 29, 2022, which amount included $8 million paid at closing for estimated net working capital in excess of an agreed-upon benchmark. We funded these acquisitions using cash on hand and borrowings under our existing credit facilities. See Note 3 - Business Acquisitions in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail.

Cash used in investing activities in the first nine months of fiscal 2022 also included capital expenditures of $98 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $77 million in the prior year period. Cash flows from investing activities in the first nine months of fiscal 2022 included proceeds of $17 million representing the portion of advance payments from insurance carriers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the May 2021 steel mill fire and the December 2021 Everett facility shredder fire. Cash used in investing activities in the first nine months of fiscal 2022 also included the purchase of an investment in the equity of a privately-held Canadian recycling entity for $5 million.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2022 was $192 million, compared to $24 million in the first nine months of fiscal 2021.

Cash flows from financing activities in the first nine months of fiscal 2022 included $240 million in net borrowings of debt, compared to $49 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first nine months of fiscal 2022 and 2021 included $11 million and $5 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $16 million in each period for the payment of dividends. Cash used in financing activities for the first nine months of fiscal 2022 also included $18 million for share repurchases.

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

We had borrowings outstanding under our credit facilities of $303 million as of May 31, 2022 and $60 million as of August 31, 2021. The weighted average interest rate on amounts outstanding under our credit facilities was 2.53% and 1.75% as of May 31, 2022 and August 31, 2021, respectively.

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

As of May 31, 2022, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 6.67 to 1.00 as of May 31, 2022. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.25 to 1.00 as of May 31, 2022.

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

Other debt obligations, which totaled $13 million and $8 million as of May 31, 2022 and August 31, 2021, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter. In the first nine months of fiscal 2022, we recorded $7 million of additional debt obligations with these terms generally.

Capital Expenditures

Capital expenditures totaled $98 million for the first nine months of fiscal 2022, compared to $77 million for the prior year period. Capital expenditures in the first nine months of fiscal 2022 included approximately $34 million for investments in growth. We currently plan to invest in the range of $130 million to $150 million in capital expenditures in fiscal 2022. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment and infrastructure and for environmental and safety-related assets, using cash generated from operations and available credit facilities. The COVID-19 pandemic has contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of the COVID-19 pandemic and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $13 million in capital expenditures for environmental projects in the first nine months of fiscal 2022, and we currently plan to invest in the range of $25 million to $35 million for such projects in fiscal 2022. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

SCHNITZER STEEL INDUSTRIES, INC.

Dividends

On April 6, 2022, our Board of Directors declared a dividend for the third quarter of fiscal 2022 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 2, 2022.

Share Repurchase Program

Pursuant to our share repurchase program as amended in 2001, 2006 and 2008, we were authorized to repurchase up to 9 million shares of our Class A common stock. As of May 31, 2022, we had repurchased approximately 8.7 million shares under the program and had authorization to repurchase up to a remaining 262 thousand shares of our Class A common stock when we deem such repurchases to be appropriate. On June 27, 2022, the Company's Board of Directors authorized the repurchase of up to an additional 3.0 million shares of our Class A common stock. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. In the third quarter and first nine months of fiscal 2022, we repurchased 244 thousand and 444 thousand shares, respectively, of our Class A common stock in open-market transactions for a total of $10 million and $18 million, respectively.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2022, we had $9 million outstanding under these arrangements.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2021, other than the following.

Business Acquisitions

We recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, we may update the value allocated to the assets acquired and liabilities assumed, and the resulting goodwill balance, based on information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. See Note 3 - Business Acquisitions in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for disclosure of our acquisition of the assets of the Columbus Recycling business on October 1, 2021 and our acquisition of the assets of the Encore Recycling business on April 29, 2022. As of the date of this report, measurement of actual acquired net working capital, as well as the fair values of certain other acquired assets and assumed liabilities for both acquisitions, is still preliminary and subject to change based on the completion of valuation procedures.

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

The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2022	August 31, 2021
Short-term borrowings	$5,764	$3,654
Long-term debt, net of current maturities	316,108	71,299
Total debt	321,872	74,953
Less cash and cash equivalents	16,125	27,818
Total debt, net of cash	$305,747	$47,135

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2022	2021
Borrowings from long-term debt	$895,175	$445,829
Repayments of long-term debt	(655,440)	(396,810)
Net borrowings (repayments) of debt	$239,735	$49,019

SCHNITZER STEEL INDUSTRIES, INC.

Adjusted EBITDA, adjusted income from continuing operations attributable to SSI shareholders, and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for charges for asset impairment charges, business development costs not related to ongoing operations including pre-acquisition expenses, charges related to non-ordinary course legal settlements, legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income to adjusted EBITDA (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Reconciliation of adjusted EBITDA:
Net income	$75,504	$65,436	$160,945	$126,179
Loss from discontinued operations, net of tax	46	46	46	58
Interest expense	2,223	1,383	5,496	4,387
Income tax expense	20,037	14,401	43,207	31,589
Depreciation and amortization	18,750	14,326	54,566	43,621
Asset impairment charges	932	—	932	—
Business development costs	920	805	2,079	805
Charges related to legal settlements(1)	590	400	590	400
Charges (recoveries) for legacy environmental matters, net(2)	62	353	4,522	899
Restructuring charges and other exit-related activities	26	104	52	982
Adjusted EBITDA	$119,090	$97,254	$272,435	$208,920

(1)
Charges related to legal settlements in the three and nine months ended May 31, 2022 and 2021 relate to a claim with a utility provider for past charges.
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

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted income from continuing operations attributable to SSI shareholders and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Income from continuing operations attributable to SSI shareholders:
As reported	$74,680	$63,681	$158,494	$122,385
Asset impairment charges	932	—	932	—
Business development costs	920	805	2,079	805
Charges related to legal settlements(1)	590	400	590	400
Charges (recoveries) for legacy environmental matters, net(2)	62	353	4,522	899
Restructuring charges and other exit-related activities	26	104	52	982
Income tax benefit allocated to adjustments(3)	(557)	(340)	(1,879)	(655)
Adjusted	$76,653	$65,003	$164,790	$124,816

Diluted earnings per share from continuing operations attributable to SSI shareholders:
As reported	$2.52	$2.16	$5.33	$4.23
Asset impairment charges, per share	0.03	—	0.03	—
Business development costs, per share	0.03	0.03	0.07	0.03
Charges related to legal settlements, per share(1)	0.02	0.01	0.02	0.01
Charges (recoveries) for legacy environmental matters, net, per share(2)	—	0.01	0.15	0.03
Restructuring charges and other exit-related activities, per share	—	—	—	0.03
Income tax benefit allocated to adjustments, per share(3)	(0.02)	(0.01)	(0.06)	(0.02)
Adjusted(4)	$2.59	$2.20	$5.54	$4.31

(1)
Charges related to legal settlements in the three and nine months ended May 31, 2022 and 2021 relate to a claim with a utility provider for past charges.
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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. As a result of this assessment as of May 31, 2022, we recorded inventory write-downs of $3 million in the third quarter of fiscal 2022. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of May 31, 2022.

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

As of May 31, 2022 and August 31, 2021, 21% and 30%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 99% and 97% was less than 60 days past due as of May 31, 2022 and August 31, 2021, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of May 31, 2022 and August 31, 2021, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of the acquired Columbus Recycling business, which we acquired on October 1, 2021, and the Encore Recycling business, which we acquired on April 29, 2022, from its evaluation of the effectiveness of our disclosure controls and procedures. Together, the Columbus Recycling and Encore Recycling businesses represented approximately 10% of our consolidated total assets and 5% of our consolidated total revenues as of and for the nine months ended May 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021; and in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021; and below in this Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, incorporated by reference herein.

As previously disclosed, the Company had reached agreement with the United States Environmental Protection Agency (USEPA) and the United States Department of Justice (USDOJ) to settle a 2018 finding of violation letter with respect to alleged violations of environmental requirements stemming from refrigerant recovery management program inspections at 12 of our facilities in the New England and Pacific Northwest regions in 2017. On April 21, 2022, the USDOJ on behalf of the USEPA filed a Complaint and lodged a proposed Consent Decree with the United States District Court for the District of Massachusetts. Pursuant to the proposed Consent Decree, without admitting any liability with respect to the allegations in the Complaint and as previously disclosed, the Company would settle this matter for a civil penalty of $1.55 million, implementation of an approved enhanced refrigerant recovery management program, and execution of a R-12 refrigerant destruction mitigation project. The proposed Consent Decree was published in the Federal Register on April 27, 2022 for a 30-day public comment period. No public comments were received, and the Court entered the Consent Decree as a final judgment on June 23, 2022 (Effective Date). The Company has implemented the USEPA approved enhanced refrigerant recovery management program at its metals recycling facilities, and payment of the civil penalty is due within 30 days after the Effective Date.

As previously disclosed, the Company had reached agreement with the District Attorneys for six counties in California to settle a joint investigation which had commenced in or prior to 2019 into the alleged mishandling of hazardous materials and hazardous waste, including the commingling of nonhazardous and hazardous wastes, as well as alleged water pollution violations, at various Pick-n-Pull locations within California. On March 10, 2022, the Superior Court of the State of California, County of Santa Clara issued a Final Stipulated Judgment resolving this matter. Pursuant to the Final Stipulated Judgment, without admitting any violation of law and as previously disclosed, Pick-n-Pull agreed to settle this matter for a civil penalty of $1.85 million, plus payments of $300,000 for supplemental environmental projects and $350,000 for reimbursement of investigation and enforcement costs, and to comply with injunctive terms relating to the facilities’ waste management activities. Pick-N-Pull has implemented additional compliance measures at all operating Pick-n-Pull locations in the state and on April 4, 2022 made the payments required under the Final Stipulated Judgment.

As previously disclosed, the Company had received a Pre-Enforcement Notice (PEN) in September 2021 from the Oregon Department of Environmental Quality (ODEQ) alleging that the Company’s metal shredder facility in Portland, Oregon is in violation of Title V of the Clean Air Act (CAA) and stating that ODEQ had referred the matter to USEPA for review and possible formal enforcement. On April 25, 2022, the Company received an Information Request from USEPA, Region 10 under Section 114 of the CAA with respect to both the Portland shredder facility and the Tacoma metal shredder facility owned and operated by a subsidiary of the Company. The Company is responding to the Information Request. In a response letter, we identified why Title V does not apply to the Portland and Tacoma facilities, explained that we had submitted an application to ODEQ in December 2018 for an Air Contaminant Discharge Permit with plant site emission limits that would limit emissions to less than Title V thresholds, noted that the Tacoma facility operates pursuant to an Order of Approval issued by the Puget Sound Clean Air Agency, described that we were proactively enclosing the shredders and installing particulate and volatile organic compound controls at both facilities, and included information on the permit applications that had been submitted in connection with the enclosure and emission control projects. The Company does not believe that any enforcement action is warranted in this matter.

SCHNITZER STEEL INDUSTRIES, INC.

As previously disclosed, the Company had reached agreement with the Alameda County District Attorney and the California Office of the Attorney General (COAG) to settle certain alleged violations of environmental requirements at our Oakland metals recycling facility pursuant to a Stipulation for Entry of Final Judgment and Order on Consent (Consent Order) issued by the Superior Court of the State of California, County of Alameda in February 2021. On March 30, 2022, the Company received a letter from the COAG alleging violations of the Consent Order and demanding that the Company take additional measures to address the off-site release and deposition of light fibrous material (LFM). The Company does not believe that it is in violation of the Consent Order and in a response letter detailed the additional control measures that the Company has implemented and continues to implement to reduce the potential for releases of LFM from its Oakland facility. The Company is in continuing discussions with the COAG, the Alameda County District Attorney’s office, and the California State Department of Toxic Substances Control (DTSC) regarding this matter and does not believe that enforcement action is warranted.

As previously disclosed in the matter filed by The Athletics Investment Group LLC (A’s) against the DTSC as Respondent and the Company as Real Party in Interest in the Superior Court of the State of California, County of Alameda, the A’s obtained an initial order requiring the DTSC to rescind the Company’s “f” letters pursuant to which DTSC classified treated shredder residue from the Company’s metal shredding facility in California as a “nonhazardous waste,” which among other things allows its use as alternative daily cover at municipal landfills. The DTSC rescinded the Company’s “f” letters on November 29, 2021 pursuant to such order. As an additional element of DTSC’s compliance with the order, DTSC adopted an emergency regulation (CTMSR Regulation) that allows metal shredding facilities to transport and dispose of treated shredder residue as non-hazardous waste under a conditional exclusion. The CTMSR Regulation became effective on December 10, 2021, and the Company resumed shipment of treated shredder residue for use as alternative daily cover at municipal landfills in California in late December 2021. On January 14, 2022, the A’s filed a motion to enforce the Court’s order, and on April 18, 2022, the Superior Court issued an order granting that motion and prohibiting the application of the CTMSR Regulation to the Company’s operations. Both the DTSC and the Company have filed a notice of appeal of the Superior Court’s most recent order to the California State Court of Appeals, First Appellate District, Division Three, which notice of appeal has the effect of automatically staying the order. On June 10, 2022, the A’s filed a “Second Motion to Enforce” the Superior Court’s order, effectively seeking to lift the automatic stay and seeking sanctions against the DTSC. In the meantime, the Company’s appeal of both the Superior Court’s initial order requiring rescission of the “f” letters and the Superior Court’s order lifting the initial stay remain pending before the same State Court of Appeals.

Following an inspection by the DTSC of the Company’s Oakland metal shredding facility on May 16 and 17, 2022, the Company in its compilation and review of records requested by the DTSC during that inspection discovered and promptly self-disclosed to the DTSC that it is unable to confirm that it was in compliance with certain aspects of the CTMSR Regulation for certain periods since the adoption of the emergency regulation. The Company reported the corrective actions it has taken and the numerous detailed procedures that are now in place to prevent recurrence. The Company is confident that any failure to comply with the CTMSR Regulation did not pose a risk to human health or the environment. On June 23, 2022, the DTSC issued an Amended Summary of Violations (SOV) alleging that the Company is treating and storing CTMSR without a permit or other grant of authorization in violation of the California Hazardous Waste Control Law and its implementing regulations and that without such authorization the Company cannot utilize the CTSMR Regulation. The Company had previously discussed with DTSC the various forms of authorization that would satisfy the CTMSR Regulation and had promptly obtained a Permit by Rule which it understood to be a satisfactory option. The Company disputes the allegations in the SOV and has filed an application for a different form of authorization (Interim Status) under a reservation of rights that allows the Company to continue treating, storing, transporting, and disposing of CTSMR.

On May 6, 2022, the A’s filed an action in the Superior Court of the State of California, County of Alameda against the Bay Area Air Quality Management District (BAAQMD) as Respondent and the Company as Real Party in Interest alleging that the BAAQMD has failed to properly regulate the Company’s Oakland shredder facility under the federal and California Clean Air Acts and seeking an order requiring the BAAQMD to revoke the Company’s Permit to Operate for the Oakland facility. On June 3, 2022, the BAAQMD with the consent of the Company removed this action to the United States District Court, Northern District of California, Oakland Division. The Company has filed a motion to relate this most recent A’s lawsuit to a substantially similar action filed by the A’s against the Company on July 7, 2021 in the United States District Court, Northern District of California, Oakland Division under the federal Clean Air Act’s citizen suit provision alleging violations by the Oakland facility of the federal Clean Air Act and permit conditions and seeking declaratory and injunctive relief, which action is currently in discovery with a trial, if any, currently scheduled for October 2023.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2021, except for the changes disclosed in the subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2021 and February 28, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a share repurchase program, as amended in 2001, 2006, and 2008, our Board of Directors had previously authorized the repurchase of up to 9 million shares of our Class A common stock when management deems such repurchases to be appropriate. We repurchased 244 thousand shares of our Class A common stock under the program in open-market transactions during the third quarter of fiscal 2022. As of May 31, 2022, we had existing authorization remaining under the program to repurchase up to approximately 262 thousand shares.

The table below presents a summary of our share repurchases during the quarter ended May 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 1 - March 31, 2022	—	$—	—	505,998
April 1 - April 30, 2022	15,000	$47.56	15,000	490,998
May 1 - May 31, 2022	228,792	$40.56	228,792	262,206
Total third quarter 2022	243,792		243,792

On June 27, 2022, our Board of Directors authorized a new share repurchase program of up to three million shares of our Class A common stock for a total repurchase authority as of the date of this filing of 3,262,206 shares, reflecting the additional 262,206 shares available for repurchase pursuant to our previously authorized share repurchase program to repurchase up to an aggregate of nine million shares. The share repurchase program does not require us to acquire any specific number of shares. The program does not have a stated expiration date, and we may suspend, extend, or terminate the program at any time without prior notice. The program may be executed through open-market purchases, privately negotiated transactions, or utilizing Rule 10b5-1 programs.

ITEM 5. OTHER INFORMATION

Share Repurchase Program

For information regarding the authorization of a new share repurchase program by our Board of Directors on June 27, 2022, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” above in Part II of this report, incorporated by reference herein.

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

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	June 29, 2022	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	June 29, 2022	By:	/s/ Richard D. Peach
Richard D. Peach
Executive Vice President, Chief Financial Officer and Chief Strategy Officer