Form 10-K
period 2022-08-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2022-10-24
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2022 was $1,287,231,031.

The registrant had 26,747,474 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 20, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Forward-looking statements in this Annual Report on Form 10-K include statements regarding future events or our expectations, intentions, beliefs, and strategies regarding the future, which may include statements regarding the impact of equipment upgrades, equipment failures, and facility damage on production, including timing of repairs and resumption of operations; the realization of insurance recoveries; the impact of pandemics, epidemics, or other public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic; the Company’s outlook, growth initiatives, or expected results or objectives, including pricing, margins, sales volumes, and profitability; completion of acquisitions and integration of acquired businesses; the impacts of supply chain disruptions, inflation, and rising interest rates; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality, and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions, and credits; the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; the impact of labor shortages or increased labor costs; obligations under our retirement plans; benefits, savings, or additional costs from business realignment, cost containment, and productivity improvement programs; the potential impact of adopting new accounting pronouncements; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the impact of equipment upgrades, equipment failures, and facility damage on production; failure to realize or delays in realizing expected benefits from capital projects, including investments in processing and manufacturing technology improvements; the cyclicality and impact of general economic conditions; the impact of inflation, rising interest rates, and foreign currency fluctuations; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; increases in the relative value of the U.S. dollar; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; the impact of goodwill impairment charges; the impact of long-lived asset and equity investment impairment charges; the impact of pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic; inability to achieve or sustain the benefits from productivity, cost savings and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the adverse impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; translation risks associated with fluctuation in foreign exchange rates; inability to obtain or renew business licenses and permits; environmental compliance costs and potential environmental liabilities; increased environmental regulations and enforcement; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS

General

Founded in 1906, Schnitzer Steel Industries, Inc. is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 51 retail self-service auto parts stores, 54 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

Business Acquisitions

Columbus Recycling

On October 1, 2021, we used cash on hand and borrowings under existing credit facilities to acquire eight metals recycling facilities across Mississippi, Tennessee, and Kentucky from Columbus Recycling, a provider of recycled ferrous and nonferrous metal products and recycling services. The acquired Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with our regional metals recycling facilities in Georgia, Alabama, and Tennessee, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeast. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. Total purchase consideration measured as of the end of fiscal 2022 was approximately $117 million. See Note 7 - Business Acquisitions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Encore Recycling

On April 29, 2022, we used cash on hand and borrowings under existing credit facilities to acquire two recycling facilities in the greater Atlanta, Georgia metropolitan area, including a metal shredding operation and recycled auto-parts center, from the previous owners of Encore Recycling. The acquired Encore Recycling operations purchase and process scrap metal and end-of life vehicles from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with our existing regional metals recycling facilities and recycled auto-parts centers, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across portions of the Southeast. The cash purchase price was approximately $55 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. Total purchase consideration measured as of the end of fiscal 2022 was approximately $63 million, which included an additional $8 million paid at closing for estimated net working capital in excess of the benchmark, which was still subject to adjustment as of the end of fiscal 2022. See Note 7 - Business Acquisitions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

2 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Revenue-Generating Activities

We acquire, process, and recycle end-of-life (salvaged) vehicles, rail cars, home appliances, industrial machinery, manufacturing scrap, and construction and demolition scrap through our facilities. Our retail self-service auto parts stores located across the United States (“U.S.”) and Western Canada, which operate under the commercial brand-name Pick-n-Pull, procure the significant majority of our salvaged vehicles and sell serviceable used auto parts from these vehicles. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels, and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities where geographically practical, or sold to third parties, for shredding. At our metals recycling facilities, we process mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding, separating, and sorting, resulting in recycled ferrous, nonferrous, and mixed metal pieces of a size, density, and metal content required by customers to meet their production needs. Each of our shredding, nonferrous processing, and separation systems is designed to optimize the recovery of valuable recycled metal.

We operate seven deepwater port locations, six of which are equipped with large-scale shredders. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. Our port facilities in Salinas, Puerto Rico, and Kapolei, Hawaii operate shredders with 1,500 and 4,000 horsepower, respectively. Our port facility in Providence, Rhode Island does not operate a shredder, but exports recycled ferrous metal acquired in the regional market. In addition, we operate a 2,500-horsepower shredder at our non-port facility in Lithonia, Georgia, which we acquired as part of the purchase of the Encore Recycling business in April 2022. Our shredders are designed to provide a denser product and, in conjunction with advanced separation equipment, a more refined form of recycled ferrous metal which can be used efficiently by steel mills in the production of new steel. The shredding process reduces auto bodies and other scrap metal into fist-size pieces of shredded recycled metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous metal and separate it from the mixed nonferrous metal and other residue, resulting in a consistent and high-quality shredded ferrous product. The mixed nonferrous metal and residue then pass through a series of additional mechanical systems designed to recover and separate the nonferrous metal from the residue. The remaining mixed nonferrous metal is then further sorted by product and size grade before being sold as joint products, which include mainly zorba (primarily aluminum), zurik (primarily stainless steel), and shredded insulated wire (primarily copper and aluminum). We sell further separated products with higher metal content such as twitch (light gauge recycled aluminum) and shredded copper and brass. We also purchase nonferrous metal directly from industrial vendors and other suppliers and aggregate and prepare this metal for shipment to customers by ship, rail, or truck.

We invest in nonferrous metal extraction and separation technologies in order to optimize the recoverability of valuable nonferrous metal and to meet the metal purity requirements of customers. We have a major strategic initiative currently underway and partially completed to replace, upgrade, and add to our existing nonferrous metal recovery technologies that is expected to increase metal recovery yields, provide for additional product optionality, create higher quality furnace-ready products, and reduce the metallic portion of shredder residue disposed in landfills. The construction, commissioning, and ramp up of these new technologies began substantially in fiscal 2021 and are anticipated to be completed by the end of fiscal 2023, with total capital expenditures estimated to be approximately $130 million, of which $113 million has been incurred, including $36 million during fiscal 2022.

In addition to the sale of recycled metal processed at our facilities, we also provide a variety of recycling and related services including brokering the sale of ferrous and nonferrous scrap metal generated by retail and industrial entities and demolition projects to customers in the domestic market, among other services.

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

Our nonferrous products include mixed metal joint products recovered from the shredding process, as well as aluminum, copper, stainless steel, nickel, brass, titanium, lead, and high temperature alloys. We also sell catalytic converters to specialty processors that extract the nonferrous precious metals including platinum, palladium, and rhodium.

3 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We provide recycling and related services involving scrap metal and other recyclable materials to a range of customers, including large retailers, industrial manufacturers, original equipment manufacturers, and owners of end-of-life railcars. These services include primarily scrap brokerage, certified destruction, automotive parts recycling, railcar dismantling, and reverse logistics.

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

Active Facilities

Tabular presentation of our active facilities by geographic region is as follows:

	Auto Parts Stores	Metals Recycling Facilities(1)	Total Recycling Facilities	Large-Scale Shredders(2)	Deepwater Ports	Steel Facilities(3)
Northwest (WA, OR, MT)	7	8	15	2	2	1
Southwest and Hawaii (CA, NV, UT, HI)	22	7	29	2	2	1
Midwest and South (AR, IL, IN, OH, MO, KS, TX)	13	—	13	—	—	—
Northeast (MA, ME, NH, RI)	2	9	11	1	2	—
Southeast and Puerto Rico (GA, AL, TN, FL, VA, KY, MS, PR)	3	26	29	2	1	—
Western Canada (BC, AB)	4	4	8	—	—	—
Total	51	54	105	7	7	2

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

4 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. The spread between selling prices for processed metal and the cost of purchased scrap metal (metal spread) is subject to a number of factors, including differences in the market conditions between the domestic regions where scrap metal is acquired and the areas in the world to which the processed metals are sold, market volatility from the time the selling price is agreed upon with the customer until the time the scrap metal is purchased, and changes in transportation costs. We generally benefit from sustained periods of stable or rising recycled metal selling prices, which allow us to better maintain or increase both operating income and unprocessed scrap metal flow into our facilities. When recycled metal selling prices decline, either sharply or for a sustained period, our operating margins typically compress.

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

Customers and Markets

Approximately 95% of our consolidated revenues are derived from sales of recycled ferrous and nonferrous metal products and finished steel products. We sell our recycled ferrous and nonferrous metal products globally to steel mills, foundries, refineries, smelters, wholesalers, and other recycled metal processors. Our finished steel customers are primarily steel service centers, construction industry subcontractors, steel fabricators, wire drawers, and major farm and wood products suppliers. We had no external customers that accounted for 10% or more of our consolidated revenues in fiscal 2022, 2021, or 2020.

Recycled Ferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous metal sold to foreign and domestic customers, during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Ferrous revenues
Domestic	$438,026	$289,742	$167,060	51%	73%
Foreign	1,476,229	1,268,149	695,430	16%	82%
Total ferrous revenues	$1,914,255	$1,557,891	$862,490	23%	81%
Ferrous volumes (LT, in thousands)(1)
Domestic(2)	1,806	1,500	1,429	20%	5%
Foreign	2,810	2,908	2,525	(3)%	15%
Total ferrous volumes (LT, in thousands)(3)	4,616	4,408	3,954	5%	11%

LT = Long Ton, which is equivalent to 2,240 pounds.

(1)
Ferrous volumes sold externally and delivered to our steel mill for finished steel production.
(2)
Domestic includes volumes delivered to our steel mill for finished steel production.
(3)
May not foot due to rounding.

We export recycled ferrous metal primarily to countries in Asia, the Mediterranean region, and North, Central, and South America. Ferrous exports made up 61%, 66%, and 64% of our total ferrous volumes in fiscal 2022, 2021, and 2020, respectively. In fiscal 2022, the three countries from which we derived our largest ferrous export revenues from external customers were Bangladesh, Turkey, and Vietnam, which collectively accounted for 71% of our total ferrous export revenues. In fiscal 2021 and 2020, the three countries from which we derived our largest ferrous export revenues from external customers accounted for 63% and 69%, respectively, of our total ferrous export revenues. We generally attribute revenues from external customers to individual countries based on the country in which the customer is located. Our three largest external recycled ferrous metal customers accounted for 22% of total ferrous revenues in fiscal 2022, compared to 25% and 32% in fiscal 2021 and 2020, respectively.

5 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Recycled Nonferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous metal sold to foreign and domestic customers during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Nonferrous revenues
Domestic	$480,919	$367,744	$195,880	31%	88%
Foreign	411,525	317,118	194,418	30%	63%
Total nonferrous revenues	$892,444	$684,862	$390,298	30%	75%
Nonferrous volumes (pounds, in thousands)(1)
Domestic	298,279	219,126	194,554	36%	13%
Foreign	389,140	374,252	356,012	4%	5%
Total nonferrous volumes (pounds, in thousands)(2)	687,419	593,378	550,566	16%	8%

(1)
All nonferrous volumes sold externally.
(2)
May not foot due to rounding.

Nonferrous exports made up 57%, 63%, and 65% of our total nonferrous sales volumes in fiscal 2022, 2021, and 2020, respectively. The substantial majority of our nonferrous joint products recovered from the shredding process are sold to the export market currently and made up 45%, 44%, and 47% of our total nonferrous sales volumes in fiscal 2022, 2021, and 2020, respectively. In fiscal 2022, the three countries from which we derived our largest nonferrous export revenues from external customers were India, Malaysia, and South Korea, which collectively accounted for 68% of our total nonferrous export revenues. In fiscal 2021 and 2020, the three countries from which we derived our largest nonferrous export revenues from external customers accounted for 69% and 58%, respectively, of our total nonferrous export revenues.

Finished Steel Products

The table below sets forth, on a revenue and volume basis, the amount of finished steel products sold during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Steel revenues(1)	$531,731	$379,203	$336,980	40%	13%
Finished steel sales volumes (ST, in thousands)	465	488	505	(5)%	(3)%

ST = Short Ton, which is equivalent to 2,000 pounds.

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

We sell finished steel products to customers located primarily in the Western United States and Western Canada. Customers in California accounted for 55%, 52%, and 55% of our steel revenues in fiscal 2022, 2021, and 2020, respectively.

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

6 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We sell used auto parts from our self-service retail stores. Both before and after retail customers have removed desired parts from acquired salvaged vehicles, we extract and consolidate certain valuable ferrous and nonferrous components from auto bodies for shipment by truck primarily to wholesale customers. We also remove and collect catalytic converters from salvaged vehicles for shipment by truck to specialty processers which extract the nonferrous precious metals. The salvaged auto bodies are crushed and shipped by truck to our metals recycling facilities where geographically practical, or to third-party recyclers, for shredding.

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

Sources of Unprocessed Metal

The most common forms of purchased unprocessed metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, scrap metal from manufacturing operations and retailers, and demolition metal from buildings and other infrastructure. Unprocessed metal is acquired from a diverse base of suppliers who unload at our facilities, from drop boxes at suppliers’ industrial sites, and through negotiated purchases from other large suppliers, including railroads, manufacturers, automobile salvage facilities, metal dealers, various government entities, and individuals. We typically seek to locate our retail auto parts stores in major population centers with convenient road access. Our auto parts store network spans 16 states in the U.S. and two provinces in Western Canada, with a majority of the stores concentrated in regions where our large-scale shredders are located. Through our network of auto parts stores, we seek to obtain salvaged vehicles from five primary sources: private parties, tow companies, charities, auto auctions, and municipal and other contracts. We have a program to purchase vehicles from private parties called “Cash for Junk Cars” which is advertised in local markets. Private parties either call a toll-free number and receive a quote for their vehicle or obtain an instant online quote. The private party can either deliver the vehicle to one of our retail locations or arrange for the vehicle to be picked up. We also employ car buyers who travel to vendors and bid on vehicles. Further, we enter into limited duration contracts with public entities and other third parties for vehicle dismantling and asset recovery services, which provide a source of low-cost salvage vehicles. The expiration of such contracts may lead us to seek alternative sources of vehicles, potentially at a higher cost. We also source scrap metal and other recyclable materials through our recycling services from a range of customers including large retailers, industrial manufacturers, original equipment manufacturers, and railcar owners.

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

The supply of scrap metal from these various sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in recycled metal prices, particularly in the short term, as well as in costs such as labor and fuel incurred by suppliers to generate scrap metal at economically viable levels. The supply of scrap metal can also fluctuate, to a lesser degree, due to seasonal factors, such as severe weather conditions, which can inhibit scrap metal collections at our facilities and production levels in our facilities. Severe weather conditions can also adversely impact the timing of shipments of our products, the level of manufacturing activity utilizing our products, and retail admissions at our auto parts stores.

We operate an EAF steel mill in the Western U.S. that sources substantially all its recycled metal requirements from integrated metals recycling and joint venture operations. These operations provide our steel mill a mix of recycled metal grades, which allow the mill to achieve optimum efficiency in its melting operations.

7 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Energy Supply

We require electricity to run our steel manufacturing operations, primarily its EAF. We purchase electricity under a long-term contract with McMinnville Water & Light (“MW&L”), which in turn relies on the Bonneville Power Administration. We entered into our current contract with MW&L in October 2011 that expires in September 2028. Our steel manufacturing operation also needs natural gas to operate its reheat furnace, which is used to reheat billets prior to running them through the rolling mill. We meet this demand through a natural gas agreement with a utility provider that obligates us at each month-end to purchase a volume of gas based on our projected needs for the immediately subsequent month on a take-or-pay basis priced using published natural gas indices. The combined electricity and natural gas costs for our steel mill represented approximately 1% of our consolidated cost of goods sold in each of fiscal 2022, 2021, and 2020.

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

8 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

For more than a decade, our steel manufacturing operation, as part of a U.S. industry coalition, petitioned the U.S. Government under our international trade laws for relief in the form of antidumping and countervailing duties against wire rod and rebar products from a number of foreign countries. Many of those cases were successful, and the resulting antidumping and countervailing duty orders led to a decrease in finished steel imports into our domestic markets from the peak reached in fiscal 2016. Those antidumping and countervailing duty orders remained in effect during fiscal 2022. The duties imposed as part of these orders are periodically reassessed through the administrative review process. In addition, the U.S. Government conducts sunset reviews every five years to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative decisions allow the orders to continue for an additional five years. During fiscal 2022, sunset reviews of the antidumping duty orders covering rebar from Japan and Taiwan, and the countervailing duty order covering Turkey, were initiated. During fiscal 2023, several additional sunset reviews, covering both rebar and wire rod, are likely to be initiated. If the final determination in any of these reviews is to revoke one or more of the orders, imports from those countries could increase which would negatively affect our results of operations, cash flows, and financial position.

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

In March 2018, the United States imposed tariffs in the amount of 25 percent and 10 percent on imports of certain steel and aluminum products, respectively. The imposition of the tariffs was the conclusion of an investigation started in April 2017 under Section 232 of the Trade Expansion Act of 1962 that allows for an exemption from normal international trade rules if imports of a product are harming national security. Currently, imports from certain countries are exempt from these duties pursuant to various agreements, including quotas. The Department of Commerce also implemented an exclusion process whereby U.S. entities can request that certain products be excluded from the Section 232 tariffs. We review any exclusion requests relevant to our product line to determine whether an objection might be appropriate. To date, the Biden Administration has allowed most Section 232 duties and procedures to remain in place.

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved beginning in fiscal 2021 and continued to improve through most of fiscal 2022, resulting in increased demand for our products. However, there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services, which have negatively impacted our sales volumes, operating costs, and financial results to varying degrees. The ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position in the future.

Regulatory Matters

Impact of Legislation and Regulation

Compliance with environmental laws and regulations is a significant factor in our operations. Our businesses are subject to extensive and rapidly evolving local, state, and federal environmental protection, health, safety, and transportation laws and regulations relating to, among others:

•
Remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”);
•
The discharge of materials and emissions into the air;
•
The prevention and remediation of soil and groundwater contamination;
•
The management, treatment, and discharge of wastewater and storm water;
•
The generation, discharge, storage, handling, transportation, and disposal of hazardous materials and secondary materials;
•
The protection of our employees’ health and safety; and
•
Climate change generally.

9 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Environmental legislation and regulations have changed rapidly in recent years, and it is likely that we will be subject to more stringent environmental standards in the future. Legislation has been proposed in the U.S. Congress on multiple occasions to address greenhouse gas (“GHG”) emissions and global climate change. In August 2022, President Biden signed the Inflation Reduction Act (“IRA”), a bill that, among other things, creates financial incentives intended to combat climate change, including by directly or indirectly discouraging use of oil and natural gas in favor of alternative sources of energy, among other measures. We cannot predict with any certainty at this time how the climate-related measures in the IRA may affect our operations. A number of states, including states in which we have operations and facilities, have considered, are considering, or have already enacted legislation or executive action to develop information or address climate change and GHG emissions, including state-level “cap and trade” programs. Currently, we are required to annually report GHG emissions from our steel mill to the State of Oregon Department of Environmental Quality (“ODEQ”) and the EPA, and our operations in Oregon are subject to or may be impacted by ODEQ regulations, standards, and programs aimed at limiting GHG emissions and toxic air emissions in the state including from large stationary sources such as our steel mill. The implementation of such regulations, standards, and programs and any associated costs, including any operating or capital expenditures, are uncertain, but may be material to our results of operations, cash flows, and financial position. In addition, we have and continue to incur material capital expenditures to enclose and install additional emission controls for our shredders to meet air emission standards. See "Compliance with existing and future climate change, greenhouse gas, and other air emission laws and regulations may adversely impact our operating results" in "Risk Factors Relating to the Regulatory Environment" in Part I, Item 1A of this report for further detail. Our steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of approximately 950 thousand tons. The permit was first issued in 1998 and has since been renewed multiple times, most recently in April 2020 extending the permit through April 1, 2025.

Federal, state, and local regulators have increased their focus on metals recycling and auto dismantling facilities that has or could lead to new or expanding regulatory requirements. For example, the California Department of Toxic Substances Control (“DTSC”) has increased its enforcement actions and sought to impose additional permitting and regulatory requirements on the metals recycling industry in the state that has resulted in and could in the future increase operating and compliance costs and require additional capital expenditures. In addition, in July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in air emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See “Legal Proceedings” in Part I, Item 3 of this report.

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

Although our objective is to maintain compliance with applicable environmental laws and regulations, we have, in the past, incurred liabilities, expenditures, fines, and penalties associated with violations of certain of these laws and regulations. In December 2000, for example, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site (“Portland Harbor”). Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. Storm water regulation and compliance is also the subject of regulatory oversight and has resulted and is expected in the future to result in increased operating costs and capital expenditures.

See further discussion of Portland Harbor and other environmental-related matters in Part I, Item 1A. Risk Factors and Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

We incurred capital expenditures related to environmental projects of $35 million, $21 million, and $10 million in fiscal 2022, 2021, and 2020, respectively, and we expect to spend in the range of $40 million to $50 million on capital expenditures related to environmental projects in fiscal 2023.

10 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Indirect Consequences of Recent or Future Legislation and Regulation

Recent or future legislation or increased regulation regarding climate change and GHG emissions, including Oregon's new Climate Protection Program regulations adopted in December 2021, could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting, and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets, or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain, and the future of these programs or measures is unknown. Any adopted future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to or complying with such requirements. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

GHG legislation and regulation are expected to have an effect on the future price of transportation fuels, natural gas used in the manufacturing process including at our steel mill, and electricity, especially electricity generated using carbon-based fuels. Since the electricity supply for our steel mill includes a significant element of hydro-generated production which is not subject to GHG legislation and regulation, its energy costs are less likely to be impacted than those of competitors using electricity generated by carbon-based fuels. In addition, demand for recycled metal may increase from mills with blast furnaces as they seek to maximize the recycled metal component of raw material infeed, which requires less energy than melting iron ore.

Because the use of recycled iron and steel instead of iron ore to make new steel results in savings in the consumption of energy, virgin materials, and water and reduces mining wastes and other harmful environmental impacts, we believe our recycled metal products and recycling services position us to be more competitive in the future for business from companies wishing to reduce their carbon footprint and impact on the environment. In addition, the EAF at our steel mill generates significantly less GHG emissions than traditional blast furnaces.

Physical Impacts of Climate Change on Our Costs and Operations

There has been public discussion that climate change may be associated with higher temperatures, lower snowpack, drier forests, rising sea levels as well as extreme weather events and conditions such as more intense hurricanes, thunderstorms, tornadoes, wildfires, and snow or ice storms. For instance, although the impact on our operations was not significant, certain of our facilities in Puerto Rico have experienced damage due to hurricanes, including as a result of Hurricane Fiona in September 2022, and certain of our facilities in California, Oregon, and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. As many of our recycling facilities are located near deepwater ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our shredders, and ship products to our customers. Periods of extended adverse weather conditions may inhibit construction activity utilizing our products, scrap metal inflows to our recycling facilities, retail admissions and parts sales at our auto parts stores, and provision of our recycling services. Potential adverse impacts from climate change, including rising temperatures and extreme weather events and conditions, may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

11 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Human Capital Resources

Employees

We hire employees from across the United States, Puerto Rico, and Canada and have employees residing in all states, territories, and provinces in which we operate. We aim to offer a competitive compensation package and suite of benefits that align our employees with the interests of our strategic long-term growth and our customers, communities, and shareholders. As of August 31, 2022, we had 3,471 full-time employees, 745 of whom were covered by collective bargaining agreements. Of our full-time employees as of August 31, 2022, approximately 95% resided in the United States.

Engagement

We believe employee engagement contributes significantly to our operational performance, achievement of our strategic goals, and the growth and development of our employees. Our leaders sponsor and, in many cases, lead employee engagement initiatives focusing on diversity, equity, inclusion, volunteering, community involvement, and job satisfaction. For example, our numerous Employee Resource Groups aim to broaden awareness of the diverse characteristics of our workforce and others, and we often survey our employees to gain feedback about our culture, employee experience, and leadership behaviors. In July 2022, for the second consecutive year, we were recognized as a certified Great Place to Work®. Achieving this prominent designation followed an all-employee Trust Index Survey process which had requested the views and beliefs of our employees.

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

•
Total Case Incident Rate (“TCIR”)
•
Days Away, Restricted, or Transferred (“DART”) Rate
•
Lost Time Incident Rate (“LTIR”)

We work continuously to improve all aspects of our health and safety performance. Our safety strategy emphasizes prevention of serious injuries and fatalities, works toward achievement of zero injuries, and empowers employees to cultivate personal safety leadership. With zero injuries as our ultimate aspiration, we are working toward a near-term goal of a 1.00 TCIR by the end of fiscal 2025 (one recordable injury per 200,000 working hours). We recorded the lowest TCIR in our history in fiscal 2021, which rate increased slightly in fiscal 2022 but continues to reflect a significantly improved safety performance compared to years prior to fiscal 2021. We attribute our performance to the work we have done over the past several years to engage leaders and front-line employees in proactively preventing workplace injuries and illnesses through training, education, and monitoring programs, in identifying and addressing the root causes of health and safety incidents, and in optimizing overall health and safety performance.

12 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our TCIR, DART Rate, and LTIR for the fiscal years ended August 31, 2019, 2020, 2021, and 2022 are as follows:

COVID-19 cases for which contact tracing could not identify a source of exposure outside of work are included in OSHA reporting in accordance with OSHA reporting requirements using a designated special code for the nature of the illness. These cases are excluded from the TCIR and LTIR metrics shown above. The safety metrics shown above also exclude information for the Columbus Recycling and Encore Recycling businesses that were acquired in fiscal 2022.

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

Throughout the COVID-19 health crisis, we compensated employees who tested positive at their regular rate of pay while also retaining health and welfare benefits during their recovery, and until returning to their work schedule. At our facilities, we instituted a range of safety practices and COVID-19 prevention controls, such as temperature screening, symptom checks, wearing face coverings when required, hygiene and sanitation procedures, social and physical distancing, installing touchless equipment, and other physical contact reduction processes. We have also supported work-from-home when feasible. To monitor the effectiveness of these controls, our Health and Safety team created a protocol for auditing facilities on their performance against our COVID-19 controls. The results of these audits are reported to senior leadership and used to make any necessary performance improvements. Regular and transparent employee communication also has been critical to our response, including weekly messages of support to help keep safe behaviors top of mind.

Ethics

Our employees, both union and non-union, participate in annual training on our Company’s Core Values of Safety, Sustainability, and Integrity, which includes instruction on our Code of Conduct and ethical behavior. The training includes important topics such as reporting misconduct, prohibition against retaliation, diversity, equity, and inclusion, and the Company's sustainability program. We also provide training to employees regarding unconscious bias. We empower employees to raise issues and concerns regarding compliance with our Code of Conduct, Company policies, and the law by offering multiple reporting channels, including a third-party, confidential, multi-lingual misconduct reporting system where employees may choose to remain anonymous. We investigate all reports received through actionable channels. In addition to our Code of Conduct and related training, we have a comprehensive Anticorruption Program, inclusive of an overarching Anticorruption Policy available to all employees that details prohibitions against bribery, money laundering, and engaging with terrorists or other sanctioned entities, as well as internal controls. The broader program includes third-party vetting and monitoring, contract provisions, and employee engagement and training.

For the eighth consecutive year, we were named one of the 2022 World’s Most Ethical Companies by the Ethisphere Institute. This award is given to companies that foster a culture of ethics and transparency at every level of the company by demonstrating leadership across five key categories: ethics and compliance programs; environmental and societal impacts; culture of ethics; governance; and leadership and reputation. Through the annual process of applying for this award and analyzing our scores across all categories, we gain significant insight into current best practices and can plan and implement improvements to our Company-wide communications, training programs, and other initiatives.

13 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate.

At October 24, 2022, the executive officers of the Company were as follows:

Name	Age	Office
Tamara L. Lundgren	65	Chairman, President and Chief Executive Officer(1)
Richard D. Peach	59	Executive Vice President and Chief Strategy Officer(2)
Stefano R. Gaggini	51	Senior Vice President and Chief Financial Officer(3)
Michael R. Henderson	63	Senior Vice President and President, Operations(4)
Steven G. Heiskell	53	Senior Vice President and President, Recycling Products & Services(5)
James Matthew Vaughn	50	Senior Vice President, General Counsel and Corporate Secretary(6)
Erich D. Wilson	54	Senior Vice President, Chief Human Resources Officer and Chief of Corporate Operations(7)
Mark Schuessler	43	Vice President and Chief Accounting Officer(8)

(1)
Ms. Lundgren was appointed President and Chief Executive Officer in December 2008 and was appointed Chairman of the Board of Directors in March 2020.
(2)
Mr. Peach was appointed Senior Vice President and Chief Financial Officer in December 2007. Mr. Peach also served as Chief of Corporate Operations from September 2016 until March 2020 and was appointed Executive Vice President, Chief Financial Officer and Chief Strategy Officer in March 2020. Mr. Peach was appointed Executive Vice President and Chief Strategy Officer effective September 1, 2022.
(3)
Mr. Gaggini served as Vice President, Corporate Controller and Chief Accounting Officer from December 2013 until September 2018. Mr. Gaggini then served as Vice President, Deputy Chief Financial Officer and Chief Accounting Officer from September 2018 until August 2022. Mr. Gaggini was appointed to Senior Vice President and Chief Financial Officer effective September 1, 2022.
(4)
Mr. Henderson served as Senior Vice President and Co-President of the Auto and Metals Recycling business from April 2015 until March 2020, and also served as Co-President of the Cascade Steel and Scrap business from June 2017 until March 2020. Mr. Henderson was appointed Senior Vice President and President, Operations in March 2020.
(5)
Mr. Heiskell served as Senior Vice President and Co-President of the Auto and Metals Recycling business from April 2015 until March 2020. Mr. Heiskell was appointed Senior Vice President and President, Recycling Products & Services in March 2020.
(6)
Mr. Vaughn was appointed Senior Vice President, General Counsel and Corporate Secretary effective September 1, 2022. Prior to joining the Company, Mr. Vaughn served in various executive positions at Par Pacific Holdings, Inc. from July of 2014 through August of 2022.
(7)
Mr. Wilson served as Director, Human Resource Operations from August 2015 until March 2020. Mr. Wilson was appointed Senior Vice President, Chief Human Resources Officer and Chief of Corporate Operations in March 2020.
(8)
Mr. Schuessler has served in various roles in the Company's SEC Reporting and Technical Accounting department since joining the Company in November of 2011. He then served as Vice President, Accounting and Reporting from April 2021 until August 2022. Mr. Schuessler was appointed Vice President and Chief Accounting Officer effective September 1, 2022.

14 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

Risk Factors Relating to Our Business

Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity

In December 2000, we were notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) that we are one of the potentially responsible parties (“PRPs”) that owns or operates or formerly owned or operated sites which are part of or adjacent to Portland Harbor. In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for Portland Harbor. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The ROD provided only site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within Portland Harbor. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs. Except for certain early action projects in which we are not involved, remediation activities at Portland Harbor are not expected to commence for a number of years. Moreover, those activities are expected to be sequenced, and the order and timing of such sequencing has not been determined. We have joined with approximately 100 other PRPs in a voluntary process to establish an allocation of costs at Portland Harbor. We expect the next major stage of the allocation process to proceed in parallel with the remedial design process. In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. We are working with the Trustee Council to finalize an early settlement of our alleged natural resource damage liability at Portland Harbor. Our environmental liabilities as of both August 31, 2022 and 2021 included $6 million relating to the Portland Harbor matters described above. Because the final remedial actions have not yet been designed and there has not been a determination of the allocation among the PRPs of costs of the investigations or remedial action costs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. Among the facts being evaluated are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within Portland Harbor, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remedial design, remedial action, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor. Most of these policies jointly insure us and MMGL, LLC (“MMGL”), an unaffiliated company, as the successor to a former subsidiary. We and MMGL have negotiated the settlement with certain insurers of claims against us related to Portland Harbor, continue to seek settlements with other insurers, and formed a Qualified Settlement Fund (“QSF”) which became operative in fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by us and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSF may not cover all of the costs which we may incur.

15 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The Oregon Department of Environmental Quality is separately providing oversight of our investigations and source control activities at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. We have accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and our responsibility for the contamination and source control work, in each case if any, have not yet been determined. In addition, pursuant to our insurance policies, we are being reimbursed for the costs we incur for required source control evaluation and remediation work.

Significant cash outflows in the future related to Portland Harbor could reduce the amount of our borrowing capacity that could otherwise be used for investment in capital expenditures, acquisitions, dividends, and share repurchases. Any material liabilities or cash expenditures, net of recoveries, incurred in the future related to Portland Harbor could result in our failure to maintain compliance with certain covenants in our debt agreements. See “Contingencies – Environmental” in Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail on these matters.

Equipment upgrades, equipment failures, and facility damage may lead to production curtailments or shutdowns

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces, and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or events. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as mechanical failures, fires, earthquakes, accidents, or violent weather conditions. For instance, although the impact on our operations was not significant, certain of our facilities in Puerto Rico have experienced damage due to hurricanes, including as a result of Hurricane Fiona in September 2022, and certain facilities in California, Oregon, and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires. Additionally, we experienced a fire at our Cascade Steel Rolling Mills in McMinnville, Oregon in May 2021 as well as at our metals recycling facility in Everett, Massachusetts in December 2021. Direct physical loss or damage to property from these incidents was limited to the mill’s melt shop in the case of the steel mill and to the shredder building and equipment in the case of the Everett recycling facility, with no bodily injuries and no physical loss or damage to other buildings or equipment. With respect to the Everett facility shredder fire, on January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. For example, as of June 18, 2022, shredder operations temporarily ceased at the facility pending completion of discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General's office regarding installation and operation of temporary emission capture and controls that would allow operation of the shredder prior to completion of the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continue. While we carry insurance that we anticipate will cover repair and replacement of property that experienced physical loss or damage and business income losses resulting from these fires, as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our insurance coverage is subject to deductibles, and various conditions, exclusions, and limits. Moreover, our insurance coverage may be unavailable or insufficient to protect us against losses in the case of future events. In addition, insurance may not continue to be available in the future on acceptable terms or at acceptable costs. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events also could disrupt customer and supplier relationships and could have a material adverse effect on our financial condition, results of operations, and cash flows.

16 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Failure to realize or delays in realizing expected benefits from capital projects, including investments in processing and manufacturing technology improvements, may impact our financial condition, operating results, and cash flows

We may engage in capital projects based on the forecasted project economics, political and regulatory environments, and the expected return on the capital to be employed in the project. Large-scale projects may take many years to complete, during which time the political and regulatory environment or other market conditions may change from our forecast. For example, we make significant investments in processing and manufacturing technology improvements aimed at increasing the efficiency and capabilities of our businesses and to maximize our economies of scale. Completion of and realization of the benefits from such improvements may be subject to many factors including, but not limited to, permitting, construction, equipment delivery, commissioning and ramp up, environmental compliance, and technology performance risks, some of which are outside our control and could result in further delays in such projects or require us to incur additional costs. The COVID-19 pandemic and the ongoing global impacts resulting directly or indirectly from the pandemic, including supply chain disruptions, have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures and in the timing of realization of the anticipated benefits of the technology improvements. Given the continually evolving nature of the COVID-19 pandemic, its ongoing global impacts, and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain. We have also experienced increased commissioning and ramp-up times on some projects. Failure to realize or delays in realizing the anticipated benefits and to generate adequate returns on such capital projects may have a material adverse effect on our financial condition, results of operations, and cash flows.

We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition, and cash flows

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, the effects of inflation, changes in interest rates, and foreign currency exchange fluctuations. Increasing interest rates, both domestically and internationally, could lead to slowdowns in global investment and production, resulting in reduced generation of scrap and decreased demand for our products. For example, export net selling prices for recycled ferrous metal decreased by approximately $230 per ton, or approximately 40%, between May and June 2022, reflecting weaker demand primarily from slower global growth, including due to the impact of China COVID-19 lockdowns, inflationary pressure including high energy prices, the strength of the U.S. Dollar, and steel inventory destocking. Similarly, market demand for most recycled nonferrous metals softened beginning in May 2022 resulting in selling prices declining sharply for a period followed by a partial recovery near the end of fiscal 2022. In addition, in fiscal 2022, increasing inflation impacted our operating costs, including, but not limited to, employee compensation costs and certain costs of production. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition, and cash flows.

17 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions may adversely affect our operating results, financial condition, and cash flows

We generate a substantial portion of our revenues from sales to customers located outside the U.S., including countries in Asia, the Mediterranean region, and North, Central, and South America. In each of the last three years, exports comprised approximately 61 to 66 percent of our ferrous sales volumes and 57 to 65 percent of our nonferrous sales volumes. Our ability to sell our products profitably, or at all, into international markets is subject to a number of risks including adverse impacts of political, economic, military, terrorist, or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs, or other protectionist trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. The occurrence of such events and conditions may adversely affect our operating results, financial condition, and cash flows.

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

In March 2018, the U.S. imposed a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. Currently, imports from certain countries are exempt from these duties pursuant to various agreements, including quotas. These tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may impose trade measures on other U.S. goods in the future. For example, China has imposed a series of retaliatory tariffs on certain U.S. products, including a 25 percent tariff on all grades of U.S. scrap and an additional 25 percent tariff on U.S. aluminum scrap. These tariffs and other trade actions could result in a decrease in international steel demand and negatively impact demand for our products, which would adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of the trade actions on our operations or results remains uncertain, but this impact could be material.

18 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products

A significant portion of our recycled metal revenues is generated from sales to foreign customers, which are denominated in U.S. dollars. In our fiscal 2022, the U.S. dollar strengthened relative to other world currencies. A strengthening U.S. dollar makes our products more expensive for non-U.S. customers, which may negatively impact our export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products thereby reducing demand for our products.

Economic and geopolitical instability including as a result of military conflict could have a material adverse effect on our operating results, financial condition, and cash flows

In late February 2022, Russian military forces launched significant military action against Ukraine, which has continued through the date of this report. We do not have operations in Russia or Ukraine. Nevertheless, the outbreak of war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other geographies where we do business, including our supply chain, business partners, and customers in those markets, which could result in lost sales, supply shortages, commodity price fluctuations, increased manufacturing costs, transportation logistics challenges, customer credit and liquidity issues, and lost efficiencies. The acceleration of a global energy crisis including as a result of restrictions on Russia's energy exports could similarly impact the geographies where we do business. In addition, the U.S. has commenced certain trade actions as a result of the Russia-Ukraine conflict, which are expected to result in retaliatory measures or actions, including tariffs, by Russia. While significant uncertainty exists with respect to this matter, the Russia-Ukraine conflict and its broader impacts, including any increased trade barriers or restrictions on global trade imposed by the U.S. or further retaliatory trade measures taken by Russia or other countries in response, could have a material adverse effect on our operating results, financial condition, and cash flows.

Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales

Our businesses require certain materials that are sourced from third-party suppliers. Although the synergies from our integrated operations allow us to be our own source for some raw materials, particularly with respect to recycled metal for our steel manufacturing operations, we rely on other suppliers for most of our raw material and other input needs, including inputs to steel production such as graphite electrodes, alloys, and other required consumables. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material and other input costs, and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower recycled metal prices suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. For instance, in the third quarter of fiscal 2020, a lower price environment for recycled metals in combination with economic and other restrictions on suppliers relating to COVID-19 severely constricted the supply of scrap metal including end-of-life vehicles, which resulted in significantly reduced processed volumes. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity or consolidation in the metal recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of recyclable material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles, including due to increasing trends over time in the proportion of electric vehicles sold to total vehicles sold, the pace of and the auto recycling industry response to which are uncertain, could adversely impact our ability to attract customers and charge admission fees and reduce parts sales at our auto parts stores. Failure to obtain raw materials and other inputs to steel production, such as graphite electrodes, alloys, and other required consumables, could adversely impact our ability to make steel to the specifications of our customers.

19 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Significant decreases in recycled metal prices may adversely impact our operating results

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled metal are subject to market forces beyond our control. While we attempt to respond to changing recycled metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled metal sales prices, which may adversely impact our operating income and cash flows. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices. For instance, in fiscal 2020, weaker market conditions for recycled metals, including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 in large part due to the impacts of the COVID-19 pandemic, and structural changes to the market for certain recycled nonferrous products primarily from Chinese import restrictions and tariffs, resulted in periods of sharply declining commodity prices and lower average net selling prices for our recycled ferrous and nonferrous metal products compared to recent prior periods. As a result, operating margins in fiscal 2020 compressed as the decline in average net selling prices for our recycled metal products outpaced the reduction in purchase costs for raw materials. In fiscal 2022, after rising strongly and reaching a peak in April 2022, market selling prices for recycled ferrous and nonferrous metals declined sharply in May through June, reflecting weaker demand primarily from slower global growth, including due to the impact of China COVID-19 lockdowns, inflationary pressure including high energy prices, the strength of the U.S. Dollar, and steel inventory destocking. For example, export net selling prices for recycled ferrous metal decreased by approximately $230 per ton, or approximately 40%, between May and June 2022, causing our operating margins to compress significantly in the fourth quarter of fiscal 2022.

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

20 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

Supply chain disruptions affecting our customers, end users of our recycled products, or our suppliers could adversely impact the demand for our products or the availability of inputs, increase our costs, or otherwise adversely impact our business

Supply chain disruptions, including those resulting from the COVID-19 pandemic, and related labor shortages and logistics constraints have and could continue to impact our customers, end users of our recycled products, and our suppliers and adversely impact our business. Direct and indirect impacts on our business of such supply chain disruptions could include reduction in the demand for and price of certain of our products, slowdown in flows of scrap metal from certain supply channels, and reduced availability or increases in costs of other inputs, consumables, supplies, and capital equipment. Disruptions within our logistics or supply chain network could adversely affect our ability to produce or deliver our products in a timely manner, which could impair our ability to meet customer demand for products and result in reduced volumes and sales, increased supply chain costs, or damage to our reputation. Such disruptions in the future may result from a number of factors beyond our control. Supply chain disruptions due to any of those factors could negatively impact our financial performance or financial condition.

Reliance on third-party shipping companies may restrict our ability to ship our products

We significantly rely on third parties to handle and transport raw materials to our production facilities and products to customers. Despite our practice of utilizing a diversified group of suppliers of transportation, factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability, carrier bankruptcy, labor shortages, shipping industry consolidation, and disruptions in transportation routes and infrastructure, may adversely impact our ability to ship our products and our operating margins. These impacts could include delays or other disruptions in shipments in transit, including as a result of congested seaports and travel routes, or third-party shipping companies increasing their charges for transportation services or otherwise reducing or eliminating the availability of their containers, vehicles, rail cars, barges, or ships. For example, during fiscal 2022 and 2021, worldwide demand for logistical services increased sharply, which led to a global shortage of available shipping containers, congested seaports, and higher freight rates, impacting the timing of certain shipments and resulting in reductions in sales volumes of certain products. The delays in container shipping for U.S. exports have been exacerbated by the backlog of containerized imports at U.S. seaports. While we aim to pass on the majority of shipping and related charges to our customers, there can be no assurance that we will be able to do so into the future. As a result, we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.

21 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Goodwill impairment charges may adversely affect our operating results

Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. As of August 31, 2022, we had $255 million of goodwill on our balance sheet. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of one or more of our reporting units with allocated goodwill may be below its carrying amount. When testing goodwill for impairment, we may be required to measure the fair value of the reporting units in order to determine the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, operating margins, capital expenditures, working capital requirements, discount rates, tax rates, terminal growth rates, benefits associated with a taxable transaction, and synergistic benefits available to market participants. A lack of recovery or further deterioration in market conditions, a trend of weaker than anticipated financial performance for one of our reporting units with allocated goodwill, a decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, are indicators that the carrying value of our goodwill may not be recoverable. We may be required to record a goodwill impairment charge that, if incurred, could have a material adverse effect on our financial condition and results of operations. See Note 8 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Impairment of long-lived assets and equity investments may adversely affect our operating results

Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If, as a result of the impairment test, we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations. We recorded impairment charges of $6 million on long-lived tangible and lease right-of-use assets associated with certain regional metals recycling operations and auto parts stores in fiscal 2020. With respect to our investments in unconsolidated entities accounted for under the equity method, a loss in value of an investment is recognized when the decline is other than temporary. With respect to our two equity investments that do not have readily determinable fair values, totaling $11 million as of August 31, 2022, we would recognize an impairment charge if our qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. Impairment of our equity investments could have a material adverse effect on our results of operations. See Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail on long-lived asset impairment charges.

The coronavirus disease 2019 (COVID-19) pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition, and cash flows. Future epidemics or other public health emergencies could have similar effects.

Our operations expose us to risks associated with pandemics, epidemics, or other public health emergencies, such as the COVID-19 outbreak which the World Health Organization characterized as a pandemic in March 2020. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. The onset of COVID-19 negatively affected our business, which is most prominently reflected in our fiscal 2020 results. Beginning in our fiscal 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. However, the existence of new or enduring variant strains of COVID-19 may cause delays in the easing of restrictions previously in place and the implementation of new restrictions and mandates, which could be applied differently across jurisdictions, and there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges and supply chain disruptions such as increased port congestion, and increases in costs for certain goods and services. These ongoing global impacts have negatively affected our sales volumes, operating costs, and financial results to varying degrees and could continue to negatively affect our results of operations, cash flows, and financial position in the future.

22 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives may adversely impact our operating results

During the past several years, we implemented a number of productivity improvement, cost savings, and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. These initiatives included idling underutilized assets and closing facilities to more closely align our business to market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and reducing certain operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions, savings from procurement activities, streamlining of administrative and supporting services functions, and other non-headcount measures. For example, in fiscal 2020, we implemented productivity initiatives targeted to achieve $20 million in realized benefits in fiscal 2020 by reducing our annual operating expenses, mainly through reductions in non-trade procurement spend, including outside and professional services, lower employee-related expenses, and other non-headcount measures. We may undertake similar or additional productivity initiatives in the future in the normal course or in response to market conditions. Our ability to achieve or sustain the anticipated cost reductions and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We incurred restructuring charges and other exit-related activities as a result of these initiatives and may incur such charges in the future. Failure to achieve or sustain the expected cost reductions and other benefits related to these productivity improvements, cost savings, and restructuring initiatives could have a material adverse effect on our results of operations and cash flows.

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

Changing economic conditions may result in customers not fulfilling their contractual obligations

We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms, and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its payment obligation under the contract prior to our shipment of the cargo. In times of changing economic conditions, including during periods of sharply falling recycled metal prices, there is an increased risk that customers may not be willing or able to fulfill their contractual obligations or open letters of credit. As of August 31, 2022 and 2021, 24% and 30%, respectively, of our accounts receivable balance were covered by letters of credit. In addition, in higher or rising commodity price environments and during periods of challenging global macroeconomic and steel industry conditions, we have experienced proportionately lower credit insurance coverage of applicable customer credit limits, which may increase our exposure to customer credit risk.

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

23 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations, and liquidity

We spend substantial resources ensuring that we comply with domestic and foreign laws and regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade, and governmental matters that arise in the course of our business and in our industry. For example, legal proceedings can include those arising from accidents involving Company-owned vehicles, including Company tractor trailers. In some instances, such accidents and the related litigation involve accidents that have resulted in third-party fatalities. An outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings and contingencies, see “Legal Proceedings” in Part I, Item 3 and “Contingencies – Other” in Note 10 - Commitments and Contingencies in Part II, Item 8 of this report.

Climate change may adversely impact our facilities and our ongoing operations

The potential physical impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present, for example rising sea levels at our deepwater port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deepwater ports, rising sea levels may disrupt our ability to receive scrap metal, process the metal through our shredders, and ship products to our customers. Extreme weather events and conditions, such as wildfires, hurricanes, thunderstorms, tornadoes, and snow or ice storms, may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Increased frequency and duration of adverse weather events and conditions may also inhibit construction activity utilizing our products, scrap metal inflows to our recycling facilities, and retail admissions and parts sales at our auto parts stores. Potential adverse impacts from climate change, including rising temperatures and extreme weather events and conditions, may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

24 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Tax increases and changes in tax rules may adversely affect our financial results

As a company conducting business on a global basis with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, local, and foreign tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. Certain provisions of the IRA will become effective beginning in fiscal 2023. While we do not believe the IRA will have a direct negative impact on our business, the effects of the measures are unknown at this time.

One or more cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation

Our operations involve the use of multiple systems, some of which are outsourced to certain third-party service and hosting providers, that process, store, and transmit sensitive information about our customers, suppliers, employees, financial position, operating results, and strategies. We face global cybersecurity risks and threats on a continual and ongoing basis, which include, but are not limited to, attempts to access systems and information, computer viruses, or denial-of-service attacks. These risks and threats range from uncoordinated individual attempts to sophisticated and targeted measures. Increased numbers of employees working remotely increases our exposure to cyber-threats. While we are not aware of any material cyber-attacks or breaches of our systems to date, such attempts occur regularly and, thus, we have and continue to implement measures to safeguard our systems and information and mitigate potential risks, including employee training around phishing, malware, and other cyber risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including breaches of our security measures or those of our third-party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations and/or reputational damage, potential liability and increased remediation and protection costs, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, as cybersecurity threats become more sophisticated, we may need to increase our investments in security measures which could have a material adverse effect on our financial condition and results of operations.

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

25 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Risk Factors Relating to the Regulatory Environment

Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate

We conduct certain aspects of our operations subject to licenses, permits, and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including metal recycling and auto parts facilities. Increased permitting requirements could require substantial additional capital expenditures, impose financial assurance obligations, subject us to increased compliance and penalty risks, severely limit operational flexibility, and increase operating costs, or adversely impact our ability to acquire or sell materials. Increased focus on strengthening environmental compliance and enforcement in overburdened communities that may be disproportionately impacted by adverse health and environmental effects may impact our ability to obtain or renew licenses and permits for facilities in or near such communities. In addition, changes in zoning and increased residential and mixed-use development near our facilities are reducing the buffer zones and creating land use conflicts with heavy industrial uses such as ours. This could result in increased complaints, increased inspections and enforcement including fines and penalties, operating restrictions, the need for additional capital expenditures, and increased opposition to maintaining or renewing required approvals, licenses, and permits. In addition, waste products from our operations are subject to classification and regulations that, among other things, determine how such materials may be handled, stored, transported, and disposed. Failure to obtain or maintain regulatory permits, approvals, or exemptions for such waste could materially increase our costs or limit our operations. For example, in fiscal 2022, as a result of court orders and regulatory changes, we were required at times to transport shredder waste from our Oakland facility out of state for disposal at increased costs. See “Legal Proceedings” in Part I, Item 3. As an additional example, our Bay Area Air Quality Management District (“BAAQMD”) permit to operate currently limits the number of ships that may call at our Oakland, California facility to 26 ships per year. In July 2018, we applied for a modification of such permit to increase the number of annual ship calls to 32 per year. BAAQMD has not acted on our permit modification request but, in the interim, had routinely issued annual Compliance and Settlement Agreements (“CSA”) to permit 32 ship calls in each year. In October 2022, however, BAAQMD declined to renew the CSA for 2022, following which we applied for a short-term variance to authorize the 32 ship calls. Failure to obtain this variance could have a material adverse effect on our financial condition and results of operations through the end of calendar 2022 due to the reduced marine shipments, and lost profits related thereto, during the remainder of such period.

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
•
Generation, discharge, storage, handling, transportation, and disposal of hazardous materials and secondary materials;
•
Employee health and safety; and
•
Climate change generally.

26 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. In recent years, capital expenditures for environmental projects have increased and have represented a significant share of our annual capital expenditures. Future environmental compliance costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing regulatory interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding emissions, groundwater, storm water and other testing requirements, and new information on emission or contaminant levels including with respect to emerging contaminants such as per- and polyfluoroalkyl substances ("PFAS"), uncertainty regarding adequate pollution control levels, the future costs of pollution control technology, and issues related to climate change.

We have seen an increased focus by federal, state, and local regulators on metals recycling and auto dismantling facilities and new or expanding regulatory requirements. For example, the California Department of Toxic Substances Control (“DTSC”) has increased its enforcement actions and sought to impose additional permitting and regulatory requirements on the metals recycling industry in the state that has resulted in and could in the future increase operating and compliance costs and require additional capital expenditures. In addition, in July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in air emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See “Legal Proceedings” in Part I, Item 3 of this report.

In addition, previous operations by us, predecessor entities, or others at facilities that we currently or formerly owned, operated, or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims, including government fines and penalties, costs for investigation and clean-up activities, claims for natural resources damages, and claims by third parties for personal injury and property damage, under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, incurred liabilities, expenditures, fines and penalties associated with violations of certain of these laws and regulations. In December 2000, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to Portland Harbor. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition, results of operations, and cash flows. See also the risk factor “Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity” in this Item 1A and “Contingencies – Environmental” in Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

27 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Compliance with existing and future climate change, greenhouse gas, and other air emission laws and regulations may adversely impact our operating results

Recent and future legislation or increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting, and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets, or credits or additional emission reduction measures that may be part of “cap and trade” programs or other legislative or regulatory requirements are still uncertain and the future of these programs or measures is unknown. For example, in March 2020, the Governor of Oregon issued an executive order directing state agencies to take certain actions to reduce and regulate GHG emissions. Pursuant to this executive order, ODEQ adopted a new Climate Protection Program to limit GHG emissions in the state including from large stationary sources such as our steel mill. Pursuant to these regulations, the mill’s GHG process emissions will be subject to a best available emission reduction technology analysis and standard and its natural gas GHG combustion emissions will be subject to the cap and annual reductions applied to its natural gas supplier. The implementation of such regulations, standards, and programs and any associated costs, including any operating or capital expenditures, are uncertain, but may be material to our results of operations, cash flows, and financial position. The potential increased costs to us of natural gas supplies are also uncertain. In addition, the ODEQ Cleaner Air Oregon (“CAO”) program regulates toxic air emissions from manufacturing and commercial facilities located in Oregon. The ODEQ has published a prioritization list of the facilities within the state subject to the CAO program based on emissions inventories that facilities submitted to the ODEQ. The prioritization list established four tiers of risk groups. Our steel mill has been assigned to the first-tier risk group and entered the CAO program in 2020. To comply with the existing CAO program rules, and as they may be revised in the future, we must undertake an emissions inventory and a public health risk assessment. We may be required to incur additional operating or capital expenditures to mitigate any significant identified emissions risks, and such expenditures may be material. In addition, we have and continue to incur material capital expenditures to enclose and install additional emission controls for our shredders to meet air emission standards. Recent and future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such requirements. Until the timing, scope, and extent of any future laws or regulations becomes known, we cannot predict the effect on our financial condition, operating performance, or ability to compete. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

Risk Factors Relating to Our Employees

Labor shortages or increased labor costs may adversely affect our operating results, financial condition, and cash flows

Our employees contribute to developing and meeting our business goals and objectives, and labor is a significant component of operating our business. The impact of labor shortages or increased labor costs because of increased competition for employees, unemployment levels and benefits, higher employee turnover rates, increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), may increase our costs or impede our ability to operate our facilities and could have a material adverse effect on our results of operations, financial condition, and cash flows. As a result of the tight labor markets we experienced during fiscal 2022 and 2021, we have received fewer job applicants in certain local markets, which hindered our ability to reach full staffing levels at some of our facilities. Recruiting and retaining employees in sufficient numbers to optimally staff our facilities may result in increases in our labor costs. Labor shortages and increased labor costs may continue to be realized as a direct or indirect result of the COVID-19 pandemic, including related response measures implemented by governments, or due to other factors, which may adversely affect our operating results, financial condition, and cash flows.

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

28 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The underfunded status of our multiemployer pension plans may cause us to increase our contributions to the plans

As discussed in Note 13 - Employee Benefits in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we contribute to the Steelworkers Western Independent Shops Pension Plan (“WISPP”), a multiemployer plan benefiting union employees of our steel mill. Because we have no current intention of withdrawing from the WISPP, we have not recognized a withdrawal liability in our consolidated financial statements. However, if such a liability were triggered, it could have a material adverse effect on our results of operations, financial position, liquidity, and cash flows. Our contributions to the WISPP could also increase as a result of a diminished contribution base due to the insolvency or withdrawal of other employers who currently contribute to it, the inability or failure of withdrawing employers to pay their withdrawal liabilities, or other funding deficiencies, as we would need to fund the retirement obligations of these employers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

29 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. PROPERTIES

Our facilities and administrative offices by division, type and location were as follows as of August 31, 2022:

		Number of Facilities
Type	Location	Owned(1)			Leased
Administrative Offices	California	—			2
	New Jersey	—			1
	Oregon	—			1
	Rhode Island	—			1
Auto Parts Stores	Alberta, Canada	—			3
	Arkansas	—			1
	British Columbia, Canada	—			1
	California(2)	3			16
	Florida	—			1
	Georgia	1			—
	Illinois	—			1
	Indiana	1			—
	Kansas	—			1
	Missouri	1			3
	Nevada	—			2
	Ohio	—			1
	Oregon	—			2
	Rhode Island	2			—
	Texas	—			4
	Utah	—			1
	Virginia	—			1
	Washington	1			4
Metals Recycling	Alabama	3			—
	British Columbia, Canada	—			4
	California	4	[A]	[B]	—
	Georgia	10	[B]		—
	Hawaii	1	[A]	[B]	1
	Kentucky	3			1
	Maine	2			—
	Massachusetts	2	[A]	[B]	1
	Mississippi	3			—
	Montana	1			—
	Nevada	—			1
	New Hampshire	2			—
	Oregon	4	[A]	[B]	—
	Puerto Rico	1	[A]	[B]	3
	Rhode Island	1			1	[A]
	Tennessee	1			1
	Washington	3	[A]	[B]	—
Steel Mill	Oregon	1			—
Steel Distribution	California	1			—
	Total Operating Facilities and Administrative Offices	52			60
	Non-Operating(3)	7			7
		59			67

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

30 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We consider all operating properties, both owned and leased, to be well-maintained, in good operating condition, and suitable and adequate to carry on our business. For further discussion of our operating properties, see “Business,” and “Distribution” in Part I, Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters that arise in the ordinary course of business involving normal and routine claims, including environmental compliance matters. Such proceedings include, but are not limited to, proceedings relating to our status as a potentially responsible party with respect to the Portland Harbor Superfund Site and proceedings relating to other legacy environmental issues. For additional information regarding such matters, see Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

On February 23, 2021, the California State Department of Toxic Substance Control (“DTSC”) issued a corrective action enforcement order with respect to our metal recycling facility in Oakland, California that would require us to submit a current conditions report, to undertake a facilities investigation, risk assessment, and corrective measures study, and to implement corrective measures selected by the DTSC based on those assessments and studies. We dispute DTSC’s alleged jurisdictional basis for the order, as well as the scope of work required by the order, which we believe is unwarranted and duplicative of ongoing assessments being conducted under the oversight of another state agency. We have filed a notice of defense that by law stays the effectiveness of the order and are challenging the order through the DTSC administrative process.

In addition, the DTSC issued a similar corrective action enforcement order on March 18, 2021 with respect to our metal recycling facility in Fresno, California based on inspections conducted by the DTSC in 2013. That 2013 inspection resulted in the issuance of a Summary of Violations in 2015 setting forth a number of alleged violations relating to hazardous waste management requirements. While we dispute the alleged violations, we engaged in settlement discussions that had resulted in a tentative agreement in April 2018 to settle the matter for $490 thousand, of which $368 thousand was to be paid as a civil penalty and $122 thousand was to be paid as reimbursement for agency investigation and enforcement costs. However, the parties were not able to reach agreement on the injunctive terms of the settlement agreement, and the California Office of the Attorney General (“COAG”), on behalf of DTSC, filed suit in the Superior Court of the State of California, County of Fresno on June 25, 2020 against Schnitzer Fresno, Inc., a wholly-owned subsidiary, which operates the facility, seeking a permanent injunction and civil penalties. In early 2022, the parties agreed to formal mediation of the dispute, which efforts remain underway. We have also filed a notice of defense to the corrective action enforcement order matter that by law stays the effectiveness of the order. If settlement efforts are unsuccessful, we also intend to challenge the order through the DTSC administrative process, both as to DTSC’s alleged jurisdictional basis for the March 2021 corrective action enforcement order, as well as the scope of work required by that order. In either event, we do not believe the resolution of the Fresno matters will be material to our financial position, results of operations, cash flows, or liquidity.

In January 2018, the Company received a finding of violation letter from the United States Environmental Protection Agency (“USEPA”) with respect to alleged violations of environmental requirements stemming from refrigerant recovery management program inspections at 12 of our facilities in the New England and Pacific Northwest regions in July 2017 and November 2017. Except with respect to a minor and now corrected non-compliance matter at one facility, we believe that we have fully complied with the relevant regulations. Nevertheless, in December 2017 and prior to receipt of the USEPA letter, we implemented improvements to our refrigerant recovery management program to further strengthen that program, including improvements to address concerns raised by USEPA during the inspections. We conferred with USEPA and the United States Department of Justice (“USDOJ”) regarding the alleged violations and reached agreement to settle this matter. On April 21, 2022, the USDOJ on behalf of the USEPA filed a Complaint and lodged a Consent Decree reflecting the terms of the agreed settlement with the United States District Court for the District of Massachusetts, which Consent Decree was entered as a final judgment by the Court on June 23, 2022. Pursuant to the Consent Decree, the Company agreed to settle the matter without admitting any liability with respect to the allegations in the Complaint for a civil penalty of $1.55 million, implementation of an approved enhanced refrigerant recovery management program, and execution of a R-12 refrigerant destruction mitigation project. The Company has implemented the USEPA approved enhanced refrigerant recovery management program at its metals recycling facilities and paid the civil penalty on July 18, 2022.

31 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

In January 2020, the USEPA issued a Notice of Violation (“NOV”) based on its evaluation of data requested during a June 2019 inspection at our facility in Oakland, California alleging the same violation of a Bay Area Air Quality Management District (“BAAQMD”) air emissions rule that was the subject of a Compliance and Settlement Agreement (“CSA”) with BAAQMD that was executed as of September 22, 2020 and also alleging violations of Title V Major Source permitting requirements. The CSA required the installation of new emission controls for volatile organic compounds (“VOCs”), the payment of a civil penalty and excess emissions fees totaling $400 thousand, and the provision of certain VOC offsets. The Company maintains that the timely filing of a Title V Major Source permit application constitutes compliance with Title V Major Source rules and that USEPA’s Title V non-compliance allegations are erroneous. The Company has conveyed that position to USEPA and has provided USEPA with documentation requested by USEPA confirming our position. To date, USEPA has taken no further action relating to the NOV. In addition, the Company has completed installation of new VOC emissions controls that have achieved compliance with the BAAQMD emissions rule. Accordingly, the Company does not believe that federal enforcement of the BAAQMD rule or Title V permitting requirements is warranted.

On September 3, 2021, the Oregon Department of Environmental Quality (“ODEQ”) issued a Pre-Enforcement Notice (“PEN”) alleging that the Company’s metal shredder facility in Portland, Oregon is in violation of Title V of the federal Clean Air Act (“CAA”) and stating that ODEQ had referred the matter to USEPA for review and possible formal enforcement. On April 25, 2022, the Company received an Information Request from USEPA, Region 10 under Section 114 of the CAA with respect to both the Portland shredder facility and the Tacoma metal shredder facility owned and operated by a subsidiary of the Company. The Company has responded to the Information Request. In our response, we identified why Title V does not apply to the Portland and Tacoma facilities, explained that we had submitted an application to ODEQ in December 2018 for an Air Contaminant Discharge Permit for the Portland facility with plant site emission limits that would limit emissions to less than Title V thresholds, noted that the Tacoma facility operates pursuant to an Order of Approval issued by the Puget Sound Clean Air Agency, described that we were proactively enclosing the shredders and installing particulate and volatile organic compound controls at both facilities, and included information on the permit applications that had been submitted in connection with the enclosure and emission control projects. The Company does not believe that any enforcement action is warranted in this matter.

On August 5, 2020, The Athletics Investment Group LLC (“A’s”) filed an action in the California Superior Court for the County of Alameda against the DTSC as Respondent and the Company as Real Party in Interest, seeking rescission of the “f letter” pursuant to which DTSC classified treated shredder waste from the Company’s metal shredding facility in Oakland, California as a “nonhazardous waste” which among other things permits its use as alternative daily cover at municipal landfills. Pursuant to determinations under section 66260.200(f) of the state hazardous waste regulations issued in 1988 and 1989 (the “f letters”), the DTSC determined that treated shredder waste from the Company’s facility does not pose a significant hazard to human health, safety, or the environment. The Superior Court on April 16, 2021 issued an order and writ of mandate commanding the DTSC within 30 days to rescind the Company’s “f letters” concluding that, under a law enacted by the legislature in 2014, the DTSC had a mandatory duty to rescind the “f letters.” The Superior Court reached this decision despite a determination by DTSC in 2018 pursuant to the 2014 statute reconfirming that treated shredder residue does not need to be managed as a hazardous waste in order to protect human health, safety, or the environment. Following the lifting of an initial stay of that order, DTSC rescinded the Company’s “f letters” on November 29, 2021. As a result of the April 16, 2021 Superior Court order and subsequent orders by the same Superior Court, the Company has at times been required to transport its shredder waste out of state for disposal at increased costs. The Company filed notices of appeal of the Superior Court's orders, and on September 30, 2022 the California State Court of Appeals, First Appellate District, Division Three reversed the April 16, 2021 Superior Court order, holding that the statute does not impose a mandatory duty on DTSC to rescind the Company’s “f letters” and that DTSC could continue to regulate metal shredder waste through statutorily compliant “f letters” since DTSC’s analysis confirmed this waste need not be classified as hazardous to protect human health and the environment. DTSC subsequently agreed to an alternative treatment standard for the shredder waste under existing regulations permitting the Company to cease transporting its shredder waste out of state.

32 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

On December 10, 2021, an emergency regulation (“CTMSR Regulation”) that allows metal shredding facilities to transport and dispose of treated shredder residue as non-hazardous waste under a conditional exclusion became effective, and the Company shipped treated shredder residue for use as alternative daily cover at municipal landfills in California from late December 2021 to September 7, 2022 when the emergency regulation expired. Following an inspection by the DTSC of the Company’s Oakland metal shredding facility on May 16 and 17, 2022, the Company in its compilation and review of records requested by the DTSC during that inspection discovered and promptly self-disclosed to the DTSC that it is unable to confirm that it was in compliance with certain aspects of the CTMSR Regulation for certain periods since the adoption of the emergency regulation. The Company reported the corrective actions it has taken and the numerous detailed procedures that are now in place to prevent recurrence. The Company is confident that any failure to comply with the CTMSR Regulation did not pose a risk to human health or the environment. On August 31, 2022, the DTSC issued an Inspection Report detailing alleged violations including allegations that the Company treated and stored metal shredder residue without a permit or other grant of authorization in violation of the California Hazardous Waste Control Law (“HWCL”). The Company had previously discussed with DTSC the various forms of authorization that would satisfy the CTMSR Regulation and had promptly obtained a Permit by Rule under the HCWL which it understood to be a satisfactory option. In a September 14, 2022 letter, the Company responded in detail to the alleged violations setting forth the corrective actions it has taken including having obtained interim status authorization for the treatment and storage of metal shredder residue under the permitting provisions of the HCWL with a full reservation of rights.

On May 6, 2022, the A’s filed an action in the Superior Court of the State of California, County of Alameda against the BAAQMD as Respondent and the Company as Real Party in Interest (the “BAAQMD Case”) alleging that the BAAQMD has failed to properly regulate the Company’s Oakland shredder facility under the federal and California Clean Air Acts and seeking an order requiring the BAAQMD to revoke the Company’s Permit to Operate for the Oakland facility. On June 3, 2022, the BAAQMD removed this action to the United States District Court, Northern District of California where the A’s had previously filed an action against the Company on July 7, 2021 raising substantially similar issues under the federal Clean Air Act’s citizen suit provision alleging violations by the Oakland facility of the federal Clean Air Act and permit conditions and seeking declaratory and injunctive relief, which action is currently in discovery with a trial, if any, currently scheduled for October 2023. The BAAQMD Case was remanded back to Alameda Superior Court on October 7, 2022, and no schedule has yet been established for that case.

On March 30, 2022 and on September 8, 2022, the Company received letters from the COAG alleging violations of the Stipulation for Entry of Final Judgment and Order on Consent (“Consent Order”) issued by the Superior Court of the State of California, County of Alameda in February 2021 that was entered into with the Alameda County District Attorney and COAG to settle certain alleged violations of environmental requirements at our Oakland metals recycling facility. The letters demanded that the Company take additional measures to address the off-site release and deposition of light fibrous material (“LFM”). The Company does not believe that it is in violation of the Consent Order and has detailed the additional control measures that the Company has implemented and continues to implement to reduce the potential for releases of LFM from its Oakland facility. The Company is in continuing discussions with the COAG, the Alameda County District Attorney’s office, and DTSC regarding this matter and does not believe that enforcement action is warranted.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

33 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol SCHN. There were 149 holders of record of Class A common stock on October 20, 2022. Our Class A common stock has been trading since November 16, 1993. There was one holder of record of Class B common stock on October 20, 2022. Our Class B common stock is not publicly traded.

We declared our 114th consecutive quarterly dividend in the fourth quarter of fiscal 2022. The payment of future dividends is subject to approval by our Board of Directors and continued compliance with the terms of our credit agreement. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for further discussion of our credit agreement.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001, 2006, and 2008, our Board of Directors had previously authorized the repurchase of up to nine million shares of our Class A common stock when management deems such repurchases to be appropriate. On June 27, 2022, our Board of Directors authorized a new share repurchase program of up to an additional three million shares of our Class A common stock. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other factors, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We repurchased approximately 944 thousand shares for a total of $34 million in open-market transactions in fiscal 2022. We did not repurchase our common stock in fiscal 2021. We repurchased approximately 53 thousand shares for a total of $0.9 million in open-market transactions in fiscal 2020. As of August 31, 2022, there were approximately 2.8 million shares available for repurchase under the program.

The share repurchase program does not require us to acquire any specific number of shares, and we may suspend, extend, or terminate the program at any time without prior notice, and the program may be executed through open-market purchases, privately negotiated transactions, or utilizing Rule 10b5-1 programs.

The table below presents a summary of our share repurchases during the quarter ended August 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
June 1 – June 30, 2022	—	$—	—	3,262,206
July 1 – July 31, 2022	499,919	$32.78	499,919	2,762,287
August 1 – August 31, 2022	—	$—	—	2,762,287
Total fourth quarter 2022	499,919		499,919

34 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Performance Graph

The following graph and related information compare cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2017 through August 31, 2022, with the cumulative total return for the same period of (i) the S&P 500 Steel Index and (ii) the S&P 600 Metals & Mining Index. These comparisons assume an investment of $100 at the commencement of the five-year period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

Cumulative Total Shareholder Return
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
U.S. Dollars ($)
August 31, 2017
August 31, 2018
August 31, 2019
August 31, 2020
August 31, 2021
August 31, 2022
Schnitzer Steel Industries, Inc. Class A
S&P 500 / Steel
S&P Small Cap 600 / Metals & Mining

	Year Ended August 31,
	2017	2018	2019	2020	2021	2022
Schnitzer Steel Industries(1)	$100	$100	$87	$81	$198	$141
S&P 500 Steel	$100	$113	$89	$82	$213	$241
S&P 600 Metals & Mining	$100	$104	$68	$67	$121	$119

(1)
Because of the composition of our major product categories, we have no direct market peer issuers.

ITEM 6. [RESERVED]

35 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the fiscal years ended August 31, 2022 and 2021. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included in Part II, Item 8 of this report.

For discussion of our results of operations for fiscal year 2020 including comparison to fiscal 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2021.

Business

Founded in 1906, Schnitzer Steel Industries, Inc. is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 51 retail self-service auto parts stores, 54 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

36 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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
•
Development of new products and use of our core competencies in adjacent recycling businesses to expand recycling services and capabilities to reach a broader market, enhance customer value, and increase operating margins;
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

Key economic factors and trends affecting the industries in which we operate

We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. and Western Canada. Demand for most of our products is cyclical in nature and sensitive to changes in general economic conditions. The timing and magnitude of the economic cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. Global economic conditions, including impacts of geopolitical instability and the COVID-19 pandemic, structural and cyclical changes in supply and demand conditions, inflation, rising interest rates and the strength of the U.S. dollar, the availability and price of raw material alternatives, and trade actions such as tariffs affect market prices for and sales volumes of recycled ferrous and nonferrous metal in global markets and steel products in the Western U.S. and Western Canada and can have a significant impact on the results of our operations.

During the first eight months of fiscal 2022 through April, market demand for recycled ferrous metals was strong, with selling prices reaching multi-year highs in early spring before declining rapidly and steeply in May through June of 2022. Export net selling prices for recycled ferrous metal decreased by approximately $230 per ton, or approximately 40%, between May and June 2022, reflecting weaker demand primarily from slower global growth, including due to the impact of China COVID-19 lockdowns, inflationary pressure including high energy prices, the strength of the U.S. Dollar, and steel inventory destocking. Similarly, market demand for most recycled nonferrous metals was also strong during the first eight months of fiscal 2022 before softening, resulting in selling prices declining sharply for a period followed by a partial recovery near the end of fiscal 2022.

For our full 2022 fiscal year, the average net selling prices for our ferrous and nonferrous products increased by 19% and 23%, respectively, compared to the prior year. In fiscal 2021, these average net selling prices increased by 61% and 60%, respectively, compared to fiscal 2020. For fiscal 2022, ferrous sales volumes increased by 5% and nonferrous sales volumes increased by 16%, compared to the prior year. In fiscal 2021, sales volumes for these products increased by 11% and 8%, respectively, compared to fiscal 2020. Our ferrous and nonferrous sales volumes in fiscal 2022 included additional volumes arising from the Columbus Recycling business acquired on October 1, 2021, and the Encore Recycling business acquired on April 29, 2022. The deterioration in global economic conditions that occurred in fiscal 2020 in large part due to the impacts of the COVID-19 pandemic reflected among other things the curtailment of many commercial and government-sponsored activities using steel and other metal materials, causing metal commodity prices to decrease sharply and widespread destocking of inventories. As global economies revived and commercial and investment activities resumed, including throughout fiscal 2021, continuing into fiscal 2022, demand for recycled metals and finished steel increased substantially, which contributed to periods of sharp increases in market selling prices for these products during those periods. Further, increased focus on decarbonization strategies by governments and businesses around the world, including investments in infrastructure and technologies that minimize carbon dioxide emissions from the use of fossil fuels, among other factors, also contributed to strong demand for most of our products during these periods and support global long-term demand for recycled ferrous and nonferrous metal. Average selling prices for our finished steel products, which are produced in our steel mill using EAF technology, increased by 46% compared to the prior fiscal year, reflecting robust market demand for these products including record-high selling prices that peaked during the second half of fiscal 2022.

37 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, our steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. We experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. As of August 31, 2021, prepaid expenses and other current assets on the Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that we had incurred as of August 31, 2021. In fiscal 2022, we increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain within cost of goods sold on the Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during fiscal 2022, we received advance payments from insurers totaling approximately $30 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities on the Consolidated Balance Sheets as of August 31, 2022. These amounts do not reflect potential additional recoveries of business income losses resulting from this matter that may be recognized in the future when settlements of the business interruption claims are resolved.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. For example, as of June 18, 2022, shredder operations temporarily ceased at the facility pending completion of discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General's office regarding installation and operation of temporary emission capture and controls that would allow operation of the shredder prior to completion of the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continue. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. In fiscal 2022, we recognized an aggregate $17 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets and within cost of goods sold in the Consolidated Statement of Income, respectively, reflecting recovery of applicable losses including impairment charges of $7 million related to the carrying value of plant and equipment assets lost in or damaged by the fire and initial capital purchases, non-capitalizable repair and replacement costs, and other applicable losses totaling $10 million that we had incurred as of August 31, 2022. Also during fiscal 2022, we received advance payments from insurers totaling approximately $7 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $10 million as of August 31, 2022. These amounts do not reflect potential additional recoveries of costs for the repair and replacement of property that experienced physical loss or damage or of business income losses resulting from this matter that may be recognized in the future when settlements of the claims are resolved.

38 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved beginning in fiscal 2021 and continued to improve through most of fiscal 2022. However, there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services, which have negatively impacted our sales volumes, operating costs, and financial results to varying degrees. The ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position in the future.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. We use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, restructuring charges and other exit-related activities, charges related to non-ordinary course legal settlements, asset impairment charges, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 7.

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

39 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Financial Highlights of Results of Operations for Fiscal 2022

•
Diluted earnings per share from continuing operations attributable to SSI shareholders in fiscal 2022 was $5.72, compared to $5.66 in the prior fiscal year.
•
Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in fiscal 2022 was $6.07, compared to $6.13 in the prior fiscal year.
•
Net income in fiscal 2022 was $172 million, compared to $170 million in the prior fiscal year.
•
Adjusted EBITDA in fiscal 2022 was $313 million, compared to $289 million in the prior fiscal year.

Market demand for our recycled metal products was strong during the first eight months of fiscal 2022, with selling prices reaching multi-year highs in early spring, before declining sharply for most products in the remainder of the fiscal year due to lower demand. For our full 2022 fiscal year, the average net selling prices for our ferrous and nonferrous products increased by 19% and 23%, respectively, and sales volumes for these products increased by 5% and 16%, respectively, compared to the prior fiscal year. Our ferrous and nonferrous sales volumes included additional volumes arising from the Columbus Recycling business acquired on October 1, 2021, and the Encore Recycling business acquired on April 29, 2022. Market demand for our finished steel products improved in fiscal 2022, which contributed to finished steel average selling prices increasing by 46% compared to the prior fiscal year. Finished steel volumes were 5% lower in fiscal 2022 compared to the prior fiscal year in part due to the impact of supply chain disruptions on volumes including logistical restraints and delays to construction projects related to a four-month concrete industry strike in the Pacific Northwest that ended in April 2022. Our results in fiscal 2022 reflected benefits from the higher price environment for most of our products including a significant expansion in our ferrous metal and finished steel spreads and increased ferrous and nonferrous sales volumes compared to the prior fiscal year. Our results in fiscal 2022 also reflected an unfavorable impact from average inventory accounting due to the sharp decline in selling prices for recycled metals during the second half of the fiscal year compared to a favorable impact in the prior fiscal year, disruptions due to an extended shredding operation outage at our Everett facility to replace equipment damaged by the December 2021 fire, the impact of the ramp-up of steel mill operations that began in August 2021 and which was substantially completed during the second quarter, the effects of ongoing supply chain disruptions, lower year-over-year platinum group metals (“PGM”) prices, and the impact of inflation. Contributions from recent acquisitions and productivity initiatives helped to partially offset the effects of inflationary pressure on operating costs.

The following items further highlight selected liquidity and capital structure metrics:

•
Net cash provided by operating activities of $238 million in fiscal 2022, compared to $190 million in the prior fiscal year.
•
Debt was $249 million as of August 31, 2022, compared to $75 million as of August 31, 2021.
•
Debt, net of cash, was $205 million as of August 31, 2022, compared to $47 million as of August 31, 2021.

See the reconciliations of adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 7.

40 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands, except for prices and per share amounts)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Ferrous revenues	$1,914,255	$1,557,891	$862,490	23%	81%
Nonferrous revenues	892,444	684,862	390,298	30%	75%
Steel revenues(1)	531,731	379,203	336,980	40%	13%
Retail and other revenues	147,385	136,595	122,575	8%	11%
Total revenues	3,485,815	2,758,551	1,712,343	26%	61%
Cost of goods sold	2,997,745	2,305,357	1,503,725	30%	53%
Gross margin (total revenues less cost of goods sold)	$488,070	$453,194	$208,618	8%	117%
Gross margin (%)	14.0%	16.4%	12.2%	(15)%	35%
Selling, general and administrative expense	$263,257	$242,463	$187,876	9%	29%
Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
Reported	$5.72	$5.66	$(0.15)	1%	NM
Adjusted(2)	$6.07	$6.13	$0.43	(1)%	1,317%
Net income (loss)	$171,996	$169,975	$(2,200)	1%	NM
Adjusted EBITDA(2)	$312,715	$289,209	$85,414	8%	239%
Recycled ferrous metal average sales prices ($/LT)(3):
Domestic	$438	$364	$220	20%	65%
Foreign	$457	$385	$241	19%	60%
Average	$452	$381	$237	19%	61%
Ferrous volumes (LT, in thousands):
Domestic(4)	1,806	1,500	1,429	20%	5%
Foreign	2,810	2,908	2,525	(3)%	15%
Total ferrous volumes (LT, in thousands)(4)(5)	4,616	4,408	3,954	5%	11%
Recycled nonferrous metal average sales price ($/pound)(3)(6)	$1.08	$0.88	$0.55	23%	60%
Nonferrous volumes (pounds, in thousands)(4)(6)	687,419	593,378	550,566	16%	8%
Finished steel average sales price ($/ST)(3)	$1,075	$737	$630	46%	17%
Finished steel sales volumes (ST, in thousands)	465	488	505	(5)%	(3)%
Cars purchased (in thousands)(7)	312	338	316	(8)%	7%
Number of auto parts stores at period end	51	50	50	2%	—%
Rolling mill utilization(8)	88%	78%	86%	13%	(9)%

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
(5)
May not foot due to rounding.
(6)
Average sales price and volume information excludes platinum group metals in catalytic converters.
(7)
Cars purchased by auto parts stores only.
(8)
Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

41 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Market demand for our recycled metal products was strong during the first eight months of fiscal 2022, with selling prices reaching multi-year highs in early spring, before declining sharply for most products in the remainder of the fiscal year due to lower demand. Revenues for our full 2022 fiscal year increased by 26% compared to the prior fiscal year primarily due to significantly higher average net selling prices for our ferrous, nonferrous, and finished steel products driven by strong market demand during most of the fiscal year. The average net selling prices for our ferrous and nonferrous products increased by 19% and 23%, respectively, compared to the prior fiscal year. Ferrous and nonferrous sales volumes increased by 5% and 16%, respectively, compared to the prior fiscal year. Our ferrous and nonferrous sales volumes in fiscal 2022 included additional volumes arising from the Columbus Recycling business acquired on October 1, 2021, and the Encore Recycling business acquired on April 29, 2022. Finished steel average selling prices were 46% higher in fiscal 2022 compared to the prior fiscal year, reflecting robust market demand for these products. The impact of the higher average selling prices on steel revenues in fiscal 2022 was partially offset by lower sales volumes compared to the prior fiscal year in part due to the impact of supply chain disruptions on volumes including logistical restraints and delays to construction projects related to a four-month concrete industry strike in the Pacific Northwest that ended in April 2022.

Operating Performance

Net income in fiscal 2022 was $172 million, compared to $170 million in the prior fiscal year. Adjusted EBITDA in fiscal 2022 was $313 million, compared to $289 million in the prior fiscal year. Our results for fiscal 2022 reflected benefits from the higher price environment for the majority of the fiscal year for most of our products and increased ferrous and nonferrous sales volumes compared to the prior fiscal year supported by stronger demand. Ferrous metal spreads in fiscal 2022 increased by approximately 14%, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, increased by approximately 22% compared to the prior fiscal year, driven by significantly higher selling prices for a majority of the fiscal year. The expansion in ferrous metal spreads compared to the prior fiscal year in part reflected higher spreads on ferrous sales contracted prior to the decline in market selling prices that occurred during the second half of fiscal 2022. Finished steel spreads also expanded significantly in fiscal 2022 compared to the prior fiscal year. Our results in fiscal 2022 also reflected an unfavorable impact from average inventory accounting due to the sharp decline in selling prices for recycled metals during the second half of the fiscal year compared to a favorable impact in the prior fiscal year, disruptions due to extended shredding operation outages at our Everett facility to replace equipment damaged by the December 2021 fire, the effects of ongoing supply chain disruptions, lower year-over-year PGM prices, and the impact of inflation. Contributions from recent acquisitions and productivity initiatives helped to partially offset the effects of inflationary pressure on operating costs. See the reconciliation of adjusted EBITDA in the Non-GAAP Financial Measures at the end of this Item 7.

In fiscal 2022, we recognized insurance recoveries of $15 million in connection with the May 2021 fire at our steel mill in McMinnville, Oregon, reflecting recovery of applicable costs incurred by the mill operations following the incident. In fiscal 2022, we also recognized insurance recoveries of $17 million in connection with the December 2021 fire at our Everett shredder facility, reflecting recovery of applicable losses including asset impairment charges, initial capital purchases, non-capitalizable repair and replacement costs, and other applicable losses that we had incurred as of August 31, 2022. These amounts do not reflect potential additional recoveries of business income losses due to the interruptions that may be recognized in the future when settlements of the business interruption claims are resolved.

Selling, general, and administrative expense in fiscal 2022 increased by 9% compared to the prior year primarily due to higher employee-related expenses, including from increased competition for employees in a tight labor market, and increased outside and professional services, insurance, and travel expenses, partially from higher costs resulting from our acquisitions and other growth-related initiatives, as well as the impact of inflation, partially offset by benefits from productivity initiatives. Accruals in connection with our annual incentive compensation plans and charges related to legacy environmental matters were lower in fiscal 2022 compared to the prior year.

Income Taxes

	Year Ended August 31,
	2022	2021	2020
Income (loss) from continuing operations before income taxes	$216,676	$207,989	$(1,939)
Income tax expense	$(44,597)	$(37,935)	$(166)
Effective tax rate	20.6%	18.2%	(8.6)%

42 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our effective tax rate from continuing operations for fiscal 2022 was an expense on pre-tax income of 20.6%, compared to 18.2% for fiscal 2021. Our effective tax rate from continuing operations for fiscal 2022 approximated the U.S. federal statutory rate of 21%, reflecting primarily discrete tax benefits resulting from vesting of share-based awards during the fiscal year and other discrete items, as well as the benefit from the foreign derived intangible income ("FDII") deduction in fiscal 2022 and research and development credits, offset by the aggregate impact of state taxes and permanent differences from non-deductible expenses. Our effective tax rate from continuing operations for fiscal 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the benefit from the FDII deduction in fiscal 2021 and the impacts of research and development credits, release of the valuation allowance against Puerto Rico deferred tax assets, and other discrete items.

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

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% Corporate Alternative Minimum Tax ("CAMT") and a 1% excise tax on corporate share repurchases. As of August 31, 2022, we did not meet the threshold to be subject to the CAMT. We may be subject to the 1% excise tax on future share repurchases.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $44 million and $28 million as of each August 31, 2022 and 2021, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2022, debt was $249 million, compared to $75 million as of August 31, 2021, and debt, net of cash, was $205 million as of August 31, 2022, compared to $47 million as of August 31, 2021, which increases were primarily due to increased borrowings from our credit facilities to fund the acquisitions of the assets of the Columbus Recycling business on October 1, 2021, and the Encore Recycling business on April 29, 2022, and higher net working capital needs. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 7.

Operating Activities

Net cash provided by operating activities in fiscal 2022 was $238 million, compared to $190 million in fiscal 2021.

Sources of cash other than from earnings in fiscal 2022 included a $21 million increase in accounts payable primarily due to higher raw material purchase prices and the timing of purchases and payments. Uses of cash in fiscal 2022 included a $37 million increase in inventories due to higher raw material purchase costs and the timing of purchases and sales, a $19 million increase in prepaid expenses and other current assets primarily due to increased receivables from insurers, a $15 million decrease in environmental liabilities primarily due to payments in connection with legacy environmental matters, and a $14 million decrease in accrued payroll and related liabilities primarily due to decreased incentive compensation liabilities. The sources and uses of cash related to operating activities described above also reflect higher net working capital needs during the ramp-up of steel mill operations that began in August 2021 following completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

43 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Investing Activities

Net cash used in investing activities in fiscal 2022 was $316 million, compared to $118 million in fiscal 2021.

Cash used in investing activities in fiscal 2022 included $117 million paid to acquire the Columbus Recycling business on October 1, 2021, which amount included $10 million paid primarily for net working capital in excess of an agreed-upon benchmark. Cash used in investing activities also included $63 million paid to acquire the Encore Recycling business on April 29, 2022, which amount included $8 million paid at closing for estimated net working capital in excess of an agreed-upon benchmark. We funded these acquisitions using cash on hand and borrowings under our existing credit facilities. See Note 7 - Business Acquisitions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail.

Cash used in investing activities in fiscal 2022 also included capital expenditures of $150 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $119 million in the prior year. Cash flows from investing activities in fiscal 2022 included proceeds of $17 million representing the portion of advance payments from insurers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the May 2021 steel mill fire and the December 2021 Everett facility shredder fire. Cash used in investing activities in fiscal 2022 also included the purchase of an investment in the equity of a privately-held Canadian recycling entity for $5 million.

Financing Activities

Net cash provided by financing activities for fiscal 2022 was $95 million, compared to net cash used in financing activities of $63 million in fiscal 2021.

Cash flows from financing activities in fiscal 2022 included $166 million in net borrowings of debt, compared to $31 million in net repayments of debt in the prior fiscal year (refer to Non-GAAP Financial Measures at the end of this Item 7). Uses of cash in fiscal 2022 and 2021 included $11 million and $6 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $21 million in each fiscal year for the payment of dividends. Uses of cash in fiscal 2022 also included $34 million for share repurchases.

Debt

Following is a summary of our outstanding balances and availability on credit facilities and long-term debt, exclusive of finance lease obligations (in thousands):

	Outstanding as of August 31, 2022	Remaining Availability
Bank secured revolving credit facilities(1)	$230,000	$573,267
Other debt obligations	$12,668	N/A

(1)
Remaining availability is net of $8 million of outstanding stand-by letters of credit as of August 31, 2022.

On August 22, 2022, the Company and certain of our subsidiaries entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the "Amended Credit Agreement"), by and among Schnitzer Steel Industries, Inc., as the U.S. borrower, Schnitzer Steel Canada Ltd., as the Canadian borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto, which amended and restated our previously existing credit agreement (the "Prior Credit Agreement"). The Amended Credit Agreement provides for $800 million and C$15 million in senior secured revolving credit facilities maturing in August 2027. The $800 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swingline loans, and a $50 million sublimit for multicurrency borrowings. The Prior Credit Agreement provided for $700 million and C$15 million in senior secured credit facilities maturing in August 2023. We incurred $2 million in debt issuance costs in connection with the Amended Credit Agreement, which are amortized to interest expense over the five-year term of the arrangement.

44 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Interest rates on outstanding indebtedness under the Amended Credit Agreement are based, at our option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Canadian Dollar Offered Rate, "CDOR" for C$ loans), plus a spread of between 1.25% and 2.00%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA (as defined by the Amended Credit Agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.25% and 1.00% based on a pricing grid tied to our consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.30% based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA.

Under the Amended Credit Agreement, we may establish one or more key performance indicators (“KPIs”) to measure our performance with respect to certain of our environmental, social and governance targets. Subject to the terms and conditions of the Amended Credit Agreement, we may propose to amend the Amended Credit Agreement to modify (i) the pricing spread and (ii) the commitment fee rate. Such modifications would be tied to our performance against the KPIs and would allow for (i) the pricing spread to be increased or decreased by no more than (a) 0.025% per KPI and (b) 0.05% for all KPIs, and (ii) the commitment fee rate to be increased or decreased by no more than 0.005% for all KPIs. Such adjustments would be determined on an annual basis and would not be cumulative.

We had borrowings outstanding under our credit facilities of $230 million and $60 million as of August 31, 2022 and 2021, respectively. The weighted average interest rate on amounts outstanding under our credit facilities was 3.65% and 1.75% as of August 31, 2022 and 2021, respectively.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. Our credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. As of August 31, 2022, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges, and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness.

As of August 31, 2022, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 7.04 to 1.00 as of August 31, 2022. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.21 to 1.00 as of August 31, 2022.

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

Other debt obligations, which totaled $13 million and $8 million as of August 31, 2022 and 2021, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter. In fiscal 2022, we recorded $7 million of additional debt obligations with these terms generally.

45 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Capital Expenditures

Capital expenditures totaled $150 million for fiscal 2022, compared to $119 million for fiscal 2021. Capital expenditures included approximately $51 million for investments in growth in both fiscal 2022 and 2021. We currently plan to invest in the range of $120 million to $140 million in capital expenditures in fiscal 2023. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment and infrastructure and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions, including those created directly or indirectly by the COVID-19 pandemic, have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $35 million in capital expenditures for environmental projects in fiscal 2022, and we currently plan to invest in the range of $40 million to $50 million for such projects in fiscal 2023. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

We have been identified by the EPA as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to Portland Harbor. See Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remediation, and mitigation for natural resource damages claims in connection with Portland Harbor, although there are no assurances that those policies will cover all of the costs which we may incur. Significant cash outflows in the future related to Portland Harbor could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Dividends

On June 29, 2022, our Board of Directors declared a dividend for the fourth quarter of fiscal 2022 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. Dividends of $0.75 per common share, totaling $21 million, were declared and paid during fiscal 2022, and $21 million in dividends were also declared and paid during fiscal 2021.

Share Repurchase Program

For information regarding the authorization of a new share repurchase program by our Board of Directors on June 27, 2022, and share repurchases during fiscal 2022 and fiscal 2020, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" above in Part II of this report, incorporated by reference herein. We did not repurchase any shares of our common stock during fiscal 2021.

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

46 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Contractual Obligations

We have certain contractual obligations to make future payments. The following table summarizes future obligations related to debt and leases as of August 31, 2022 (in thousands):

	Payment Due by Period
	2023	2024	2025	2026	2027	Thereafter	Totals
Contractual Obligations
Credit facilities(1)	$—	$—	$—	$—	$230,000	$—	$230,000
Interest payments on credit facilities(2)	$8,395	$8,395	$8,395	$8,395	$8,188	$—	$41,768
Other debt, including interest(3)	$4,306	$2,425	$2,466	$2,735	$736	$—	$12,668
Finance leases, including interest	$1,991	$1,715	$920	$700	$615	$735	$6,676
Operating leases(4)	$25,012	$20,810	$15,913	$12,754	$11,307	$59,999	$145,795

(1)
Credit facilities include the principal amount of borrowings outstanding under bank secured revolving credit facilities, which mature in August 2027.
(2)
Interest payments on credit facilities are based on interest rates in effect as of August 31, 2022. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.
(3)
Other debt obligations primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligation is treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and continue for a period of four years thereafter.
(4)
Operating lease payments reflect those embedded in the measurement of our operating lease liabilities and, thus, include future lease payments for the remaining non-cancellable period of the lease together with periods covered by renewal (or termination) options which we are reasonably certain to exercise (or not to exercise). These operating lease payments do not include certain tax, insurance, and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. Also, we have excluded future minimum lease payments for leases that have been executed but have not commenced as of August 31, 2022.

In addition to future obligations related to debt and leases presented in the table above, we have certain material cash requirements, including but not limited to commitments for capital expenditures. See “Capital Expenditures” within “Liquidity and Capital Resources” above in this Item 7 for discussion of our planned investment in capital expenditures in fiscal 2023, a portion of which represents contractual commitments that existed as of the end of our fiscal 2022. We also had open purchase orders as of August 31, 2022 for purchases of primarily fuels and lubricants, machinery and equipment components and parts, and consumables used in our operations of approximately $80 million, nearly all of which require payment of cash in our fiscal 2023.

See Note 13 - Employee Benefits in Part II, Item 8 of this report for disclosure related to qualified and nonqualified retirement plans, which include a defined benefit pension plan, a supplemental executive retirement benefit plan, multiemployer pension plans, defined contribution plans, and a deferred compensation plan.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. At August 31, 2022, we had $8 million outstanding under these arrangements.

47 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Our critical accounting estimates include those related to inventories, business acquisitions, long-lived assets, goodwill, environmental costs, and income taxes.

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

Business Acquisitions

We recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, we may update the value allocated to the assets acquired and liabilities assumed, and the resulting goodwill balance, based on information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. See Note 7 - Business Acquisitions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for disclosure of our acquisition of the Columbus Recycling business on October 1, 2021, and our acquisition of the Encore Recycling business on April 29, 2022. As of August 31, 2022, with respect to our acquisition of the Encore Recycling business, measurement of actual acquired net working capital, as well as the fair values of certain other acquired assets and assumed liabilities, is still preliminary and subject to change based on the completion of valuation procedures.

48 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Long-Lived Assets

We test long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We test our asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market, or cost approaches, depending on the nature of the asset group. Determination of fair value is considered a critical accounting estimate. In fiscal 2022, we did not identify any triggering events or changes in circumstances indicating that the carrying value of a material asset group may be impaired.

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

The determination of fair value using the income approach requires judgment and involves the use of estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Assumptions primarily include revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, automobile scrap and core price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants.

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

In the fourth quarter of fiscal 2022, we performed the annual goodwill impairment test as of July 1, 2022. As of the testing date, the balance of our goodwill was $254 million, which was carried by three reporting units. Although we performed the annual goodwill impairment test for fiscal 2021 as of July 1, 2021, we had last performed the quantitative impairment test of goodwill in the fourth quarter of fiscal 2020 using a measurement date of July 1, 2020. Based on the changes in market conditions related to the general economy and the metals recycling industry, the extent of time that had passed since the last quantitative goodwill impairment test as of July 1, 2020, and the realignment of reporting units as of September 1, 2020, we elected to not perform the qualitative assessment and proceed directly to the quantitative impairment test for goodwill carried by two of the reporting units to identify potential impairment and measure an impairment loss, if necessary.

49 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

The two reporting units for which we performed the quantitative assessment consist of a regional metals recycling operation and our network of auto parts stores. For the metals recycling and autos reporting units subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 32% and 44%, respectively, as of July 1, 2022. The projections used in the income approach for the metals recycling and autos reporting units took into consideration, as applicable, the impact of recent and current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in retail auto parts sales. The projections assumed a limited recovery of operating margins from the levels experienced around the time of the July 1, 2022 measurement date over a multi-year period. The WACC rates used in the income approach valuation for the metals recycling and autos reporting units were 13.33% and 12.13%, respectively, and the terminal growth rate used for both reporting units was 2.0%. A company-specific risk premium is embedded in the WACC to reflect the perceived level of uncertainty inherent in each reporting unit's expected future cash flows. Assuming all other components of the fair value estimates were held constant, an increase in the WACC of 100 basis points for each of the metals recycling reporting unit and the autos reporting units would have decreased the indicated headroom to 21% and 29%, respectively. See Note 8 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail.

As a result of the inherent uncertainty associated with forming the estimates described above, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue and operating margin growth, WACC, and other factors that may result in changes in our estimates of the reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, a lack of recovery or further deterioration in market conditions from current levels, a trend of weaker than anticipated financial performance for the reporting units with allocated goodwill, a decline in our share price from current levels for a sustained period of time, or an increase in the WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

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

50 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Our accrued environmental liabilities as of August 31, 2022 included $6 million related to the Portland Harbor Superfund site. Because the final remedial actions have not yet been designed and there has not been a determination of the amount of natural resource damages or of the allocation among the potentially responsible parties of costs of the investigations, remedial action costs, or natural resource damages, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or which it is reasonably possible that we may incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. Therefore, no additional amounts have been accrued. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor which are currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. See “Contingencies – Environmental” in Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Recently Issued Accounting Standards

For a description of recent accounting pronouncements that may have an impact on our financial condition, results of operations, or cash flows, see Note 3 - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term borrowings (i.e., total debt) and (ii) cash and cash equivalents. We believe that presenting debt, net of cash is useful to investors as a measure of our leverage, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2022	August 31, 2021
Short-term borrowings	$6,041	$3,654
Long-term debt, net of current maturities	242,521	71,299
Total debt	248,562	74,953
Less cash and cash equivalents	43,803	27,818
Total debt, net of cash	$204,759	$47,135

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Borrowings from long-term debt	$1,055,106	$546,706	$690,162
Repayments of long-term debt	(889,127)	(578,030)	(698,492)
Net borrowings (repayments) of debt	$165,979	$(31,324)	$(8,330)

51 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted income from continuing operations attributable to SSI shareholders, and adjusted diluted earnings per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, asset impairment charges (net of recoveries), charges related to non-ordinary course legal settlements, restructuring charges and other exit-related activities, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income (loss) to adjusted EBITDA, and adjusted selling, general, and administrative expense (in thousands):

	Year Ended August 31,
	2022	2021	2020
Reconciliation of adjusted EBITDA:
Net income (loss)	$171,996	$169,975	$(2,200)
Loss from discontinued operations, net of tax	83	79	95
Interest expense	8,538	5,285	8,669
Income tax expense	44,597	37,935	166
Depreciation and amortization	75,053	58,599	58,173
Charges for legacy environmental matters, net(1)	7,518	13,773	4,097
Business development costs	2,693	2,155	1,619
Asset impairment charges, net	1,570	—	5,729
Charges related to legal settlements(2)	590	400	73
Restructuring charges and other exit-related activities	77	1,008	8,993
Adjusted EBITDA	$312,715	$289,209	$85,414

Selling, general and administrative expense:
As reported	$263,257	$242,463	$187,876
Charges for legacy environmental matters, net(1)	(7,518)	(13,773)	(4,097)
Business development costs	(2,693)	(2,155)	(1,619)
Charges related to legal settlements(2)	—	—	(73)
Adjusted	$253,046	$226,535	$182,087

(1)
Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to Portland Harbor and to other legacy environmental loss contingencies. See Note 10 - Commitments and Contingencies, "Portland Harbor" and "Other Legacy Environmental Loss Contingencies" in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
(2)
Charges related to legal settlements in fiscal 2022 and 2021 relate to a claim by a utility provider for past charges, and in fiscal 2020 relate to the settlement of a wage and hour class action lawsuit.

52 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Year Ended August 31,
	2022	2021	2020
Income (loss) from continuing operations attributable to SSI shareholders:
As reported	$168,883	$165,191	$(4,050)
Charges for legacy environmental matters, net(1)	7,518	13,773	4,097
Business development costs	2,693	2,155	1,619
Asset impairment charges, net	1,570	—	5,729
Charges related to legal settlements(2)	590	400	73
Restructuring charges and other exit-related activities	77	1,008	8,993
Income tax benefit allocated to adjustments(3)	(1,992)	(3,712)	(4,494)
Adjusted	$179,339	$178,815	$11,967

Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
As reported	$5.72	$5.66	$(0.15)
Charges for legacy environmental matters, net, per share(1)	0.25	0.47	0.15
Business development costs, per share	0.09	0.07	0.06
Asset impairment charges, net, per share	0.05	—	0.21
Charges related to legal settlements, per share(2)	0.02	0.01	—
Restructuring charges and other exit-related activities, per share	—	0.03	0.32
Income tax benefit allocated to adjustments, per share(3)	(0.07)	(0.13)	(0.16)
Adjusted(4)	$6.07	$6.13	$0.43

(1)
Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 10 - Commitments and Contingencies, "Portland Harbor" and "Other Legacy Environmental Loss Contingencies" in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
(2)
Charges related to legal settlements in fiscal 2022 and 2021 relate to a claim by a utility provider for past charges, and in fiscal 2020 relate to the settlement of a wage and hour class action lawsuit.
(3)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted income (loss) from continuing operations attributable to SSI shareholders and diluted earnings (loss) per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.
(4)
May not foot due to rounding.

53 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including recycled metal, finished steel products, auto bodies, and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimates of future selling prices. For our uncommitted inventories, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of August 31, 2022 and 2021.

Interest Rate Risk

We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our revolving credit facility is subject to variable interest rates and therefore have exposure to changes in interest rates. If market interest rates had changed 10% from actual interest rate levels in fiscal 2022 or 2021, the effect on our interest expense and net income would not have been material.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of recycled metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of recycled metal or payment to settle advances, loans and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping recycled ferrous metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for certain sales on open terms, credit insurance and designation of collateral and financial guarantees securing advances, loans, and other contractual receivables. Due in part to the effects of COVID-19, we have experienced reductions in the availability of credit insurance that we have historically used to cover a portion of our recycled metal and finished steel sales to domestic customers, which reduced availability may increase our exposure to customer credit risk. In addition, in higher or rising commodity price environments, we have experienced proportionately lower credit insurance coverage of applicable customer credit limits, which may increase our exposure to customer credit risk.

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

As of August 31, 2022 and 2021, 24% and 30%, respectively, of our accounts receivable balance were covered by letters of credit. Of the remaining balance, 99% and 97% was less than 60 days past due as of August 31, 2022 and 2021, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of August 31, 2022 and 2021, we did not have any derivative contracts.

54 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2022. As permitted by SEC guidance for newly acquired businesses, management's assessment of the Company's internal control over financial reporting did not include an assessment of internal control over financial reporting of either the Columbus Recycling business (acquired by the Company on October 1, 2021) or the Encore Recycling business (acquired by the Company on April 29, 2022). Together, the Columbus Recycling and Encore Recycling businesses represented approximately 11% of consolidated total assets and 5% of consolidated total revenues as of and for the year ended August 31, 2022.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022, as stated in their report included herein.

Tamara L. Lundgren	Stefano R. Gaggini
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 24, 2022	October 24, 2022

55 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Schnitzer Steel Industries, Inc. and its subsidiaries (the “Company”) as of August 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended August 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 1, 2019.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded the Columbus Recycling business and Encore Recycling business from its assessment of internal control over financial reporting as of August 31, 2022 because they were acquired by the Company in purchase business combinations during fiscal 2022. We have also excluded the Columbus Recycling business and Encore Recycling business from our audit of internal control over financial reporting. The Columbus Recycling business and Encore Recycling business are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 11% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2022.

56 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

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

Volume of Ferrous Metal Inventory

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s processed and unprocessed scrap metal inventory was $166 million as of August 31, 2022, which includes processed and unprocessed ferrous metal inventory, among other types of inventory. The accounting process the Company uses to record ferrous scrap metal quantities relies on significant estimates. With respect to estimating the quantities of unprocessed ferrous scrap metal inventory that are moved into production, management relies on weighed quantities of the processed ferrous material, adjusted for estimated metal recoveries and yields that are based on historical trends and other judgments by management. Actual recoveries and yields can vary depending on product quality, moisture content, and the source of the unprocessed metal. The Company’s estimates are intended to reasonably reflect the quantities of unprocessed ferrous scrap metal that are used in the production of processed ferrous metal. To assist in validating the reasonableness of these estimates, management periodically reviews shrink factors and performs monthly physical inventories. Due to the inherent nature of the Company’s scrap metal inventories, including variations in product density, holding period, and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, the Company further adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count is deemed to more accurately estimate the remaining volume.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

October 24, 2022

57 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC.

We have served as the Company’s auditor since 1976, which includes periods before the Company became subject to SEC reporting requirements.

58 / Schnitzer Steel Industries, Inc. Form 10-K 2022

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$43,803	$27,818
Accounts receivable, net	237,654	214,098
Inventories	315,189	256,427
Refundable income taxes	1,696	837
Prepaid expenses and other current assets	73,044	43,934
Total current assets	671,386	543,114
Property, plant and equipment, net	664,120	562,674
Operating lease right-of-use assets	122,413	131,221
Investments in joint ventures	12,841	12,844
Goodwill	255,198	170,304
Intangibles, net	26,155	3,980
Deferred income taxes	24,598	27,561
Other assets	49,886	42,665
Total assets	$1,826,597	$1,494,363
Liabilities and Equity
Current liabilities:
Short-term borrowings	$6,041	$3,654
Accounts payable	217,689	179,917
Accrued payroll and related liabilities	59,702	69,622
Environmental liabilities	13,031	24,743
Operating lease liabilities	21,660	21,417
Accrued income taxes	3,856	3,521
Other accrued liabilities	59,594	49,976
Total current liabilities	381,573	352,850
Deferred income taxes	63,328	40,593
Long-term debt, net of current maturities	242,521	71,299
Environmental liabilities, net of current portion	55,469	52,385
Operating lease liabilities, net of current maturities	101,651	113,165
Other long-term liabilities	23,581	24,292
Total liabilities	868,123	654,584
Commitments and contingencies (Note 10)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 26,747 and 27,332 shares issued and outstanding	26,747	27,332
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	22,975	49,074
Retained earnings	941,146	793,712
Accumulated other comprehensive loss	(37,089)	(34,554)
Total SSI shareholders’ equity	953,979	835,764
Noncontrolling interests	4,495	4,015
Total equity	958,474	839,779
Total liabilities and equity	$1,826,597	$1,494,363

See Notes to the Consolidated Financial Statements.

59 / Schnitzer Steel Industries, Inc. Form 10-K 2022

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2022	2021	2020
Revenues	$3,485,815	$2,758,551	$1,712,343
Operating expense:
Cost of goods sold	2,997,745	2,305,357	1,503,725
Selling, general and administrative	263,257	242,463	187,876
(Income) from joint ventures	(2,740)	(4,006)	(834)
Asset impairment charges, net	1,570	—	5,729
Restructuring charges and other exit-related activities	77	1,008	8,993
Operating income	225,906	213,729	6,854
Interest expense	(8,538)	(5,285)	(8,669)
Other expense, net	(692)	(455)	(124)
Income (loss) from continuing operations before income taxes	216,676	207,989	(1,939)
Income tax expense	(44,597)	(37,935)	(166)
Income (loss) from continuing operations	172,079	170,054	(2,105)
Loss from discontinued operations, net of tax	(83)	(79)	(95)
Net income (loss)	171,996	169,975	(2,200)
Net income attributable to noncontrolling interests	(3,196)	(4,863)	(1,945)
Net income (loss) attributable to SSI shareholders	$168,800	$165,112	$(4,145)

Net income (loss) per share attributable to SSI shareholders:
Basic:
Income (loss) per share from continuing operations	$6.01	$5.90	$(0.15)
Net income (loss) per share	$6.01	$5.90	$(0.15)
Diluted:
Income (loss) per share from continuing operations	$5.72	$5.66	$(0.15)
Net income (loss) per share	$5.72	$5.66	$(0.15)
Weighted average number of common shares:
Basic	28,084	27,982	27,672
Diluted	29,529	29,193	27,672

See Notes to the Consolidated Financial Statements.

60 / Schnitzer Steel Industries, Inc. Form 10-K 2022

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2022	2021	2020
Net income (loss)	$171,996	$169,975	$(2,200)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,070)	2,575	1,505
Pension obligations, net	535	(258)	387
Total other comprehensive (loss) income, net of tax	(2,535)	2,317	1,892
Comprehensive income (loss)	169,461	172,292	(308)
Less comprehensive income attributable to noncontrolling interests	(3,196)	(4,863)	(1,945)
Comprehensive income (loss) attributable to SSI shareholders	$166,265	$167,429	$(2,253)

See Notes to the Consolidated Financial Statements.

61 / Schnitzer Steel Industries, Inc. Form 10-K 2022

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

							Accumulated
	Common Stock				Additional		Other	Total SSI
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of August 31, 2019	26,464	$26,464	200	$200	$33,700	$675,363	$(38,763)	$696,964	$4,332	$701,296
Cumulative effect on adoption of new accounting guidance for leases, net of tax	—	—	—	—	—	(463)	—	(463)	—	(463)
Balance as of September 1, 2019	26,464	$26,464	200	$200	$33,700	$674,900	$(38,763)	$696,501	$4,332	$700,833
Net (loss) income	—	—	—	—	—	(4,145)	—	(4,145)	1,945	(2,200)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,892	1,892	—	1,892
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,548)	(2,548)
Share repurchases	(53)	(53)	—	—	(861)	—	—	(914)	—	(914)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(274)	(274)	—	—	(5,571)	—	—	(5,845)	—	(5,845)
Share-based compensation cost	—	—	—	—	10,110	—	—	10,110	—	10,110
Dividends ($0.75 per common share)	—	—	—	—	—	(20,892)	—	(20,892)	—	(20,892)
Balance as of August 31, 2020	26,899	26,899	200	200	36,616	649,863	(36,871)	676,707	3,729	680,436
Net income	—	—	—	—	—	165,112	—	165,112	4,863	169,975
Other comprehensive income, net of tax	—	—	—	—	—	—	2,317	2,317	—	2,317
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,577)	(4,577)
Issuance of restricted stock	657	657	—	—	(657)	—	—	—	—	—
Restricted stock withheld for taxes	(224)	(224)	—	—	(5,414)	—	—	(5,638)	—	(5,638)
Share-based compensation cost	—	—	—	—	18,529	—	—	18,529	—	18,529
Dividends ($0.75 per common share)	—	—	—	—	—	(21,263)	—	(21,263)	—	(21,263)
Balance as of August 31, 2021	27,332	27,332	200	200	49,074	793,712	(34,554)	835,764	4,015	839,779
Net income	—	—	—	—	—	168,800	—	168,800	3,196	171,996
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,535)	(2,535)	—	(2,535)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Share repurchases	(944)	(944)	—	—	(33,304)	—	—	(34,248)	—	(34,248)
Issuance of restricted stock	568	568	—	—	(568)	—	—	—	—	—
Restricted stock withheld for taxes	(209)	(209)	—	—	(10,848)	—	—	(11,057)	—	(11,057)
Share-based compensation cost	—	—	—	—	18,621	—	—	18,621	—	18,621
Dividends ($0.75 per common share)	—	—	—	—	—	(21,366)	—	(21,366)	—	(21,366)
Balance as of August 31, 2022	26,747	$26,747	200	$200	$22,975	$941,146	$(37,089)	$953,979	$4,495	$958,474

62 / Schnitzer Steel Industries, Inc. Form 10-K 2022

See Notes to the Consolidated Financial Statements.

63 / Schnitzer Steel Industries, Inc. Form 10-K 2022

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$171,996	$169,975	$(2,200)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Asset impairment charges, net	1,570	—	5,729
Exit-related asset impairments	—	—	971
Depreciation and amortization	75,053	58,599	58,173
Inventory write-downs	3,199	—	—
Deferred income taxes	25,052	6,884	15,096
Undistributed equity in earnings of joint ventures	(2,740)	(4,006)	(834)
Share-based compensation expense	18,517	18,213	10,033
Loss on disposal of assets, net	824	717	530
Unrealized foreign exchange loss (gain), net	78	127	(67)
Credit loss, net	40	—	66
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	633	(84,086)	(2,252)
Inventories	(37,232)	(88,622)	39,226
Income taxes	2,119	22,789	(15,433)
Prepaid expenses and other current assets	(19,117)	(15,674)	63
Other long-term assets	(994)	(5,402)	(216)
Operating lease assets and liabilities	(2,198)	(813)	334
Accounts payable	20,578	64,956	(7,971)
Accrued payroll and related liabilities	(13,866)	27,824	13,465
Other accrued liabilities	4,798	613	7,148
Environmental liabilities	(14,866)	12,895	1,602
Other long-term liabilities	1,132	3,825	134
Distributed equity in earnings of joint ventures	3,100	1,250	1,000
Net cash provided by operating activities	237,676	190,064	124,597
Cash flows from investing activities:
Capital expenditures	(150,121)	(118,866)	(82,005)
Acquisitions, net of acquired cash	(179,721)	—	—
Proceeds from insurance and sale of assets	18,776	587	1,290
Purchase of equity investment	(5,000)	—	—
Deposit on land option	(80)	630	1,860
Net cash used in investing activities	(316,146)	(117,649)	(78,855)
Cash flows from financing activities:
Borrowings from long-term debt	1,055,106	546,706	690,162
Repayments of long-term debt	(889,127)	(578,030)	(698,492)
Payment of debt issuance costs	(2,093)	(23)	(1,983)
Repurchase of Class A common stock	(34,248)	—	(914)
Taxes paid related to net share settlement of share-based payment awards	(11,057)	(5,638)	(5,845)
Distributions to noncontrolling interests	(2,716)	(4,577)	(2,548)
Dividends paid	(21,291)	(21,259)	(20,884)
Net cash provided by (used in) financing activities	94,574	(62,821)	(40,504)
Effect of exchange rate changes on cash	(119)	337	272
Net increase in cash and cash equivalents	15,985	9,931	5,510
Cash and cash equivalents as of beginning of year	27,818	17,887	12,377
Cash and cash equivalents as of end of year	$43,803	$27,818	$17,887

See Notes to the Consolidated Financial Statements.

64 / Schnitzer Steel Industries, Inc. Form 10-K 2022

SCHNITZER STEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$4,712	$2,669	$5,503
Income taxes, net	$17,309	$8,244	$478
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$38,136	$29,337	$27,319

See Notes to the Consolidated Financial Statements.

65 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 31, 2022, all of the Company’s facilities were located in the United States (“U.S.”) and its territories and Canada.

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

Segment Reporting

The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s internal organizational and reporting structure reflects a functionally based, integrated model and includes a single operating and reportable segment.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $56 million and $47 million as of August 31, 2022 and 2021, respectively.

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

66 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or required deposits prior to shipment, the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. The allowance for credit losses was $2 million as of both August 31, 2022 and 2021.

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Consolidated Statements of Cash Flows and totaled $11 million, $10 million, and $9 million for the fiscal years ended August 31, 2022, 2021, and 2020, respectively.

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

67 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, the lease right-of-use asset is amortized on a straight-line basis and interest expense is recognized on the lease liability using the effective interest rate method. Many of the Company’s real property leases contain variable lease payments that depend on an index or a rate, which are included in the measurement of the right-of-use asset and lease liability using the index or rate at lease commencement. Subsequent changes in variable lease payments are recorded as variable lease expenses during the period in which they are incurred. The Company elected a practical expedient to not separate lease and related non-lease components for accounting purposes and, thus, costs related to such non-lease components are disclosed as lease expense. Payments for short-term leases are recognized in the income statement on a straight-line basis over the lease term. See Note 5 - Leases for further detail.

The Company leases machinery assets to customers primarily to facilitate the provision of recycling services. For the periods presented, such lessor arrangements were classified as operating leases, whereby the Company keeps the asset underlying the lease on its balance sheet and depreciates the asset based on its estimated useful life. The Company recognizes lease income for these operating leases on a straight-line basis within revenues in the Consolidated Statements of Operations. As of August 31, 2022 and 2021, property, plant and equipment, net, as reported in the Consolidated Balance Sheets, included machinery assets underlying these operating leases with a carrying value of $13 million and $11 million, respectively. Lease income derived from these operating leases was not material to any of the periods presented.

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

As of August 31, 2022, the useful lives used for depreciation and amortization were as follows:

Useful Life (in years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Enterprise Resource Planning (“ERP”) systems	6 to 17
Office equipment and other software licenses	3 to 10

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets, totaled $43 million and $22 million as of August 31, 2022 and 2021, respectively, and consisted primarily of deposits on capital projects, prepaid insurance, prepaid services, and prepaid property taxes.

68 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, two equity investments, capitalized implementation costs for cloud computing arrangements, cash held in a client trust account relating to a legal settlement, major spare parts and equipment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. See Note 13 - Employee Benefits for further detail on the Company’s assets relating to employee benefit plans.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible. Receivables from insurers totaled $28 million and $21 million as of August 31, 2022 and 2021, respectively. As of August 31, 2022, receivables from insurers comprised primarily $10 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $7 million relating to environmental claims, $6 million relating to third-party claims, and $4 million relating to workers’ compensation claims. As of August 31, 2021, receivables from insurers comprised primarily $10 million relating to property loss and damage and other claims in connection with the May 2021 fire at the Company’s melt shop operations in McMinnville, Oregon, $6 million relating to environmental claims, and $4 million relating to workers’ compensation claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of August 31, 2022 and 2021 also included approximately $7 million and $8 million, respectively, in connection with cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 10 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017, and in May 2022, the Company invested $5 million in the equity of an unrelated privately-held Canadian recycling entity. In August 2022, the privately-held U.S. waste and recycling entity merged with a publicly-traded U.S. entity. As a result of the merger, the Company's investment is held in equity units of a subsidiary of the publicly-traded entity, which equity units are not publicly traded but are exchangeable for shares of the publicly-traded entity. The timing and magnitude of exchange is solely at the discretion of the publicly-traded entity. The Company's influence over the operating and financial policies of each entity is not significant, and, thus, the investments are accounted for under the guidance for investments in equity securities. The equity investments do not have readily determinable fair values and, therefore, are carried at cost and adjusted for impairments and observable price changes. The investments are reported within other assets in the Consolidated Balance Sheets. As of August 31, 2022 and 2021, the aggregate carrying value of the investments was $11 million and $6 million, respectively. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investments since their respective acquisition.

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

69 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. As a result of the fire, the rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The Company experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase, which was substantially completed during the second quarter of fiscal 2022. The Company filed initial insurance claims for the physical loss and damage experienced at the mill's melt shop and business income losses resulting from the matter. As of August 31, 2021, prepaid expenses and other current assets in the Consolidated Balance Sheets included an initial $10 million insurance receivable recognized in the fourth quarter of fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that had been incurred by the Company as of August 31, 2021. In fiscal 2022, the Company increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain within cost of goods sold in the Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during fiscal 2022, the Company received advance payments from insurers totaling approximately $30 million towards the Company’s claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities in the Consolidated Balance Sheets as of August 31, 2022.

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. In addition, as of June 18, 2022, shredder operations temporarily ceased at the facility pending completion of discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office regarding installation and operation of temporary emission capture and controls that would allow operation of the shredder prior to completion of the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continue. The Company filed initial insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. In fiscal 2022, the Company recognized an aggregate $17 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets and within cost of goods sold in the Consolidated Statements of Operations, respectively, reflecting recovery of applicable losses including impairment charges of $7 million related to the carrying value of plant and equipment assets lost in or damaged by the fire and initial capital purchases, non-capitalizable repair and replacement costs, and other applicable losses totaling $10 million that had been incurred by the Company as of August 31, 2022. Also, during fiscal 2022, the Company received advance payments from insurers totaling approximately $7 million towards the Company's claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $10 million as of August 31, 2022.

70 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company tests long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Operating lease right-of-use assets are considered long-lived assets subject to this impairment testing. For the Company’s metals recycling operations, an asset group generally consists of the regional shredding operation along with surrounding feeder operations, except that the combined Oregon metals recycling and steel manufacturing operations is a single asset group. For the Company’s auto parts operations, generally each auto parts store is an asset group. The Company tests its asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the Company’s estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market, or cost approaches, depending on the nature of the asset group.

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

Long-lived asset impairment charges (recoveries) and accelerated depreciation are reported in the Consolidated Statements of Operations within (1) asset impairment charges, net and (2) restructuring charges and other exit-related activities if related to a site closure. In fiscal 2022, the Company reported $2 million of such items within asset impairment charges, net, related primarily to abandonment of obsolete machinery and equipment assets. In fiscal 2020, the Company reported $6 million of such items within asset impairment charges, net, comprising primarily $2 million related to abandonment of obsolete machinery and equipment assets, $2 million related to impairment of two auto parts stores, and $2 million related to accelerated depreciation due to the shortening of the useful lives of certain metals recovery assets.

Investments in Joint Ventures

As of August 31, 2022, the Company had two 50%-owned joint venture interests which were accounted for under the equity method of accounting. One of the joint ventures sells recycled metal to the Company’s operations at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. As of August 31, 2022, the Company’s investments in equity method joint ventures have generated $12 million in cumulative undistributed earnings.

A loss in value of an investment in a joint venture is recognized when the decline is other than temporary. Management considers all available evidence to evaluate the realizable value of its investments including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the joint venture business, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once management determines that an other-than-temporary impairment exists, the investment is written down to its fair value, which establishes a new cost basis. The Company determines fair value using Level 3 inputs under the fair value hierarchy using an income approach based on a discounted cash flow analysis. See Note 18 - Related Party Transactions for further detail on transactions with joint ventures.

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

71 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

When the Company performs a quantitative goodwill impairment test, it estimates the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, automobile scrap and core price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate the reporting units’ valuation, the Company uses a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium. The Company did not record goodwill impairment charges in any of the periods presented.

The Company tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company did not record impairment charges on indefinite-lived intangible assets in any of the periods presented. See Note 8 - Goodwill and Other Intangible Assets, net for further detail.

Business Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred. See Note 7 - Business Acquisitions for further detail.

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

Accrued Workers’ Compensation Costs

The Company is self-insured for the significant majority of workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $6 million and $7 million for the estimated cost of unpaid workers’ compensation claims as of August 31, 2022 and 2021, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets, with corresponding workers’ compensation insurance receivables of $4 million as of both August 31, 2022 and 2021 included in other current assets.

72 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

When only a wide range of estimated amounts can be reasonably established and no other amount within the range is a better estimate than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other third parties for a site or matter. In these situations, recoveries of environmental remediation costs from other parties are recognized when realization of the claim for recovery is deemed probable. The amounts recorded for environmental liabilities are reviewed periodically as assessment and remediation progresses at individual sites or for particular matters and adjusted to reflect additional information that becomes available. Due to evolving remediation technology, changing regulations, possible third-party contributions, the subjective nature of the assumptions used, and other factors, amounts accrued could vary significantly from amounts paid. See “Contingencies – Environmental” in Note 10 - Commitments and Contingencies for further detail.

Loss Contingencies

The Company is subject to certain legal proceedings and contingencies in addition to those related to environmental liabilities discussed above in this Note, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company uses judgment and evaluates whether a loss contingency arising from litigation or an unasserted claim should be disclosed or recorded. The outcome of legal proceedings and other contingencies is inherently uncertain and often difficult to estimate. Accrued legal contingencies are reported within other accrued liabilities in the Consolidated Balance Sheets. See “Contingencies – Other” in Note 10 - Commitments and Contingencies for further detail.

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

73 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income for the period, but are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency. Gains and losses on foreign currency transactions are generally included in determining net income for the period. The Company reports these gains and losses within other expense, net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains and losses were not material for fiscal 2022, 2021, or 2020.

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

74 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for each of the years ended August 31, 2022, 2021, and 2020. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. For each of the years ended August 31, 2022, 2021, and 2020, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for each of the years ended August 31, 2022 and 2021 was $6 million and was $5 million for the year ended August 31, 2020.

Share-Based Compensation

The Company estimates the grant-date fair value of stock-based compensation awards based on the market closing price of the underlying Class A common stock on the date of grant, except for performance share awards with a total shareholder return (“TSR”) market condition for which the Company estimates the grant-date fair value using a Monte-Carlo simulation model. The Company recognizes compensation cost for all awards, net of estimated forfeitures, over the requisite service period. Share-based compensation cost is based on the grant-date fair value as described above, except for performance share awards with a non-market performance condition. For these awards, compensation cost is based on the probable outcome of achieving the specified performance conditions. The Company reassesses whether achievement of the performance condition is probable at each reporting date and, if probable, the level of achievement. See Note 14 - Share-Based Compensation for further detail.

Income Taxes

Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period in the Consolidated Financial Statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. Tax benefits arising from uncertain tax positions are recognized when it is more-likely-than-not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. See Note 15 - Income Taxes for further detail.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to SSI shareholders is computed by dividing net income (loss) attributable to SSI shareholders by the weighted average number of outstanding common shares during the period presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”) meeting certain criteria. Diluted net income (loss) per share attributable to SSI shareholders is computed by dividing net income (loss) attributable to SSI shareholders by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed vesting of performance share, RSU, and DSU awards using the treasury stock method. Net income attributable to noncontrolling interests is deducted from income (loss) from continuing operations to arrive at income (loss) from continuing operations attributable to SSI shareholders for the purpose of calculating income (loss) per share from continuing operations attributable to SSI shareholders. See Note 17 - Net Income (Loss) Per Share for further detail.

75 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of August 31, 2022. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures.

Note 3 - Recent Accounting Pronouncements

In June 2022, an accounting standards update was issued that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Further, the guidance requires improved disclosures to help users of financial statements better understand the fair value, nature, and timing of equity securities subject to contractual sale restrictions. The guidance is applicable to all equity investments measured at fair value that are subject to contractual restrictions. The standard is effective for the Company beginning in fiscal 2025, including interim periods within that fiscal year. Management does not expect adoption to have a material impact on the Company's consolidated financial statements.

Note 4 - Inventories

Inventories consisted of the following as of August 31 (in thousands):

	2022	2021
Processed and unprocessed scrap metal	$166,368	$164,960
Semi-finished goods	20,009	7,671
Finished goods	72,625	39,368
Supplies	56,187	44,428
Inventories	$315,189	$256,427

76 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s fiscal 2022 total lease cost was $36 million, consisting primarily of operating lease expense of $25 million and short-term lease expense of $10 million. The Company’s fiscal 2021 total lease cost was $30 million, consisting primarily of operating lease expense of $24 million and short-term lease expense of $5 million. The Company’s fiscal 2020 total lease cost was $28 million, consisting primarily of operating lease expense of $23 million and short-term lease expense of $4 million. The other components of the Company’s total lease cost for each of fiscal 2022, 2021 and 2020, including finance lease amortization and interest expense, variable lease expense, and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for each of fiscal 2022, 2021, and 2020 is presented within cost of goods sold in the Consolidated Statements of Operations.

Finance lease assets and liabilities consisted of the following as of August 31 (in thousands):

	Balance Sheet Classification	2022	2021
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$4,861	$5,422
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$1,736	$1,464
Finance lease liabilities - noncurrent	Long-term debt, net of current maturities	4,158	5,127
Total finance lease liabilities		$5,894	$6,591

(1)
Presented net of accumulated amortization of $4 million and $2 million as of August 31, 2022 and 2021, respectively.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of August 31:

	2022		2021
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	9.5	3.36%	9.7	3.37%
Finance leases	4.5	7.17%	5.2	7.78%

Maturities of lease liabilities by fiscal year as of August 31, 2022 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2023	$1,991	$25,012
2024	1,715	20,810
2025	920	15,913
2026	700	12,754
2027	615	11,307
Thereafter	735	59,999
Total lease payments	6,676	145,795
Less amounts representing interest	(782)	(22,484)
Total lease liabilities	5,894	123,311
Less current maturities	(1,736)	(21,660)
Lease liabilities, net of current maturities	$4,158	$101,651

77 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

	Year Ended August 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,351	$24,154	$22,225
Operating cash flows for finance leases	$403	$498	$628
Financing cash flows for finance leases	$1,483	$1,332	$1,336
Lease liabilities arising from obtaining right-of-use assets(1):
Operating leases	$12,000	$8,325	$34,586
Finance leases	$534	$445	$1,230

(1)
Amounts include new leases and adjustments to lease balances as a result of remeasurement.

Note 6 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2022	2021
Machinery and equipment	$875,904	$791,043
Land and improvements	324,453	304,188
Buildings and leasehold improvements	148,634	147,106
Enterprise resource planning (ERP) systems	18,945	17,760
Office equipment and other software licenses	30,797	37,326
Construction in progress	120,419	102,544
Property, plant and equipment, gross	1,519,152	1,399,967
Less accumulated depreciation	(855,032)	(837,293)
Property, plant and equipment, net(1)	$664,120	$562,674

(1)
Property, plant and equipment, net included $22 million and $18 million as of August 31, 2022 and 2021, respectively, related to the Company’s Canadian operations.

Depreciation expense for property, plant and equipment, which includes amortization expense for finance lease right-of-use assets, was $72 million, $58 million, and $57 million for the years ended August 31, 2022, 2021, and 2020, respectively. See Note 5 - Leases for additional disclosure on finance leases.

Note 7 - Business Acquisitions

Columbus Recycling

On October 1, 2021, the Company used cash on hand and borrowings under existing credit facilities to acquire eight metals recycling facilities across Mississippi, Tennessee, and Kentucky from Columbus Recycling, a provider of recycled ferrous and nonferrous metal products and recycling services. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in Accounting Standards Codification Topic 805, Business Combinations, and summarized in “Business Acquisitions” in Note 2 - Summary of Significant Accounting Policies. The cash purchase price was approximately $107 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. The Company paid an additional $7 million at closing and an additional $3 million in August 2022, primarily for acquired net working capital in excess of the benchmark, resulting in total purchase consideration measured as of the fiscal year ended August 31, 2022 of approximately $117 million. The acquired Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with the Company’s regional metals recycling facilities in Georgia, Alabama, and Tennessee, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeast, giving rise to expected benefits supporting the amount of acquired goodwill.

78 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company as of the October 1, 2021 acquisition date (in thousands):

Cash	$325
Accounts receivable	22,763
Inventories	10,060
Other current assets	255
Property, plant and equipment	13,491
Operating lease right-of-use assets	254
Goodwill(1)	65,203
Other intangible assets	19,741
Total assets acquired	132,092
Current liabilities	11,828
Other liabilities	3,350
Total liabilities assumed	15,178
Net assets acquired	$116,914

(1)
Approximately $62 million of the amount of acquired goodwill is tax deductible.

The following table summarizes the purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the October 1, 2021 acquisition date (in thousands):

		Useful Life
Supplier relationships	$17,245	7
Customer relationships	2,496	7
	$19,741

The results of operations for the acquired Columbus Recycling business beginning as of the October 1, 2021 acquisition date are included in the accompanying consolidated financial statements. For the fiscal year ended August 31, 2022, the revenues of the acquired Columbus Recycling business contributed 4% of the Company’s consolidated revenues reported on the Consolidated Statements of Operations, and the amount of net income contributed by the acquired Columbus Recycling business was not material to the consolidated financial statements taken as a whole.

Encore Recycling

On April 29, 2022, the Company used cash on hand and borrowings under existing credit facilities to acquire two recycling facilities in the greater Atlanta, Georgia metropolitan area, including a metal shredding operation and recycled auto-parts center from the previous owners of Encore Recycling. The acquired Encore Recycling operations purchase and process scrap metal and end-of life vehicles from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. Combined with the Company’s existing regional metals recycling facilities and recycled auto-parts centers, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across portions of the Southeast, giving rise to expected benefits supporting the amount of acquired goodwill. The transaction qualified as a business combination for accounting purposes. The cash purchase price was approximately $55 million, subject to adjustment for acquired net working capital relative to an agreed-upon benchmark, as well as other adjustments. The Company paid an additional $8 million at closing for estimated net working capital in excess of the benchmark, which was still subject to adjustment as of the end of fiscal 2022, resulting in total purchase consideration measured as of August 31, 2022 of approximately $63 million. As of the date of this report, measurement of actual acquired net working capital, as well as the fair values of certain other acquired assets and assumed liabilities, is still preliminary and subject to change based on the completion of valuation procedures.

79 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company as of the April 29, 2022 acquisition date (in thousands):

Accounts receivable	$10,356
Inventories	4,325
Other current assets	15
Property, plant and equipment	25,143
Operating lease right-of-use assets	402
Goodwill(1)	20,494
Other intangible assets	4,809
Total assets acquired	65,544
Current liabilities	1,322
Other liabilities	1,091
Total liabilities assumed	2,413
Net assets acquired	$63,131

(1)
Approximately $20 million of the provisional amount of acquired goodwill is tax deductible.

The following table summarizes the provisional purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the April 29, 2022 acquisition date (in thousands):

		Useful Life
Supplier relationships	$3,679	7
Customer relationships	1,130	7
	$4,809

The results of operations for the acquired Encore Recycling business beginning as of the April 29, 2022 acquisition date are included in the accompanying consolidated financial statements. For the fiscal year ended August 31, 2022, the revenues and net income contributed by the acquired Encore Recycling business and reported in the Consolidated Statements of Operations were not material to the consolidated financial statements taken as a whole.

The following unaudited pro forma information presents the effect on the consolidated financial results of the Company of the Columbus Recycling and Encore Recycling businesses acquired during fiscal 2022 as though the businesses had been acquired as of the beginning of fiscal 2021 (in thousands):

	Year Ended August 31,
	2022	2021
Revenues	$3,566,000	$2,989,000
Net income	$184,500	$179,000
Net income attributable to SSI shareholders	$181,000	$174,500

There are no individually material, nonrecurring pro forma adjustments directly attributable to the business combinations included in these pro forma revenues and earnings.

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. These pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred as of the beginning of fiscal 2021. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

80 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Goodwill and Other Intangible Assets, net

Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.

In the fourth quarter of fiscal 2022, the Company performed the annual goodwill impairment test as of July 1, 2022. As of the testing date, the balance of the Company’s goodwill was $254 million, which was carried in three reporting units. Substantially all of the $85 million of goodwill carried by one of the reporting units, a regional metals recycling operation, related to two business acquisitions that were completed in fiscal 2022. The Company elected to perform the qualitative assessment for this reporting unit and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. The remaining $169 million of goodwill was carried by two reporting units, which consist of a regional metals recycling operation and the Company's network of auto parts stores. For this remaining amount of goodwill, the Company had last performed the quantitative impairment test of goodwill in the fourth quarter of fiscal 2020 using a measurement date of July 1, 2020. Based on the changes in market conditions related to the general economy and the metals recycling industry, the extent of time that had passed since the last quantitative goodwill impairment test as of July 1, 2020, and the realignment of reporting units as of September 1, 2020, the Company elected to not perform the qualitative assessment and proceed directly to the quantitative impairment test for goodwill carried by these two reporting units to identify potential impairment and measure an impairment loss, if necessary. The quantitative impairment test entails estimating the fair value of each reporting unit carrying goodwill and comparing it to the reporting unit’s carrying amount. The Company records the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, if any, not to exceed the total amount of goodwill allocated to that reporting unit.

The Company estimated the fair value of the metals recycling and autos reporting units subject to the quantitative impairment test as of July 1, 2022 using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based WACC assessed specifically for each reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, automobile scrap and core price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate the valuation of the reporting units, the Company used a market approach based on earnings multiple data and a reconciliation of the Company’s estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium.

For the metals recycling and autos reporting units subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 32% and 44%, respectively, as of July 1, 2022. The projections used in the income approach for the metals recycling and autos reporting units took into consideration, as applicable, the impact of recent and current market conditions for ferrous and nonferrous recycled metals, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in retail auto parts sales. The projections assumed a limited recovery of operating margins from the levels experienced around the time of the July 1, 2022 measurement date over a multi-year period. The WACC rates used in the income approach valuation for the metals recycling and autos reporting units were 13.33% and 12.13%, respectively, and the terminal growth rate used for both reporting units was 2.0%. A company-specific risk premium is embedded in the WACC to reflect the perceived level of uncertainty inherent in each reporting unit's expected future cash flows. Assuming all other components of the fair value estimates were held constant, an increase in the WACC of 100 basis points for each of the metals recycling reporting unit and the autos reporting unit would have decreased indicated headroom to 21% and 29%, respectively.

The Company reconciled its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company. The implied control premium resulting from the difference between (i) the Company's market capitalization (based on the average trading price of the Company's Class A common stock for the two-week period ended July 1, 2022) increased by the estimated fair value of noncontrolling interests and (ii) the higher aggregated estimated fair value of all reporting units was within the historical range of average and mean premiums observed for historical transactions within the steel-making, scrap processing, and metals industries. The Company identified specific reconciling items, including market participant synergies, tax amortization benefits, and benefits from in-process technology investments, which supported the implied control premium as of July 1, 2022.

81 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross change in the carrying amount of goodwill for the years ended August 31, 2022 and 2021 was as follows (in thousands):

Goodwill
Balance as of September 1, 2020	$169,627
Foreign currency translation adjustment	677
Balance as of August 31, 2021	170,304
Additions(1)	84,040
Measurement period adjustments	1,657
Foreign currency translation adjustment	(803)
Balance as of August 31, 2022	$255,198

(1)
Additions to goodwill relate to the acquired Columbus Recycling business (approximately $62 million) and the Encore Recycling business (approximately $22 million) and are exclusive of measurement period adjustments relating to these same business acquisitions, which adjustments are presented separately. The amount of acquired goodwill in the Encore Recycling acquisition was provisional as of August 31, 2022. See Note 7 - Business Acquisitions.

Accumulated goodwill impairment charges were $471 million as of each of August 31, 2022 and 2021.

Other Intangible Assets, net

The following table presents the Company’s other intangible assets as of August 31 (in thousands):

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	$7,780	$(4,442)	$3,338	$6,745	$(3,846)	$2,899
Supplier relationships(1)	20,924	(2,433)	18,491	—	—	—
Customer relationships(1)	3,626	(381)	3,245	—	—	—
Indefinite-lived intangibles(2)	1,081	—	1,081	1,081	—	1,081
Total	$33,411	$(7,256)	$26,155	$7,826	$(3,846)	$3,980

(1)
Purchase price allocated to identifiable intangible assets in connection with the acquisition of the Columbus Recycling business and the Encore Recycling business in fiscal 2022. The amount of acquired intangible assets in connection with the Encore Recycling acquisition, as presented above in Note 7 - Business Acquisitions, was provisional as of August 31, 2022.
(2)
Indefinite-lived intangibles include previously acquired trade names and certain permits and licenses.

Total intangible asset amortization expense was $3 million for the year ended August 31, 2022, and $1 million in each of the years ended August 31, 2021, and 2020. There were no impairments of intangible assets recognized for the periods presented.

The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2023	$4,283
2024	4,232
2025	4,078
2026	4,078
2027	3,834
Thereafter	4,569
Total	$25,074

82 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Debt

Debt consisted of the following as of August 31 (in thousands):

	2022	2021
Bank revolving credit facilities, interest primarily at SOFR or LIBOR plus a spread	$230,000	$60,000
Finance lease liabilities	5,894	6,591
Other debt obligations	12,668	8,362
Total debt	248,562	74,953
Less current maturities	(6,041)	(3,654)
Debt, net of current maturities	$242,521	$71,299

On August 22, 2022, the Company and certain of its subsidiaries entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the "Amended Credit Agreement"), by and among Schnitzer Steel Industries, Inc., as the U.S. borrower, Schnitzer Steel Canada Ltd., as the Canadian borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto, which amended and restated our previously existing credit agreement (the "Prior Credit Agreement"). The Amended Credit Agreement provides for $800 million and C$15 million in senior secured revolving credit facilities maturing in August 2027. The $800 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swing line loans, and a $50 million sublimit for multicurrency borrowings. The Prior Credit Agreement provided for $700 million and C$15 million in senior secured credit facilities maturing in August 2023. The Company incurred $2 million in debt issuance costs in connection with the Amended Credit Agreement, which are amortized to interest expense over the five-year term of the arrangement.

Interest rates on outstanding indebtedness under the Amended Credit Agreement are based, at our option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Canadian Dollar Offered Rate, "CDOR" for C$ loans), plus a spread of between 1.25% and 2.00%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA (as defined by the Amended Credit Agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.25% and 1.00% based on a pricing grid tied to our consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.30% based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA.

Interest rates on outstanding indebtedness under the Prior Credit Agreement were based, at our option, on either the London Interbank Offered Rate (“LIBOR”) (or the Canadian equivalent for C$ loans), plus a spread of between 1.25% and 3.50%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to one-month LIBOR plus 1.75%, in each case, plus a spread of between 0.00% and 2.50% based on a pricing grid tied to our consolidated funded debt to EBITDA ratio. In addition, commitment fees were payable on the unused portion of the credit facilities at rates between 0.20% and 0.50% based on a pricing grid tied to our ratio of consolidated funded debt to EBITDA.

As of August 31, 2022 and 2021, borrowings outstanding under the credit facilities were $230 million and $60 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 3.65% and 1.75% as of August 31, 2022 and 2021, respectively.

83 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. As of August 31, 2022, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, and accounts receivable.

Other debt obligations, which totaled $13 million and $8 million as of August 31, 2022 and 2021, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter. In fiscal 2022, the Company recorded $7 million of additional debt obligations with these terms generally.

Principal payments on the Company’s bank revolving credit facilities and other debt obligations during the next five fiscal years and thereafter are as follows (in thousands):

Year Ending August 31,	Credit Facilities	Other Debt Obligations
2023	$—	$4,306
2024	—	2,425
2025	—	2,466
2026	—	2,735
2027	230,000	736
Thereafter	—	—
Total	$230,000	$12,668

See Note 5 - Leases for additional disclosure on finance lease obligations, including payments during the next five fiscal years and thereafter. The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. The Company had $8 million outstanding under these arrangements as of both August 31, 2022 and 2021.

Note 10 - Commitments and Contingencies

Contingencies - Environmental

Changes in the Company’s environmental liabilities for the years ended August 31, 2022 and 2021 were as follows (in thousands):

Balance as of September 1, 2020	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2021	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2022	Current Liability	Noncurrent Liability
$53,464	$28,761	$(5,097)	$77,128	$12,839	$(21,467)	$68,500	$13,031	$55,469

As of August 31, 2022 and 2021, the Company had environmental liabilities of $69 million and $77 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. The liabilities relate to the investigation and potential future remediation of contaminated sediments and riverbanks, soil contamination, groundwater contamination, storm water runoff issues, and other natural resource damages. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

84 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Portland Harbor

In December 2000, the Company was notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that it is one of the potentially responsible parties (“PRPs”) that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“Portland Harbor”).

The precise nature and extent of cleanup of any specific areas within Portland Harbor, the parties to be involved, the timing of any specific remedial action and the allocation of the costs for any cleanup among responsible parties have not yet been determined. The process of site investigation, remedy selection, identification of additional PRPs, and allocation of costs has been underway for a number of years, but significant uncertainties remain. It is unclear to what extent the Company will be liable for environmental costs or third-party contribution or damage claims with respect to Portland Harbor.

From 2000 to 2017, the EPA oversaw a remedial investigation/feasibility study (“RI/FS”) at Portland Harbor. The Company was not among the parties that performed the RI/FS, but it contributed to the costs through an interim settlement with the performing parties. The performing parties have indicated that they incurred more than $155 million in that effort.

In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for Portland Harbor. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. The Company has identified a number of concerns regarding the remedy described in the ROD, which is based on data that is more than 15 years old, and the EPA’s estimates for the costs and time required to implement the selected remedy. Moreover, the ROD provided only Portland Harbor site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within Portland Harbor. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.

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

In December 2017, the Company and three other PRPs entered into an Administrative Settlement Agreement and Order on Consent with the EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. The report analyzing the results concluded that Portland Harbor conditions have improved substantially since the data forming the basis of the ROD was collected. The EPA found with a few limited corrections that the data is of suitable quality and stated that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, the EPA did not agree that the data or the analysis warranted a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. The Company and other PRPs disagree with the EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for Portland Harbor during the remedial design phase.

85 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. At the time the EPA issued the UAO in April 2020, the Company estimated that its share of the costs of performing such work under the UAO would be approximately $3 million, which it recorded to environmental liabilities and selling, general, and administrative (“SG&A”) expense in the consolidated financial statements in the third quarter of fiscal 2020. In the fourth quarter of fiscal 2022, based primarily on our assessment of progress with respect to tasks and milestones specified in the UAO, as well as remaining work and associated costs, the Company increased the estimate of its share of the costs of performing such work under the UAO by approximately $2 million, which it recorded to environmental liabilities and SG&A expense. The Company has insurance policies pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. In the second quarter of fiscal 2021, the Company recorded an insurance receivable and a related insurance recovery to SG&A expense for approximately $3 million. In the fourth quarter of fiscal 2022, the Company increased the amount of this insurance receivable by approximately $2 million and recognized a related insurance recovery in the same amount within SG&A expense. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of receivables from insurers. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

Except for certain early action projects in which the Company is not involved, remediation activities at Portland Harbor are not expected to commence for a number of years. Moreover, those activities are expected to be sequenced, and the order and timing of such sequencing has not been determined. In addition, as noted above, the ROD does not determine the allocation of costs among PRPs.

The Company has joined with approximately 100 other PRPs, including the RI/FS performing parties, in a voluntary process to establish an allocation of costs at Portland Harbor, including the costs incurred in the RI/FS, ongoing remedial design costs, and future remedial action costs. The Company expects the next major stage of the allocation process to proceed in parallel with the remedial design process.

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. The Company has insurance policies that it believes will provide reimbursement for costs related to this matter. As of August 31, 2022 and 2021, the Company had an insurance receivable in the same amount as the environmental reserve. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of receivables from insurers.

86 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including the Company, seeking reimbursement of certain past and future response costs in connection with remedial action at Portland Harbor and recovery of assessment costs related to natural resources damages from releases at and from Portland Harbor to the Multnomah Channel and the Lower Columbia River. The parties filed various motions to dismiss or stay this suit, and in August 2019, the court issued an order denying the motions to dismiss and staying the action. The Company intends to defend against the claims in this suit and does not have sufficient information to determine the likelihood of a loss in this matter or to estimate the amount of damages being sought or the amount of such damages that could be allocated to the Company.

The Company’s environmental liabilities as of both August 31, 2022 and 2021 included $6 million relating to the Portland Harbor matters described above.

Because the final remedial actions have not yet been designed and there has not been a determination of the allocation among the PRPs of costs of the investigations or remedial action costs, the Company believes it is not possible to reasonably estimate the amount or range of costs which it is likely to or which it is reasonably possible that it will incur in connection with Portland Harbor, although such costs could be material to the Company’s financial position, results of operations, cash flows, and liquidity. Among the facts being evaluated are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within Portland Harbor, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs.

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remedial design, remedial action, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated the settlement with certain insurers of claims against them related to Portland Harbor, continue to seek settlements with other insurers, and formed a Qualified Settlement Fund (“QSF”) which became operative in fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSF may not cover all of the costs which the Company may incur. The QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two parties unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of the VIE that most significantly impact its economic performance. The Company’s appointee to co-manage the VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage the VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. In addition, pursuant to its insurance policies, the Company is being reimbursed for the costs it incurs for required source control evaluation and remediation work. As of both August 31, 2022 and 2021, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of August 31, 2022 and 2021, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

87 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of August 31, 2022 and 2021, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of August 31, 2022 and 2021 included $8 million and $19 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In fiscal 2022, the Company recognized $6 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company's subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities, which agreement resulted in payment by the Company to the municipality of $11 million in the second quarter of fiscal 2022. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plan for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of August 31, 2022 and 2021 included $7 million and $8 million, respectively, for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 2 - Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval and implementation of the remediation action plan.

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

88 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2022, 2021, and 2020 (in thousands):

	Foreign Currency Translation Adjustments	Pension Obligations, net	Total
Balance as of September 1, 2019	$(35,689)	$(3,074)	$(38,763)
Other comprehensive income before reclassifications	1,505	190	1,695
Income tax expense	—	(42)	(42)
Other comprehensive income before reclassifications, net of tax	1,505	148	1,653
Amounts reclassified from accumulated other comprehensive loss	—	309	309
Income tax benefit	—	(70)	(70)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	239	239
Net periodic other comprehensive income	1,505	387	1,892
Balance as of August 31, 2020	(34,184)	(2,687)	(36,871)
Other comprehensive income (loss) before reclassifications	2,575	(530)	2,045
Income tax benefit	—	120	120
Other comprehensive income (loss) before reclassifications, net of tax	2,575	(410)	2,165
Amounts reclassified from accumulated other comprehensive loss	—	196	196
Income tax benefit	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	152	152
Net periodic other comprehensive income (loss)	2,575	(258)	2,317
Balance as of August 31, 2021	(31,609)	(2,945)	(34,554)
Other comprehensive (loss) income before reclassifications	(3,070)	355	(2,715)
Income tax expense	—	(80)	(80)
Other comprehensive (loss) income before reclassifications, net of tax	(3,070)	275	(2,795)
Amounts reclassified from accumulated other comprehensive loss	—	336	336
Income tax benefit	—	(76)	(76)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	260	260
Net periodic other comprehensive (loss) income	(3,070)	535	(2,535)
Balance as of August 31, 2022	$(34,679)	$(2,410)	$(37,089)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Consolidated Statements of Operations in all periods presented.

89 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Year Ended August 31,
	2022	2021	2020
Major product information:
Ferrous revenues	$1,914,255	$1,557,891	$862,490
Nonferrous revenues	892,444	684,862	390,298
Steel revenues(1)	531,731	379,203	336,980
Retail and other revenues	147,385	136,595	122,575
Total revenues	$3,485,815	$2,758,551	$1,712,343
Revenues based on sales destination:
Foreign	$1,925,235	$1,612,744	$910,785
Domestic	1,560,580	1,145,807	801,558
Total revenues	$3,485,815	$2,758,551	$1,712,343

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

In fiscal 2022, 2021, and 2020, the Company had no external customer that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers located in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries to which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2022	% of Revenue	2021	% of Revenue	2020	% of Revenue
Bangladesh	$446,385	13%	$375,668	14%	$197,391	12%
Turkey	N/A	N/A	N/A	N/A	$222,141	13%

N/A = Sales were less than the 10% threshold.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of August 31, 2022 and 2021, receivables from contracts with customers, net of an allowance for credit losses, totaled $230 million and $210 million, respectively, representing 97% and 98%, respectively, of total accounts receivable reported in the Consolidated Balance Sheets as of each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts reported within accounts payable in the Consolidated Balance Sheets, totaled $8 million as of both August 31, 2022 and 2021. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. During the year ended August 31, 2022, the Company reclassified $7 million in contract liabilities as of August 31, 2021 to revenues as a result of satisfying performance obligations during the year. During the year ended August 31, 2021, the Company reclassified $7 million in contract liabilities as of August 31, 2020 to revenues as a result of satisfying performance obligations during the year.

90 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits for employee service. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income. The Company amortizes as a component of net periodic pension benefit cost a portion of the net gain or loss reported within accumulated other comprehensive loss if the beginning-of-year net gain or loss exceeds 5% of the greater of the benefit obligation or the market value of plan assets. Net periodic pension benefit cost was not material for each of the fiscal years presented in this report. The fair value of plan assets was $16 million and $21 million as of August 31, 2022 and 2021, respectively, and the projected benefit obligation was $12 million and $17 million as of August 31, 2022 and 2021, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $4 million as of each of August 31, 2022 and 2021. Under the fair value hierarchy, plan assets comprised Level 1 and Level 2 investments as of August 31, 2022 and 2021. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. Level 2 investments are corporate bonds valued at the yields currently available on comparable securities of issuers with similar credit ratings. No significant contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligation was 4.40% and 2.46% as of August 31, 2022 and 2021, respectively. The Company estimates future annual benefit payments to be between $1 million and $3 million per year.

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets, the current portion of the pension liability is included in other accrued liabilities, and the noncurrent portion of the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund was valued at $4 million as of each August 31, 2022, and 2021. The trust fund assets’ gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations. The benefit obligation was $4 million as of August 31, 2022, and $5 million as of August 31,2021. Net periodic pension benefit cost under the SERBP was not material for each of the fiscal years presented in this report.

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

91 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP,” EIN 90-0169564, Plan No. 001) benefiting the union employees of the Company’s steel manufacturing operations, which are covered by a collective bargaining agreement that will expire on March 31, 2026. As of October 1, 2021, the WISPP was certified by the plan’s actuaries as being in the Green Zone, as defined by the Pension Protection Act of 2006. The Company contributed $4 million to the WISPP for each of the years ended August 31, 2022 and 2021, and $3 million for the year ended August 31, 2020. These contributions represented more than 5% of total contributions to the WISPP for each year.

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

Company contributions to all of the multiemployer plans were $7 million for the year ended August 31, 2022, and $6 million for each of the years ended August 31, 2021, and 2020.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $5 million for the year ended August 31, 2022, and $4 million for each of the years ended August 31, 2021, and 2020.

Deferred Compensation Plan

In fiscal 2021, the Company established a non-qualified deferred compensation plan (the “DCP”) which permits eligible employees to elect to defer receipt of compensation including salary, bonuses, and certain equity awards made under the Company’s long-term incentive plan. The DCP also allows the Company to make discretionary contributions to participant accounts that may be subject to one or more vesting schedules. Participant contributions, excluding equity awards subject to vesting conditions, are fully vested at all times. The deferred compensation liability as of August 31, 2022 and 2021 was $1 million and less than $1 million, respectively, consisted entirely of deferred salary, and was classified within other long-term liabilities in the Consolidated Balance Sheets. The Company maintains a rabbi trust to fund obligations under the DCP. The carrying value of assets held in the rabbi trust, which comprise company-owned life insurance policies, substantially equaled the deferred compensation liability as of both August 31, 2022 and 2021. The rabbi trust asset is classified within other assets in the Consolidated Balance Sheets.

92 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Share-Based Compensation

The Company’s 1993 Stock Incentive Plan, as amended (the “SIP”), was established to provide for the grant of stock-based compensation awards to its employees, consultants, and directors. The SIP authorizes the grant of restricted shares, restricted stock units, performance-based awards including performance share awards, stock options, and stock appreciation rights, and other stock-based awards. The SIP is administered by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”). There are 12.2 million shares of Class A common stock reserved for issuance under the SIP, of which 2.2 million were available for future grants as of August 31, 2022. Share-based compensation expense recognized in cost of goods sold or selling, general, and administrative expense, as applicable, was $19 million, $18 million, and $10 million for the years ended August 31, 2022, 2021, and 2020, respectively. The Company capitalized less than $1 million of share-based compensation cost to the cost of qualifying long-lived assets in each of fiscal 2022, 2021, and 2020.

Restricted Stock Units (“RSUs”)

During the years ended August 31, 2022, 2021, and 2020, the Compensation Committee granted 160,312, 317,760, and 470,917 RSUs, respectively, to the Company’s key employees under the SIP. RSUs generally vest 20% per year over five years commencing October 31 of the year after grant. Each RSU entitles the recipient to receive one share of Class A common stock upon vesting.

The estimated fair value of an RSU is based on the market closing price of the underlying Class A common stock on the date of grant. The weighted average grant date fair value of RSUs granted was $52.32, $22.26, and $14.88 per unit for the years ended August 31, 2022, 2021, and 2020, respectively. The total estimated fair value of RSUs granted was $8 million for the year ended August 31, 2022, and $7 million for each of the years ended August 31, 2021 and 2020. For RSUs granted in each of the years ended August 31, 2022, 2021, and 2020, the compensation cost is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the award is the longer of two years or the period ending on the date retirement eligibility is achieved. RSU compensation cost was $8 million, $7 million, and $4 million for the years ended August 31, 2022, 2021, and 2020, respectively.

A summary of the Company’s RSU activity for the year ended August 31, 2022 is as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2021	956	$20.62
Granted	160	$52.32
Vested	(296)	$21.33
Forfeited	(7)	$22.38
Outstanding as of August 31, 2022	813	$26.59

The total fair value of RSUs that vested, based on the market closing price of the underlying Class A common stock on the vesting date, was $15 million, $10 million, and $6 million for the years ended August 31, 2022, 2021, and 2020, respectively. As of August 31, 2022, total unrecognized compensation costs related to unvested RSUs amounted to $10 million, which is expected to be recognized over a weighted average period of two years.

Performance Share Awards

The SIP authorizes performance-based awards to certain employees subject to certain conditions and restrictions. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance goals established by the Compensation Committee. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout. However, adjusted awards are paid if employment terminates earlier on account of a qualifying employment termination event such as death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company.

93 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In recent years, the performance share awards have comprised two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in fiscal 2022, the performance metrics are the Company’s recycled metal volume growth and its return on capital employed (“ROCE”). Award share payouts depend on the extent to which the performance goals have been achieved, which performance-based payout factors are adjusted by a total shareholder return (“TSR”) modifier based on the Company’s average TSR percentile rank relative to a designated peer group. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by an initial payout factor based on recycled metal volume growth and ROCE, which ranges from a threshold of 50% to a maximum of 200%. The final payout factor is then determined by applying the TSR modifier to the initial payout factor within a certain range, with a maximum increase or decrease of 20%.

For awards granted in fiscal 2021 and 2020, the performance metrics are the Company’s TSR relative to a designated peer group and the Company’s ROCE. Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR awards granted in fiscal 2021 and 2020 stipulate certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

The Company estimates the fair value of performance share awards with a TSR market condition using a Monte-Carlo simulation model utilizing several key assumptions, including the following for such awards granted during the years ended August 31:

	2022	2021	2020
Expected share price volatility (SSI)	51.6%	48.5%	38.9%
Expected share price volatility (Peer group)	58.5%	54.9%	44.5%
Expected correlation to peer group companies	46.0%	44.5%	34.3%
Risk-free rate of return	0.61%	0.23%	1.58%

The fair value of the ROCE awards granted in fiscal 2021 and 2020, which awards do not have a TSR market condition, is based on the market closing price of the underlying Class A common stock on the grant date.

All the performance share awards granted in fiscal 2022 have a non-market performance condition (either recycled metal volume growth or ROCE) in addition to a market condition (TSR modifier), and the ROCE awards granted in fiscal 2021 and 2020 have only a non-market performance condition. The Company accrues compensation cost for these performance share awards based on the probable outcome of achieving the specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed.

The compensation cost for the TSR awards granted in fiscal 2021 and 2020 based on the grant-date fair value, net of estimated forfeitures, is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period), regardless of whether the market condition has been or will be satisfied.

During the years ended August 31, 2022, 2021, and 2020, the Compensation Committee granted a total of 153,080 (76,540 recycled metal volume growth with TSR modifier and 76,540 ROCE with TSR modifier), 316,649 (157,791 TSR and 158,858 ROCE), and 337,770 (165,834 TSR and 171,936 ROCE) performance share awards, respectively. The weighted average grant date fair value per share of performance share awards granted was $54.29, $22.33, and $21.32 for the years ended August 31, 2022, 2021, and 2020, respectively.

94 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance-based awards activity for the year ended August 31, 2022 is as follows:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2021	873	$23.62
Granted	153	$54.29
Performance achievement(1)	61	$29.17
Vested	(263)	$28.66
Forfeited	(42)	$27.44
Outstanding as of August 31, 2022	782	28.16

(1)
Reflects the net number of awards achieved above target levels based on actual performance measured at the end of the performance period.

The total fair value of performance share awards which vested, based on the market closing price of the Company’s Class A common stock on the vesting date, was $14 million, $7 million, and $10 million for the years ended August 31, 2022, 2021, and 2020, respectively. As of August 31, 2022, total unrecognized compensation costs related to unvested performance share awards amounted to $10 million, which is expected to be recognized over a weighted average period of two years.

Deferred Stock Units (“DSUs”)

The Deferred Compensation Plan for Non-Employee Directors (“DSU Plan”) provides for the issuance of DSUs to non-employee directors to be granted under the DSU Plan. Each DSU gives the director the right to receive one share of Class A common stock at a future date. Immediately following the annual meeting of shareholders, each non-employee director receives DSUs which become fully vested on the day before the next annual meeting, subject to continued service on the Board. The compensation cost associated with the DSUs granted is recognized over the requisite service period of the awards.

The Company issues Class A common stock to a director pursuant to vested DSUs in a lump sum in January of the first year after the director ceases to be a director of the Company, subject to the right of the director to elect an installment payment program under the DSU Plan.

DSUs granted during the years ended August 31, 2022, 2021, and 2020 totaled 20,876 units, 28,042 units, and 41,592 units, respectively. The compensation cost associated with DSUs and the total value of shares vested during each of the years ended August 31, 2022, 2021, and 2020, as well as the unrecognized compensation cost as of August 31, 2022, were not material.

Note 15 - Income Taxes

Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2022	2021	2020
United States	$204,150	$195,037	$(5,649)
Foreign	12,526	12,952	3,710
Total	$216,676	$207,989	$(1,939)

95 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2022	2021	2020
Current:
Federal	$18,114	$27,244	$(15,778)
State	1,392	3,811	329
Foreign	39	(4)	519
Total current tax expense (benefit)	19,545	31,051	(14,930)
Deferred:
Federal	21,771	6,939	12,292
State	780	(547)	1,338
Foreign	2,501	492	1,466
Total deferred tax expense	25,052	6,884	15,096
Total income tax expense	$44,597	$37,935	$166

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of credits	1.6	1.4	(57.9)
Foreign income taxed at different rates	—	(0.5)	(11.6)
Valuation allowance on deferred tax assets	0.4	(1.0)	(24.5)
Federal rate change	—	0.4	71.9
Non-deductible officers’ compensation	2.5	1.2	(46.9)
Other non-deductible expenses	0.3	0.4	(66.0)
Noncontrolling interests	(0.3)	(0.5)	21.1
Research and development credits	(0.9)	(1.5)	99.3
Tax return to provision adjustment	(2.4)	—	89.2
Unrecognized tax benefits	1.2	0.9	(97.3)
Interest income	(0.1)	(0.1)	9.0
Excess tax benefit from stock-based compensation	(1.6)	(0.2)	3.0
Foreign derived intangible income	(1.0)	(2.5)	—
Other	(0.1)	(0.8)	(18.9)
Effective tax rate	20.6%	18.2%	(8.6)%

Effective Tax Rate

The Company’s effective tax rate from continuing operations for fiscal 2022 was an expense on pre-tax income of 20.6%, compared to 18.2% for fiscal 2021. The Company's effective tax rate from continuing operations for fiscal 2020 was an expense on pre-tax loss of 8.6%. The Company’s effective tax rate from continuing operations for fiscal 2022 approximated the U.S. federal statutory rate of 21%, reflecting primarily discrete tax benefits resulting from vesting of share-based awards during the fiscal year and other discrete items, as well as the benefit from the foreign derived intangible income ("FDII") deduction in fiscal 2022 and research and development credits, offset by the aggregate impact of state taxes and permanent differences from non-deductible expenses. The Company's effective tax rate from continuing operations for fiscal 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the benefit from the FDII deduction in fiscal 2021 and the impacts of research and development credits, release of the valuation allowance against Puerto Rico deferred tax assets, and other discrete items. The Company's effective tax rate from continuing operations for fiscal 2020 was lower than the U.S. federal statutory rate of 21%, and reflective of income tax expense on a pre-tax loss from continuing operations, primarily due to the partially offsetting impacts of individually immaterial permanent differences from non-deductible expenses and research and development credits, the effects of unrecognized tax benefits, and the aggregate impact of state taxes.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which included the introduction of a new 15% Corporate Alternative Minimum Tax ("CAMT"), as well as a 1% excise tax on corporate share repurchases. The Company does not meet the threshold to be subject to the CAMT, and there were no other impacts of the IRA to the Company in fiscal 2022.

96 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities comprised the following as of August 31 (in thousands):

	2022	2021
Deferred tax assets:
Operating lease liabilities	$17,901	$20,645
Amortizable goodwill and other intangibles	9,914	13,490
Employee benefit accruals	12,241	14,007
Net operating loss carryforwards	7,499	7,642
Environmental liabilities	9,742	10,508
Other contingencies	5,199	5,044
State credit carryforwards	7,212	7,216
Inventory valuation methods	2,749	2,129
Other	3,687	2,459
Valuation allowances	(15,342)	(14,522)
Total deferred tax assets	60,802	68,618
Deferred tax liabilities:
Accelerated depreciation and other basis differences	60,539	43,304
Operating lease right-of-use assets	17,353	19,895
Investment in operating partnerships	15,553	12,410
Prepaid expense acceleration and other	6,087	6,041
Total deferred tax liabilities	99,532	81,650
Net deferred tax liabilities	$(38,730)	$(13,032)

As of August 31, 2022, foreign operating loss carryforwards were $3.1 million, which expire if not used between 2033 and 2042. State credit carryforwards will expire if not used between 2022 and 2036.

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

Accounting for Uncertainty in Income Taxes

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2022	2021	2020
Unrecognized tax benefits, as of the beginning of the year	$8,320	$7,456	$5,410
Additions (reductions) for tax positions of prior years	1,055	(574)	1,368
Additions for tax positions of the current year	974	1,486	852
Reductions for lapse of statutes	(23)	(48)	(174)
Unrecognized tax benefits, as of the end of the year	$10,326	$8,320	$7,456

The Company does not anticipate any material changes to the reserve in the next 12 months. The recognized amount of tax-related penalties and interest was not material for each of the fiscal years presented in this report.

97 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2021 remain subject to examination under the statute of limitations.

Note 16 - Restructuring Charges and Other Exit-Related Activities

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

Note 17 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI shareholders for the years ended August 31 (in thousands):

	2022	2021	2020
Income (loss) from continuing operations	$172,079	$170,054	$(2,105)
Net income attributable to noncontrolling interests	(3,196)	(4,863)	(1,945)
Income (loss) from continuing operations attributable to SSI shareholders	168,883	165,191	(4,050)
Loss from discontinued operations, net of tax	(83)	(79)	(95)
Net income (loss) attributable to SSI shareholders	$168,800	$165,112	$(4,145)
Computation of shares:
Weighted average common shares outstanding, basic	28,084	27,982	27,672
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	1,445	1,211	—
Weighted average common shares outstanding, diluted	29,529	29,193	27,672

Common stock equivalent shares of 113,005 were considered antidilutive and were excluded from the calculation of diluted net income per share attributable to SSI shareholders for the year ended August 31, 2022. No common stock equivalent shares were considered antidilutive for the year ended August 31, 2021. Common stock equivalent shares of 629,223 were considered antidilutive and were excluded from the calculation of diluted net loss per share attributable to SSI shareholders for the year ended August 31, 2020.

Note 18 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $26 million, $20 million, and $11 million for the years ended August 31, 2022, 2021, and 2020, respectively.

98 / Schnitzer Steel Industries, Inc. Form 10-K 2022

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2022, 2021, and 2020

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Fiscal 2022
Allowance for credit losses	$1,566	$40	$(56)	$1,550
Deferred tax valuation allowance	$14,522	$2,326	$(1,506)	$15,342
Fiscal 2021
Allowance for doubtful accounts	$1,593	$—	$(27)	$1,566
Deferred tax valuation allowance	$16,933	$482	$(2,893)	$14,522
Fiscal 2020
Allowance for doubtful accounts	$1,569	$66	$(42)	$1,593
Deferred tax valuation allowance	$16,436	$1,293	$(796)	$16,933

99 / Schnitzer Steel Industries, Inc. Form 10-K 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of the acquired Columbus Recycling business, which the Company acquired on October 1, 2021, and the Encore Recycling business, which the Company acquired on April 29, 2022, from its evaluation of the effectiveness of our disclosure controls and procedures. Together, the Columbus Recycling and Encore Recycling businesses represented approximately 11% of consolidated total assets and 5% of consolidated total revenues as of and for the year ended August 31, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Not applicable.

100 / Schnitzer Steel Industries, Inc. Form 10-K 2022

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K, will be included under “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Information regarding executive officers is included in Part I, Item 1 “Business – Executive Officers of the Company” of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics

On November 5, 2021, the Board of Directors approved a revised Company’s Code of Conduct that is applicable to all of its directors and employees. This document is posted under the caption “Company – About Schnitzer – Ethics & Code of Conduct” on the Company’s internet website (www.schnitzersteel.com) and is available free of charge by calling the Company or submitting a request to ir@schn.com. The Company intends to satisfy its disclosure obligations with respect to any amendments to or waivers of the Code of Conduct for directors, executive officers or Senior Financial Officers by posting such information on its internet website set forth above rather than by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

101 / Schnitzer Steel Industries, Inc. Form 10-K 2022

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K
		PAGE
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56

	Consolidated Balance Sheets as of August 31, 2022 and 2021	59

	Consolidated Statements of Operations for each of the three years ended August 31, 2022, 2021 and 2020	60

	Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended August 31, 2022, 2021 and 2020	61

	Consolidated Statements of Equity for each of the three years ended August 31, 2022, 2021 and 2020	62

	Consolidated Statements of Cash Flows for each of the three years ended August 31, 2022, 2021 and 2020	64

	Notes to the Consolidated Financial Statements	66

2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts for each of the three years ended August 31, 2022, 2021 and 2020	99

	All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

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

102 / Schnitzer Steel Industries, Inc. Form 10-K 2022

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

10.8

Second Amendment, dated as of June 30, 2020, to Third Amended and Restated Credit Agreement dated as of April 6, 2016 among Schnitzer Steel Industries, Inc. as the US Borrower, and Schnitzer Steel Canada Ltd., as a Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, and incorporated herein by reference.

10.9

Third Amendment, dated as of August 22, 2022, to Third Amended and Restated Credit Agreement dated as of April 6, 2016 among Schnitzer Steel Industries, Inc. as the US Borrower, Schnitzer Steel Canada Ltd., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2022, and incorporated herein by reference.

*10.10	Amended Executive Annual Bonus Plan. Filed as Appendix A to the Registrant’s Annual Proxy Report on Form DEF 14A filed on December 17, 2014, and incorporated herein by reference.

*10.11

Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10.12

1993 Stock Incentive Plan of the Registrant as Amended and Restated on November 7, 2013. Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on December 18, 2013, and incorporated herein by reference.

*10.13

Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.14

Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended February 28,2022, and incorporated herein by reference.

*10.15

Summary Sheet for 2022 Non-Employee Director Compensation. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, and incorporated herein by reference.

*10.16

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

*10.20

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

103 / Schnitzer Steel Industries, Inc. Form 10-K 2022

*10.22

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

*10.29

Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted after fiscal 2020. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 and incorporated herein by reference.

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

*10.32

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2022. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021 and incorporated herein by reference.

*10.33

Fiscal 2021 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020 and incorporated herein by reference.

*10.34

Fiscal 2022 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021 and incorporated herein by reference.

*10.35	Schnitzer Steel Industries Deferred Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021 and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104 / Schnitzer Steel Industries, Inc. Form 10-K 2022

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

105 / Schnitzer Steel Industries, Inc. Form 10-K 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 24, 2022	By:	/s/ STEFANO R. GAGGINI
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 24, 2022 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	Chairman, President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ STEFANO R. GAGGINI	Senior Vice President and Chief Financial Officer
Stefano R. Gaggini

Principal Accounting Officer:

/s/ MARK SCHUESSLER	Vice President and Chief Accounting Officer
Mark Schuessler

Directors:

*WAYLAND R. HICKS	Director
Wayland R. Hicks

*RHONDA D. HUNTER	Director
Rhonda D. Hunter

*DAVID L. JAHNKE	Director
David L. Jahnke

*JUDITH A. JOHANSEN	Director
Judith A. Johansen

*GLENDA MINOR	Director
Glenda Minor

*LESLIE L. SHOEMAKER	Director
Leslie L. Shoemaker

*MICHAEL SUTHERLIN	Director
Michael Sutherlin

*By:	/s/ STEFANO R. GAGGINI
Attorney-in-fact, Stefano R. Gaggini

106 / Schnitzer Steel Industries, Inc. Form 10-K 2022