Form 10-Q
period 2022-11-30
SCHNITZER STEEL INDUSTRIES, INC.
filed 2023-01-05
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2022

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

The registrant had 27,165,180 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 3, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	November 30, 2022	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,539	$43,803
Accounts receivable, net of allowance for credit losses of $1,531 and $1,566	218,189	237,654
Inventories	345,198	315,189
Refundable income taxes	1,642	1,696
Prepaid expenses and other current assets	65,996	73,044
Total current assets	634,564	671,386
Property, plant and equipment, net of accumulated depreciation of $867,979 and $855,032	682,738	664,120
Operating lease right-of-use assets	117,806	122,413
Investments in joint ventures	11,246	12,841
Goodwill	270,349	255,198
Intangibles, net of accumulated amortization of $8,281 and $7,256	35,440	26,155
Deferred income taxes	23,105	24,598
Other assets	47,371	49,886
Total assets	$1,822,619	$1,826,597
Liabilities and Equity
Current liabilities:
Short-term borrowings	$6,379	$6,041
Accounts payable	185,170	217,689
Accrued payroll and related liabilities	30,581	59,702
Environmental liabilities	10,919	13,031
Operating lease liabilities	21,538	21,660
Accrued income taxes	4,190	3,856
Other accrued liabilities	50,230	59,594
Total current liabilities	309,007	381,573
Deferred income taxes	57,028	63,328
Long-term debt, net of current maturities	351,200	242,521
Environmental liabilities, net of current portion	55,066	55,469
Operating lease liabilities, net of current maturities	97,536	101,651
Other long-term liabilities	24,278	23,581
Total liabilities	894,115	868,123
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,165 and 26,747 shares issued and outstanding	27,165	26,747
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	18,582	22,975
Retained earnings	918,094	941,146
Accumulated other comprehensive loss	(39,302)	(37,089)
Total SSI shareholders’ equity	924,739	953,979
Noncontrolling interests	3,765	4,495
Total equity	928,504	958,474
Total liabilities and equity	$1,822,619	$1,826,597

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statement are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2022	2021
Revenues	$598,730	$798,118
Operating expense:
Cost of goods sold	550,011	683,244
Selling, general and administrative	64,228	55,267
(Income) from joint ventures	(790)	(236)
Restructuring charges and other exit-related activities	1,592	22
Operating (loss) income	(16,311)	59,821
Interest expense	(3,324)	(1,372)
Other loss, net	(3,884)	(47)
(Loss) income from continuing operations before income taxes	(23,519)	58,402
Income tax benefit (expense)	6,032	(11,097)
(Loss) income from continuing operations	(17,487)	47,305
Loss from discontinued operations, net of tax	(69)	(29)
Net (loss) income	(17,556)	47,276
Net income attributable to noncontrolling interests	(232)	(1,077)
Net (loss) income attributable to SSI shareholders	$(17,788)	$46,199

Net (loss) income per share attributable to SSI shareholders:
Basic:
(Loss) income per share from continuing operations	$(0.64)	$1.64
Net (loss) income per share	$(0.64)	$1.64
Diluted:
(Loss) income per share from continuing operations	$(0.64)	$1.55
Net (loss) income per share	$(0.64)	$1.55
Weighted average number of common shares:
Basic	27,723	28,159
Diluted	27,723	29,885

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2022	2021
Net (loss) income	$(17,556)	$47,276
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,246)	(1,115)
Pension obligations, net	33	390
Total other comprehensive loss, net of tax	(2,213)	(725)
Comprehensive (loss) income	(19,769)	46,551
Less comprehensive income attributable to noncontrolling interests	(232)	(1,077)
Comprehensive (loss) income attributable to SSI shareholders	$(20,001)	$45,474

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended November 30, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2021	27,332	$27,332	200	$200	$49,074	$793,712	$(34,554)	$835,764	$4,015	$839,779
Net income	—	—	—	—	—	46,199	—	46,199	1,077	47,276
Other comprehensive loss, net of tax	—	—	—	—	—	—	(725)	(725)	—	(725)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,026)	(1,026)
Issuance of restricted stock	470	470	—	—	(470)	—	—	—	—	—
Restricted stock withheld for taxes	(178)	(178)	—	—	(9,399)	—	—	(9,577)	—	(9,577)
Share-based compensation cost	—	—	—	—	4,436	—	—	4,436	—	4,436
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,407)	—	(5,407)	—	(5,407)
Balance as of November 30, 2021	27,624	$27,624	200	$200	$43,641	$834,504	$(35,279)	$870,690	$4,066	$874,756

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended November 30, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2022	26,747	$26,747	200	$200	$22,975	$941,146	$(37,089)	$953,979	$4,495	$958,474
Net (loss) income	—	—	—	—	—	(17,788)	—	(17,788)	232	(17,556)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,213)	(2,213)	—	(2,213)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(962)	(962)
Issuance of restricted stock	672	672	—	—	(672)	—	—	—	—	—
Restricted stock withheld for taxes	(254)	(254)	—	—	(6,553)	—	—	(6,807)	—	(6,807)
Share-based compensation cost	—	—	—	—	2,832	—	—	2,832	—	2,832
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,264)	—	(5,264)	—	(5,264)
Balance as of November 30, 2022	27,165	$27,165	200	$200	$18,582	$918,094	$(39,302)	$924,739	$3,765	$928,504

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(17,556)	$47,276
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Asset impairment charges	4,000	—
Exit-related asset impairments	143	—
Depreciation and amortization	21,451	17,220
Inventory write-downs	575	192
Deferred income taxes	(5,741)	11,227
Undistributed equity in earnings of joint ventures	(790)	(236)
Share-based compensation expense	2,816	4,392
Loss on disposal of assets, net	300	307
Unrealized foreign exchange loss (gain), net	141	(10)
Credit loss, net	(18)	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,925	(68,490)
Inventories	(27,846)	(45,581)
Income taxes	(293)	(59)
Prepaid expenses and other current assets	1,839	546
Other long-term assets	(1,212)	(488)
Operating lease assets and liabilities	313	(337)
Accounts payable	(18,692)	20,509
Accrued payroll and related liabilities	(28,902)	(38,642)
Other accrued liabilities	(8,709)	21,327
Environmental liabilities	(2,452)	(3,628)
Other long-term liabilities	1,556	210
Net cash used in operating activities	(62,152)	(34,269)
Cash flows from investing activities:
Capital expenditures	(47,520)	(39,719)
Acquisitions, net of acquired cash	(26,902)	(113,939)
Proceeds from insurance and sale of assets	2,219	10,643
Net cash used in investing activities	(72,203)	(143,015)
Cash flows from financing activities:
Borrowings from long-term debt	186,356	271,091
Repayment of long-term debt	(78,781)	(86,314)
Payment of debt issuance costs	(135)	—
Taxes paid related to net share settlement of share-based payment awards	(6,807)	(9,577)
Distributions to noncontrolling interests	(962)	(1,026)
Dividends paid	(5,540)	(5,568)
Net cash provided by financing activities	94,131	168,606
Effect of exchange rate changes on cash	(40)	(59)
Net decrease in cash and cash equivalents	(40,264)	(8,737)
Cash and cash equivalents as of beginning of period	43,803	27,818
Cash and cash equivalents as of end of period	$3,539	$19,081

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$2,703	$611
Income taxes (refunded), net	$(16)	$(80)
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$17,134	$12,417

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022. The results for the three months ended November 30, 2022 and 2021 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding checks in excess of funds on deposit of $52 million and $56 million as of November 30, 2022 and August 31, 2022, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $3 million for each of the three months ended November 30, 2022 and 2021.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $36 million and $43 million as of November 30, 2022 and August 31, 2022, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance, and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, capitalized implementation costs for cloud computing arrangements, cash held in a client trust account relating to a legal settlement, two equity investments, major spare parts and equipment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers. The receivable is recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible. Receivables from insurers totaled $27 million and $28 million as of November 30, 2022 and August 31, 2022, respectively. As of November 30, 2022, receivables from insurers comprised primarily $10 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $6 million relating to environmental claims, $6 million relating to third-party claims, and $4 million relating to workers’ compensation claims. As of August 31, 2022, receivables from insurers comprised primarily $10 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $7 million relating to environmental claims, $6 million relating to third-party claims, and $4 million relating to workers’ compensation claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of each of November 30, 2022 and August 31, 2022 also included approximately $7 million in connection with cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 5 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017, and in May 2022, the Company invested $5 million in the equity of an unrelated privately-held Canadian recycling technology entity. In August 2022, the privately-held U.S. waste and recycling entity merged with a publicly-traded U.S. entity. As a result of the merger, the Company's investment is held in equity units of a subsidiary of the publicly-traded entity, which equity units are not publicly traded but are exchangeable for shares of the publicly traded entity. The timing and magnitude of exchange is solely at the discretion of the publicly traded entity. The Company's influence over the operating and financial policies of each entity is not significant, and, thus, the investments are accounted for under the guidance for investments in equity securities. The equity investments do not have readily determinable fair values and, therefore, are carried at cost and adjusted for impairments and observable price changes. In the first quarter of fiscal 2023, the Company identified an impairment indicator for its investment in the U.S. waste and recycling entity and, based on its fair value measurement incorporating observable trading prices of the publicly-traded entity and unobservable inputs, recognized a $4 million impairment in other loss, net on the Unaudited Condensed Consolidated Statement of Operations. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of its investment in the Canadian recycling technology entity since its acquisition. Both investments are reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. As of November 30, 2022 and August 31, 2022, the aggregate carrying value of the investments was $7 million and $11 million, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. As a result of the fire, the rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The Company experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase, which was substantially completed during the second quarter of fiscal 2022. The Company filed initial insurance claims for the physical loss and damage experienced at the mill’s melt shop and business income losses resulting from the matter. As of August 31, 2021, prepaid expenses and other current assets included an initial $10 million insurance receivable recognized in fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that had been incurred by the Company as of August 31, 2021. In fiscal 2022, the Company increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain within cost of goods sold, $3 million of which was recognized in the first quarter of fiscal 2022 and included within the Unaudited Condensed Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during fiscal 2022, the Company received advance payments from insurers totaling approximately $30 million towards the Company’s claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2022 and August 31, 2022.

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, the Company installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The Company filed initial insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. In fiscal 2022, after the fire, the Company recognized an aggregate $17 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets and cost of goods sold, respectively, reflecting recovery of costs including impairment charges of $7 million related to the carrying value of plant and equipment assets lost in or damaged by the fire and initial capital purchases, non-capitalizable repair and replacement costs, and other applicable losses totaling $10 million that had been incurred by the Company as of August 31, 2022. Also, during fiscal 2022, the Company received advance payments from insurers totaling approximately $7 million towards the Company's claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $10 million as of November 30, 2022 and August 31, 2022.

Investments in Joint Ventures

As of August 31, 2022, the Company had two 50%-owned joint venture interests which were accounted for under the equity method of accounting. On November 7, 2022, the Company sold its ownership interest in one of the 50%-owned joint ventures for approximately $2 million. No gain or loss was recognized as a result of the sale.

Business Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred. See Note 3 - Business Acquisitions for further detail.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of November 30, 2022. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures.

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2022	August 31, 2022
Processed and unprocessed scrap metal	$203,432	$166,368
Semi-finished goods	12,706	20,009
Finished goods	69,848	72,625
Supplies	59,212	56,187
Inventories	$345,198	$315,189

Note 3 - Business Acquisitions

Fiscal 2023 Business Acquisition

On November 18, 2022, the Company used cash on hand and borrowings under existing credit facilities to acquire the operating assets of ScrapSource, a recycling services company that provides solutions for industrial companies that generate scrap metal from their manufacturing process. The acquired business expands the Company's national recycling services operations, giving rise to expected benefits supporting the amount of acquired goodwill. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in Accounting Standards Codification Topic 805, Business Combinations, and summarized in “Business Acquisitions” in Note 1 - Summary of Significant Accounting Policies. The total purchase consideration was approximately $25 million. As of the date of this report, measurement of the fair values of assets acquired and liabilities assumed is still preliminary and subject to change based on the completion of valuation procedures.

The following table summarizes the provisional fair values of assets acquired and liabilities assumed by the Company as of the November 18, 2022 acquisition date (in thousands):

Operating lease right-of-use assets	$466
Goodwill(1)	14,759
Other intangible assets(2)	10,310
Total assets acquired	25,535
Operating lease liability	466
Total liabilities assumed	466
Net assets acquired	$25,069

(1)
All of the provisional amount of acquired goodwill is tax deductible.
(2)
Acquired other intangible assets comprise supplier relationships, customer relationships, and non-compete agreements with estimated useful lives of 5 to 6 years.

The results of operations for the acquired ScrapSource business beginning as of the November 18, 2022 acquisition date are included in the accompanying financial statements. For the three months ended November 30, 2022, the revenues and net income contributed by the acquired ScrapSource business and reported in the Unaudited Condensed Consolidated Statements of Operations were not material to the financial statements taken as a whole.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2022 Business Acquisitions

On October 1, 2021, the Company completed the acquisition of eight metals recycling facilities across Mississippi, Tennessee, and Kentucky from Columbus Recycling, a provider of recycled ferrous and nonferrous metal products and recycling services. The total purchase consideration of $117 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the date of the acquisition. The $65 million excess of the total purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill. The results of operations for the acquired Columbus Recycling business beginning as of the October 1, 2021 acquisition date are included in the accompanying financial statements.

On April 29, 2022, the Company completed the acquisition of two recycling facilities in the greater Atlanta, Georgia metropolitan area, including a metal shredding operation and recycled auto-parts center, from the previous owners of Encore Recycling. The total purchase consideration of $64 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the date of the acquisition. The $21 million excess of the total purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill. The results of operations for the acquired Encore Recycling business beginning as of the April 29, 2022 acquisition date are included in the accompanying financial statements.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the effect on the consolidated financial results of the Company of the Columbus Recycling and Encore Recycling businesses acquired during fiscal 2022 as though the businesses had been acquired as of the beginning of fiscal 2021 (in thousands):

Three Months Ended November 30,
2021
Revenues	$840,500
Net income	$53,000
Net income attributable to SSI shareholders	$51,500

There are no individually material, nonrecurring pro forma adjustments directly attributable to the business combinations included in these pro forma revenues and earnings.

For each of the three months ended November 30, 2022 and 2021, the unaudited pro forma amounts of revenues and net income of the acquired ScrapSource business were not material to the financial statements taken as a whole and, therefore, are not included in the unaudited pro forma information presented above.

The information included in the unaudited pro forma amounts is derived from historical information obtained from the sellers of the businesses. These unaudited pro forma results are not necessarily indicative of what actual results would have been had these acquisitions occurred as of the beginning of fiscal 2021. In addition, the unaudited pro forma results are not intended to be a projection of future results and do not reflect any synergies that may be achieved from combining operations.

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first three months of fiscal 2023 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results. The Company most recently performed the quantitative impairment test for goodwill carried by two of its reporting units, consisting of a regional metals recycling operation and its network of auto parts stores, as of July 1, 2022. For the metals recycling and autos reporting units subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 32% and 44%, respectively, as of July 1, 2022.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The determination of fair value of the reporting units used to perform the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact management's assumptions used to estimate the reporting units’ fair value. Although the Company believes the assumptions used in testing its reporting units’ goodwill for impairment are reasonable, a lack of recovery or further deterioration in market conditions from current levels, a trend of weaker than anticipated financial performance for the reporting units with allocated goodwill, a decline in the Company's share price from current levels for a sustained period of time, or an increase in the weighted average cost of capital, among other factors, could significantly impact the Company's impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on its financial condition and results of operations.

The gross change in the carrying amount of goodwill for the three months ended November 30, 2022 was as follows (in thousands):

Goodwill
August 31, 2022	$255,198
Additions(1)	14,759
Measurement period adjustments(2)	805
Foreign currency translation adjustment	(413)
November 30, 2022	$270,349

(1)
Additions to goodwill relate entirely to the ScrapSource business acquired on November 18, 2022. See Note 3 - Business Acquisitions.
(2)
Measurement period adjustments relate to the acquired Encore Recycling business.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2022 were as follows (in thousands):

Balance as of September 1, 2022	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2022	Short-Term	Long-Term
$68,500	$920	$(3,435)	$65,985	$10,919	$55,066

As of November 30, 2022 and August 31, 2022, the Company had environmental liabilities of $66 million and $69 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

In December 2017, the Company and three other PRPs entered into an Administrative Settlement Agreement and Order on Consent with the EPA to perform such pre-remedial design investigation and baseline sampling over a two-year period. The report analyzing the results concluded that Portland Harbor conditions have improved substantially since the data forming the basis of the ROD was collected. The EPA found with a few limited corrections that the new baseline data is of suitable quality and stated that such data will be used, in addition to existing and forthcoming design-level data, to inform implementation of the ROD. However, the EPA did not agree that the data or the analysis warranted a change to the remedy at this time and reaffirmed its commitment to proceed with remedial design. The Company and other PRPs disagree with the EPA’s position on use of the more recent data and will continue to pursue limited, but critical, changes to the selected remedy for Portland Harbor during the remedial design phase.

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. As of November 30, 2022 and August 31, 2022, the Company had $3 million in environmental reserves related to this matter. The Company has insurance policies and a Qualified Settlement Fund (“QSF”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSF below in this Note. As of both November 30, 2022 and August 31, 2022, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of November 30, 2022 and August 31, 2022, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

The Company’s environmental liabilities as of each of November 30, 2022 and August 31, 2022 included $6 million relating to the Portland Harbor matters described above.

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

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remedial design, remedial action, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated the settlement with certain insurers of claims against them related to Portland Harbor, continue to seek settlements with other insurers, and formed a QSF which became operative in fiscal 2020 to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSF may not cover all of the costs which the Company may incur. The QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two parties unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of the VIE that most significantly impact its economic performance. The Company’s appointee to co-manage the VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage the VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. In addition, pursuant to its insurance policies, the Company is being reimbursed for the costs it incurs for required source control evaluation and remediation work. As of each of November 30, 2022 and August 31, 2022, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of November 30, 2022 and August 31, 2022, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of each of November 30, 2022 and August 31, 2022, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of November 30, 2022 and August 31, 2022 included $7 million and $8 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In the first quarter of fiscal 2023, the Company accrued an incremental $1 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company’s loss contingencies as of each of November 30, 2022 and August 31, 2022 included $7 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval, and implementation of the remediation action plan.

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

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended November 30, 2022			Three Months Ended November 30, 2021
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,679)	$(2,410)	$(37,089)	$(31,609)	$(2,945)	$(34,554)
Other comprehensive (loss) income before reclassifications	(2,246)	(34)	(2,280)	(1,115)	451	(664)
Income tax benefit (expense)	—	8	8	—	(101)	(101)
Other comprehensive (loss) income before reclassifications, net of tax	(2,246)	(26)	(2,272)	(1,115)	350	(765)
Amounts reclassified from accumulated other comprehensive loss	—	76	76	—	52	52
Income tax benefit	—	(17)	(17)	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	59	59	—	40	40
Net periodic other comprehensive (loss) income	(2,246)	33	(2,213)	(1,115)	390	(725)
Balances - November 30 (End of period)	$(36,925)	$(2,377)	$(39,302)	$(32,724)	$(2,555)	$(35,279)

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended November 30,
	2022	2021
Major product information:
Ferrous revenues	$261,729	$465,856
Nonferrous revenues	177,675	194,429
Steel revenues(1)	124,515	103,238
Retail and other revenues	34,811	34,595
Total revenues	$598,730	$798,118
Revenues based on sales destination:
Foreign	$272,684	$471,173
Domestic	326,046	326,945
Total revenues	$598,730	$798,118

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of November 30, 2022 and August 31, 2022, receivables from contracts with customers, net of an allowance for credit losses, totaled $212 million and $230 million, respectively, representing 97% of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $6 million and $8 million as of November 30, 2022 and August 31, 2022, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

Note 8 - Share-Based Compensation

In the first quarter of fiscal 2023, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors granted 213,080 restricted stock units (“RSUs”) and 211,046 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan.

The RSUs have a five-year term and vest 20% per year commencing October 31, 2023. The aggregate fair value of all the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the awards is the longer of two years or the period ending on the date retirement eligibility is achieved.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The performance share awards comprise two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in the first quarter of fiscal 2023, the performance metrics are the Company’s recycled metal volume growth and its return on capital employed (“ROCE”). Award share payouts depend on the extent to which the performance goals have been achieved, which performance-based payout factors are adjusted by a total shareholder return (“TSR”) modifier based on the Company’s average TSR percentile rank relative to a designated peer group. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by an initial payout factor based on recycled metal volume growth and ROCE, which ranges from a threshold of 50% to a maximum of 200%. The final payout factor is then determined by applying the TSR modifier to the initial payout factor within a certain range, with a maximum increase or decrease of 20%.

Half of the performance share awards granted by the Company during the first quarter of fiscal 2023 were based on the Company's recycled metal volume growth metric and half were based on its ROCE metric, in each case subject to a TSR modifier with performance measured over a three-year period consisting of the Company’s 2023, 2024, and 2025 fiscal years. The Company estimated the fair value of performance share awards granted in the first quarter of fiscal 2023 using a Monte-Carlo simulation model utilizing several key assumptions, including the following:

Percentage
Expected share price volatility (SSI)	56.1%
Expected share price volatility (Peer group)	60.5%
Expected correlation to peer group companies	48.1%
Risk-free rate of return	4.16%

The estimated aggregate fair value of these performance share awards at the date of grant was $7 million. The Company accrues compensation cost for these performance share awards based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded irrespective of the TSR modifier, the effects of which are incorporated in the grant-date fair value of the awards. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed. Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2025.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2023 was a benefit on pre-tax loss of 25.6% compared to an expense on pre-tax income of 19.0% for the comparable prior year period. The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2023 was higher than the U.S. federal statutory rate of 21% primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, as well as the impact of permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results. For the first quarter of fiscal 2022, the Company's effective tax rate from continuing operations was lower than the U.S. federal statutory rate of 21% primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, which more than offsets the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2022 remain subject to examination under the statute of limitations.

Note 10 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net (loss) income per share attributable to SSI shareholders (in thousands):

	Three Months Ended November 30,
	2022	2021
(Loss) income from continuing operations	$(17,487)	$47,305
Net income attributable to noncontrolling interests	(232)	(1,077)
(Loss) income from continuing operations attributable to SSI shareholders	$(17,719)	$46,228
Loss from discontinued operations, net of tax	(69)	(29)
Net (loss) income attributable to SSI shareholders	$(17,788)	$46,199
Computation of shares:
Weighted average common shares outstanding, basic	27,723	28,159
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	—	1,726
Weighted average common shares outstanding, diluted	27,723	29,885

Common stock equivalent shares of 1,084,867 and 89,068 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share for the three months ended November 30, 2022 and 2021, respectively.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $6 million for the three months ended November, 2022 and 2021, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three months ended November 30, 2022 and 2021. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2022, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

We operate seven deepwater port locations, six of which are equipped with large-scale shredders. Our deepwater port facilities on both the East and West Coasts of the U.S. (in Everett, Massachusetts; Providence, Rhode Island; Oakland, California; Tacoma, Washington; and Portland, Oregon) and access to public deepwater port facilities (in Kapolei, Hawaii and Salinas, Puerto Rico) allow us to ship bulk cargoes of processed recycled ferrous metal to steel manufacturers located in Europe, Africa, the Middle East, Asia, North America, Central America, and South America. Our exports of nonferrous recycled metal are shipped in containers through various public docks to specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, wholesalers, and other recycled metal processors globally. We also transport both ferrous and nonferrous metals by truck, rail, and barge in order to transfer scrap metal between our facilities for further processing, to load shipments at our export facilities, and to meet regional domestic demand.

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

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, our steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. We experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. We have insurance that we believe is fully applicable to the losses and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. As of August 31, 2021, prepaid expenses and other current assets included an initial $10 million insurance receivable recognized in fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that we had incurred as of August 31, 2021. In fiscal 2022, we increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain within cost of goods sold, $3 million of which was recognized in the first quarter of fiscal 2022 and included within the Unaudited Condensed Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during fiscal 2022, we received advance payments from insurers totaling approximately $30 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2022 and August 31, 2022. These amounts do not reflect potential additional recoveries of business income losses resulting from this matter that may be recognized in the future when settlements of the business interruption claims are resolved.

SCHNITZER STEEL INDUSTRIES, INC.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. For example, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for us to resume shredding operations on November 11, 2022 and continue shredding operations while the repair and replacement of the shredder enclosure building is completed. Non-shredding operations at the facility continued during this period. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and have filed initial insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. In fiscal 2022, after the fire, we recognized an aggregate $17 million insurance receivable and related insurance recovery gain, reported within prepaid expenses and other current assets and within cost of goods sold, respectively, reflecting recovery of applicable losses including impairment charges of $7 million related to the carrying value of plant and equipment assets damaged by the fire and initial capital purchases and other costs totaling $10 million that we had incurred as of August 31, 2022. Also during fiscal 2022, we received advance payments from insurers totaling approximately $7 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $10 million as of November 30, 2022 and August, 31 2022. These amounts do not reflect potential additional recoveries of costs for the repair and replacement of property that experienced physical loss or damage or of business income losses resulting from this matter that may be recognized in the future when settlements of the claims are resolved.

Coronavirus Disease 2019 (“COVID-19”)

We continue to monitor the impact of COVID-19 on all aspects of our business. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved beginning in fiscal 2021 and continued to improve through most of fiscal 2022. However, there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges, and increases in costs for certain goods and services including due to the impact of inflation, which have negatively impacted our sales volumes, operating costs, and financial results to varying degrees. The ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position in the future.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net (loss) income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, asset impairment charges, restructuring charges and other exit-related activities, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, and other items which are not related to underlying business operational performance.

SCHNITZER STEEL INDUSTRIES, INC.

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

SCHNITZER STEEL INDUSTRIES, INC.

Financial Highlights of Results of Operations for the First Quarter of Fiscal 2023

•
Diluted loss per share from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2023 was $(0.64), compared to earnings per share of $1.55 in the prior year quarter.
•
Adjusted diluted loss per share from continuing operations attributable to SSI shareholders in the first quarter of fiscal 2023 was ($0.44), compared to adjusted diluted earnings per share of $1.58 in the prior year quarter.
•
Net loss in the first quarter of fiscal 2023 was $18 million, compared to net income of $47 million in the prior year quarter.
•
Adjusted EBITDA in the first quarter of fiscal 2023 was $8 million, compared to $78 million in the prior year quarter.

Market conditions for recycled metals were weaker in the first quarter of fiscal 2023 compared to the prior year quarter, leading to significantly lower average net selling prices for our ferrous and nonferrous products and a significant compression in metal spreads. In the first quarter of fiscal 2023, the average net selling prices for our ferrous and nonferrous products decreased by 24% and 14%, respectively, and ferrous sales volumes decreased by 26%, compared to the prior year quarter. The reduction in ferrous sales volumes was primarily due to disruptions related to an extended shredder outage at our Everett metals recycling facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved by mid-November, tight supply flows in the lower price environment, and the delay of several bulk shipments to December 2022, partially offset by the impact on our quarterly sales volumes of business acquisitions completed during the first and third quarters of fiscal 2022. Market conditions for our finished steel products were robust in the first quarter of fiscal 2023, with finished steel average selling prices increasing 4% compared to the prior year quarter which contributed to expanded metal spreads, while finished steel sales volumes increased 19%, in part due to the impact on the prior year quarterly volumes of the ramp up of steel mill operations following the May 2021 fire. Our results in the first quarter of fiscal 2023 also reflected an unfavorable impact from average inventory accounting compared to a favorable impact in the prior year quarter, lower year-over-year platinum group metals (PGM) prices, an impairment charge related to an equity investment, and the impact of inflation. We achieved a benefit of approximately $14 million from productivity and cost reduction initiatives, including from measures announced in October 2022 and implemented during the first quarter of fiscal 2023, which helped to partially offset the effects of inflationary pressure on operating costs.

Selling, general, and administrative (“SG&A”) expense in the first quarter of fiscal 2023 increased by 16% compared to the prior year quarter primarily due to higher employee-related, professional services, and travel expenses, partially from higher costs resulting from our acquisitions and other growth-related initiatives, increased legacy environmental charges, and the impact of inflation.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first three months of fiscal 2023, net cash used in operating activities was $62 million, in part reflecting an increase in net working capital due to higher inventories as a result of the delay of several bulk shipments to December 2022, compared to $34 million in the prior year comparable period.
•
Debt was $358 million as of November 30, 2022, compared to $249 million as of August 31, 2022, as a result of increased borrowings from our credit facilities primarily to fund higher net working capital needs, capital expenditures, and the acquisition of the ScrapSource business.
•
Debt, net of cash, was $354 million as of November 30, 2022, compared to $205 million as of August 31, 2022.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended November 30,
($ in thousands, except for prices and per share amounts)	2022	2021	%
Ferrous revenues	$261,729	$465,856	(44)%
Nonferrous revenues	177,675	194,429	(9)%
Steel revenues(1)	124,515	103,238	21%
Retail and other revenues	34,811	34,595	1%
Total revenues	598,730	798,118	(25)%
Cost of goods sold	550,011	683,244	(20)%
Gross margin (total revenues less cost of goods sold)	$48,719	$114,874	(58)%
Gross margin (%)	8.1%	14.4%	(44)%
Selling, general and administrative expense	$64,228	$55,267	16%
Diluted (loss) earnings per share from continuing operations attributable to SSI shareholders:
Reported	$(0.64)	$1.55	NM
Adjusted(2)	$(0.44)	$1.58	NM
Net (loss) income	$(17,556)	$47,276	NM
Adjusted EBITDA(2)	$8,362	$78,086	(89)%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$313	$431	(27)%
Foreign	$356	$450	(21)%
Average	$340	$446	(24)%
Ferrous volumes (LT, in thousands):
Domestic(4)	432	430	(—)%
Foreign	418	718	(42)%
Total ferrous volumes (LT, in thousands)(4)(8)	851	1,148	(26)%
Average nonferrous sales price ($/pound)(3)(5)	$0.90	$1.05	(14)%
Nonferrous volumes (pounds, in thousands)(4)(5)	162,720	153,227	6%
Finished steel average sales price ($/ST)(3)	$1,015	$979	4%
Finished steel sales volumes (ST, in thousands)	118	99	19%
Cars purchased (in thousands)(6)	69	80	(14)%
Number of auto parts stores at period end	51	50	2%
Rolling mill utilization(7)	81%	78%	4%

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
(8)
May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in the first quarter of fiscal 2023 decreased by 25% compared to the prior year quarter primarily due to significantly lower average net selling prices for our ferrous and nonferrous products driven by weaker market conditions for recycled metals globally. In the first quarter of fiscal 2023, the average net selling prices for our ferrous and nonferrous products decreased by 24% and 14%, respectively, compared to the prior year quarter. Ferrous sales volumes in the first quarter of fiscal 2023 decreased by 26% compared to the prior year quarter primarily due to extended operational disruptions at our Everett and Oakland metals recycling facilities that were resolved by mid-November, tight supply flows in the lower price environment, and the delay of several bulk shipments to December 2022, partially offset by the impact on our quarterly sales volumes of our fiscal 2022 business acquisitions. Our ferrous and nonferrous sales volumes in the first quarter of fiscal 2023 included additional volumes arising from the Columbus Recycling business acquired on October 1, 2021, and the Encore Recycling business acquired on April 29, 2022. Market conditions for our finished steel products were robust in the first quarter of fiscal 2023, with finished steel average selling prices increasing 4% compared to the prior year quarter, while finished steel sales volumes increased 19%, in part due to the impact on the prior year quarterly volumes of the ramp up of steel mill operations following the May 2021 fire.

Operating Performance

Net loss in the first quarter of fiscal 2023 was $18 million, compared to net income of $47 million in the prior year quarter. Adjusted EBITDA in the first quarter of fiscal 2023 was $8 million, compared to $78 million in the prior year quarter. The lower price environment for recycled metals, as well as significantly decreased ferrous sales volumes primarily due to the extended operational disruptions, tight supply flows, and several bulk shipment delays, had a significant adverse impact on our operating margins and overall operating results in the first quarter of fiscal 2023. Ferrous metal spreads in the first quarter of fiscal 2023 decreased by approximately 20%, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, decreased by approximately 10%, compared to the prior year quarter. Finished steel metal spreads and sales volumes were significantly higher in the first quarter of fiscal 2023, benefiting operating results compared to the prior year quarter. Our results in the first quarter of fiscal 2023 also reflected an unfavorable impact from average inventory accounting compared to a favorable impact in the prior year quarter, lower year-over-year PGM prices, an impairment charge related to an equity investment, and the impact of inflation.

SG&A expense in the first quarter of fiscal 2023 increased by 16% compared to the prior year quarter primarily due to higher employee-related, professional services, and travel expenses, partially resulting from our acquisitions and other growth-related initiatives, increased legacy environmental charges, and the impact of inflation. These higher expenses in the first quarter of fiscal 2023 were partially offset by benefits from productivity and cost reduction initiatives when compared to the prior year quarter.

In October 2022, we announced and began implementing productivity and cost reduction initiatives with a targeted annual benefit of approximately $40 million, the vast majority of which is expected to be achieved in fiscal 2023. In addition, in January 2023, we announced incremental initiatives aiming to reduce SG&A costs by approximately $20 million annually, of which approximately two-thirds is expected to be achieved in fiscal 2023. These initiatives aim to improve profitability through a combination of increased yields, efficiencies in processing, procurement, and pricing, and reduced costs including from headcount reductions, decreased lease costs, professional and outside services, and implementation of operational efficiencies. In the first quarter of fiscal 2023, we achieved a benefit from these initiatives, and others implemented during fiscal 2022, of approximately $14 million, which helped to partially offset the effects of inflationary pressure on operating costs.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Income Tax

The effective tax rate from continuing operations for the first quarter of fiscal 2023 was a benefit on pre-tax loss of 25.6% compared to an expense on pre-tax income of 19.0% for the comparable prior year quarter. Our effective tax rate from continuing operations for the first quarter of fiscal 2023 was higher than the U.S. federal statutory rate of 21% primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, as well as the impact of permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results. For the first quarter of fiscal 2022, the effective tax rate from continuing operations was lower than the U.S. federal statutory rate primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, which more than offset the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

SCHNITZER STEEL INDUSTRIES, INC.

Sources and Uses of Cash

We had cash balances of $4 million and $44 million as of November 30, 2022 and August 31, 2022, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2022, debt was $358 million compared to $249 million as of August 31, 2022, and debt, net of cash, was $354 million as of November 30, 2022, compared to $205 million as of August 31, 2022, which increases were primarily due to increased borrowings from our credit facilities to fund higher net working capital needs, capital expenditures, and the acquisition of the ScrapSource business on November 18, 2022. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash used in operating activities in the first three months of fiscal 2023 was $62 million, compared to $34 million in the first three months of fiscal 2022.

Uses of cash in the first three months of fiscal 2023 included a $29 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation previously accrued under our fiscal 2022 plans, a $28 million increase in inventory primarily due to the delay of several bulk shipments to December 2022, and a $19 million decrease in accounts payable due to the timing of purchases and payments. Sources of cash in the first three months of fiscal 2023 included a $17 million decrease in accounts receivable primarily due to a decrease in selling prices for recycled metals and the timing of sales and collections.

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

Investing Activities

Net cash used in investing activities was $72 million in the first three months of fiscal 2023, compared to $143 million in the first three months of fiscal 2022.

Cash used in investing activities in the first three months of fiscal 2023 included $25 million paid to acquire the assets of the ScrapSource business on November 18, 2022. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. See Note 3 - Business Acquisitions in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail. Cash used in investing activities also included capital expenditures of $48 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $40 million in the prior year period.

Cash used in investing activities in the first three months of fiscal 2022 included $114 million paid to acquire the assets of the Columbus Recycling business on October 1, 2021. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. See Note 3 - Business Acquisitions in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail. Cash flows from investing activities in the first three months of fiscal 2022 also included proceeds of $10 million representing the portion of advance payments from insurance carriers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the May 2021 steel mill fire.

Financing Activities

Net cash provided by financing activities in the first three months of fiscal 2023 was $94 million, compared to $169 million in the first three months of fiscal 2022.

SCHNITZER STEEL INDUSTRIES, INC.

Cash flows from financing activities in the first three months of fiscal 2023 included $108 million in net borrowings of debt, compared to $185 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three months of fiscal 2023 and 2022 included $7 million and $10 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $6 million in each period for the payment of dividends.

Debt

Our senior secured revolving credit facilities, which provide for revolving loans of $800 million and C$15 million, mature in August 2027 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the credit agreement are based, at our option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Canadian Dollar Offered Rate, "CDOR" for C$ loans), plus a spread of between 1.25% and 2.00%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.25% and 1.00% based on a pricing grid tied to our consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.30% based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA.

Under the credit agreement, we may establish one or more key performance indicators (“KPIs”) to measure our performance with respect to certain of our environmental, social and governance targets. Subject to the terms and conditions of the credit agreement, we may propose to amend the credit agreement to modify (i) the pricing spread and (ii) the commitment fee rate. Such modifications would be tied to our performance against the KPIs and would allow for (i) the pricing spread to be increased or decreased by no more than (a) 0.025% per KPI and (b) 0.05% for all KPIs, and (ii) the commitment fee rate to be increased or decreased by no more than 0.005% for all KPIs. Such adjustments would be determined on an annual basis and would not be cumulative.

We had borrowings outstanding under our credit facilities of $338 million as of November 30, 2022 and $230 million as of August 31, 2022. The weighted average interest rate on amounts outstanding under our credit facilities was 5.34% and 3.65% as of November 30, 2022 and August 31, 2022, respectively.

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

As of November 30, 2022, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 5.02 to 1.00 as of November 30, 2022. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.28 to 1.00 as of November 30, 2022.

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

Other debt obligations, which totaled $13 million as of each of November 30, 2022 and August 31, 2022, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $48 million for the first three months of fiscal 2023, compared to $40 million for the prior year period. Capital expenditures in the first three months of fiscal 2023 included approximately $10 million for investments in growth. We currently plan to invest in the range of $130 million to $140 million in capital expenditures in fiscal 2023, which range excludes capital expenditures associated with the ongoing repair and replacement of the shredder enclosure building damaged by the fire at our Everett facility, as these expenditures are expected to be substantially recovered through insurance. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment and infrastructure and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions, including those created directly or indirectly by the COVID-19 pandemic, have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $6 million in capital expenditures for environmental projects in the first three months of fiscal 2023, and we currently plan to invest in the range of $40 million to $50 million for such projects in fiscal 2023. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

We have been identified by the United States Environmental Protection Agency as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“Portland Harbor”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. We have insurance policies and a Qualified Settlement Fund (“QSF”) that we believe will provide reimbursement for costs we incur for defense, remediation, and mitigation for natural resource damages claims in connection with Portland Harbor, although there are no assurances that those policies and the QSF will cover all of the costs which we may incur. Significant cash outflows in the future related to Portland Harbor, as well as related to other legacy environmental loss contingencies, could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

SCHNITZER STEEL INDUSTRIES, INC.

Dividends

On October 24, 2022, our Board of Directors declared a dividend for the first quarter of fiscal 2023 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 29, 2022.

Share Repurchase Program

As of November 30, 2022, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the first quarter of fiscal 2023 or 2022.

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

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2022, we had $8 million outstanding under these arrangements.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2022.

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

The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2022	August 31, 2022
Short-term borrowings	$6,379	$6,041
Long-term debt, net of current maturities	351,200	242,521
Total debt	357,579	248,562
Less cash and cash equivalents	3,539	43,803
Total debt, net of cash	$354,040	$204,759

SCHNITZER STEEL INDUSTRIES, INC.

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2022	2021
Borrowings from long-term debt	$186,356	$271,091
Repayments of long-term debt	(78,781)	(86,314)
Net borrowings (repayments) of debt	$107,575	$184,777

SCHNITZER STEEL INDUSTRIES, INC.

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted (loss) income from continuing operations attributable to SSI shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for asset impairment charges, restructuring charges and other exit-related activities, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net (loss) income to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended November 30,
	2022	2021
Reconciliation of adjusted EBITDA:
Net (loss) income	$(17,556)	$47,276
Loss from discontinued operations, net of tax	69	29
Interest expense	3,324	1,372
Income tax (benefit) expense	(6,032)	11,097
Depreciation and amortization	21,451	17,220
Asset impairment charges(1)	4,000	—
Restructuring charges and other exit-related activities	1,592	22
Charges for legacy environmental matters, net(2)	1,279	456
Business development costs	235	614
Adjusted EBITDA	$8,362	$78,086

Selling, general and administrative expense:
As reported	$64,228	$55,267
Charges for legacy environmental matters, net(2)	(1,279)	(456)
Business development costs	(235)	(614)
Adjusted	$62,714	$54,197

(1)
For the first quarter of fiscal 2023, asset impairment charges included $4 million reported within "Other loss, net" on the Unaudited Condensed Consolidated Statement of Operations.
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

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted net (loss) income from continuing operations attributable to SSI shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended November 30,
	2022	2021
(Loss) income from continuing operations attributable to SSI shareholders:
As reported	$(17,719)	$46,228
Asset impairment charges(1)	4,000	—
Restructuring charges and other exit-related activities	1,592	22
Charges for legacy environmental matters, net(2)	1,279	456
Business development costs	235	614
Income tax benefit allocated to adjustments(3)	(1,714)	(249)
Adjusted	$(12,327)	$47,071

Diluted (loss) earnings per share from continuing operations attributable to SSI shareholders:
As reported	$(0.64)	$1.55
Asset impairment charges, per share(1)	0.14	—
Restructuring charges and other exit-related activities, per share	0.06	—
Charges for legacy environmental matters, net, per share(2)	0.05	0.02
Business development costs, per share	0.01	0.02
Income tax benefit allocated to adjustments, per share(3)	(0.06)	(0.01)
Adjusted	$(0.44)	$1.58

(1)
For the first quarter of fiscal 2023, asset impairment charges included $4 million ($0.14 per share) reported within "Other loss, net" on the Unaudited Condensed Consolidated Statement of Operations.
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
(3)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted (loss) income from continuing operations attributable to SSI shareholders and diluted (loss) earnings per share from continuing operations attributable to SSI shareholders is determined based on a tax provision calculated with and without the adjustments.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of November 30, 2022.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2022.

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

As of November 30, 2022 and August 31, 2022, 34% and 24%, respectively, of our accounts receivable balance was covered by letters of credit. Of the remaining balance, 94% and 99% was less than 60 days past due as of November 30, 2022 and August 31, 2022, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of November 30, 2022 and August 31, 2022, we did not have any derivative contracts.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of the acquired Encore Recycling business, which we acquired on April 29, 2022, and the ScrapSource business, which we acquired on November 18, 2022, from its evaluation of the effectiveness of our disclosure controls and procedures. Together, the Encore Recycling and ScrapSource businesses represented approximately 5% of our consolidated total assets and 3% of our consolidated total revenues as of and for the three months ended November 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 and Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2022.

ITEM 5. OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2023.

10.2*	Fiscal 2023 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 5, 2023	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	January 5, 2023	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer