Form 10-Q
period 2023-02-28
SCHNITZER STEEL INDUSTRIES, INC.
filed 2023-04-07
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2023

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

The registrant had 27,254,958 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 5, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	February 28, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,459	$43,803
Accounts receivable, net of allowance for credit losses of $1,744 and $1,566	240,632	237,654
Inventories	286,733	315,189
Refundable income taxes	2,219	1,696
Prepaid expenses and other current assets	52,447	73,044
Total current assets	593,490	671,386
Property, plant and equipment, net of accumulated depreciation of $882,121 and $855,032	689,374	664,120
Operating lease right-of-use assets	112,600	122,413
Investments in joint ventures	11,681	12,841
Goodwill	268,497	255,198
Intangibles, net of accumulated amortization of $9,412 and $7,256	35,570	26,155
Deferred income taxes	22,254	24,598
Other assets	47,629	49,886
Total assets	$1,781,095	$1,826,597
Liabilities and Equity
Current liabilities:
Short-term borrowings	$6,527	$6,041
Accounts payable	212,598	217,689
Accrued payroll and related liabilities	26,045	59,702
Environmental liabilities	8,495	13,031
Operating lease liabilities	20,601	21,660
Accrued income taxes	763	3,856
Other accrued liabilities	46,186	59,594
Total current liabilities	321,215	381,573
Deferred income taxes	55,968	63,328
Long-term debt, net of current maturities	303,552	242,521
Environmental liabilities, net of current portion	54,980	55,469
Operating lease liabilities, net of current maturities	93,074	101,651
Other long-term liabilities	23,868	23,581
Total liabilities	852,657	868,123
Commitments and contingencies (Note 5)
Schnitzer Steel Industries, Inc. (“SSI”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,255 and 26,747 shares issued and outstanding	27,255	26,747
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	20,831	22,975
Retained earnings	917,266	941,146
Accumulated other comprehensive loss	(40,605)	(37,089)
Total SSI shareholders’ equity	924,947	953,979
Noncontrolling interests	3,491	4,495
Total equity	928,438	958,474
Total liabilities and equity	$1,781,095	$1,826,597

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statement are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Revenues	$755,953	$783,198	$1,354,683	$1,581,316
Operating expense:
Cost of goods sold	682,937	670,539	1,232,948	1,353,783
Selling, general and administrative	63,957	61,081	128,185	116,348
(Income) from joint ventures	(311)	(591)	(1,101)	(827)
Restructuring charges and other exit-related activities	828	4	2,420	26
Operating income (loss)	8,542	52,165	(7,769)	111,986
Interest expense	(4,908)	(1,901)	(8,232)	(3,273)
Other loss, net	(99)	(55)	(3,983)	(102)
Income (loss) from continuing operations before income taxes	3,535	50,209	(19,984)	108,611
Income tax benefit (expense)	513	(12,073)	6,545	(23,170)
Income (loss) from continuing operations	4,048	38,136	(13,439)	85,441
Income from discontinued operations, net of tax	224	29	155	—
Net income (loss)	4,272	38,165	(13,284)	85,441
Net loss (income) attributable to noncontrolling interests	81	(550)	(151)	(1,627)
Net income (loss) attributable to SSI shareholders	$4,353	$37,615	$(13,435)	$83,814

Net income (loss) per share attributable to SSI shareholders:
Basic:
Income (loss) per share from continuing operations	$0.15	$1.33	$(0.49)	$2.97
Net income (loss) per share	$0.16	$1.33	$(0.48)	$2.97
Diluted:
Income (loss) per share from continuing operations	$0.14	$1.27	$(0.49)	$2.81
Net income (loss) per share	$0.15	$1.27	$(0.48)	$2.81
Weighted average number of common shares:
Basic	28,081	28,231	27,912	28,195
Diluted	28,617	29,712	27,912	29,798

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net income (loss)	$4,272	$38,165	$(13,284)	$85,441
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,361)	722	(3,607)	(393)
Pension obligations, net	58	119	91	509
Total other comprehensive (loss) income, net of tax	(1,303)	841	(3,516)	116
Comprehensive income (loss)	2,969	39,006	(16,800)	85,557
Less comprehensive loss (income) attributable to noncontrolling interests	81	(550)	(151)	(1,627)
Comprehensive income (loss) attributable to SSI shareholders	$3,050	$38,456	$(16,951)	$83,930

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended February 28, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2021	27,624	$27,624	200	$200	$43,641	$834,504	$(35,279)	$870,690	$4,066	$874,756
Net income	—	—	—	—	—	37,615	—	37,615	550	38,165
Other comprehensive income, net of tax	—	—	—	—	—	—	841	841	—	841
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(759)	(759)
Share repurchases	(200)	(200)	—	—	(7,665)	—	—	(7,865)	—	(7,865)
Issuance of restricted stock	9	9	—	—	(9)	—	—	—	—	—
Share-based compensation cost	—	—	—	—	4,854	—	—	4,854	—	4,854
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,343)	—	(5,343)	—	(5,343)
Balance as of February 28, 2022	27,433	$27,433	200	$200	$40,821	$866,776	$(34,438)	$900,792	$3,857	$904,649

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Three Months Ended February 28, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2022	27,165	$27,165	200	$200	$18,582	$918,094	$(39,302)	$924,739	$3,765	$928,504
Net income (loss)	—	—	—	—	—	4,353	—	4,353	(81)	4,272
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(1,303)	(1,303)	—	(1,303)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(193)	(193)
Issuance of restricted stock	90	90	—	—	(90)	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation cost	—	—	—	—	2,341	—	—	2,341	—	2,341
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,181)	—	(5,181)	—	(5,181)
Balance as of February 28, 2023	27,255	$27,255	200	$200	$20,831	$917,266	$(40,605)	$924,947	$3,491	$928,438

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Six Months Ended February 28, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2021	27,332	$27,332	200	$200	49,074	$793,712	$(34,554)	$835,764	$4,015	$839,779
Net income	—	—	—	—	—	83,814	—	83,814	1,627	85,441
Other comprehensive income, net of tax	—	—	—	—	—	—	116	116	—	116
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,785)	(1,785)
Share repurchases	(200)	(200)	—	—	(7,665)	—	—	(7,865)	—	(7,865)
Issuance of restricted stock	479	479	—	—	(479)	—	—	—	—	—
Restricted stock withheld for taxes	(178)	(178)	—	—	(9,399)	—	—	(9,577)	—	(9,577)
Share-based compensation cost	—	—	—	—	9,290	—	—	9,290	—	9,290
Dividends ($0.375 per common share)	—	—	—	—	—	(10,750)	—	(10,750)	—	(10,750)
Balance as of February 28, 2022	27,433	$27,433	200	$200	$40,821	$866,776	$(34,438)	$900,792	$3,857	$904,649

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total SSI
Six Months Ended February 28, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2022	26,747	$26,747	200	$200	$22,975	$941,146	$(37,089)	$953,979	$4,495	$958,474
Net (loss) income	—	—	—	—	—	(13,435)	—	(13,435)	151	(13,284)
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(3,516)	(3,516)	—	(3,516)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,155)	(1,155)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(254)	(254)	—	—	(6,555)	—	—	(6,809)	—	(6,809)
Share-based compensation cost	—	—	—	—	5,173	—	—	5,173	—	5,173
Dividends ($0.375 per common share)	—	—	—	—	—	(10,445)	—	(10,445)	—	(10,445)
Balance as of February 28, 2023	27,255	$27,255	200	$200	$20,831	$917,266	$(40,605)	$924,947	$3,491	$928,438

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended February 28,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(13,284)	$85,441
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Asset impairment charges	4,000	—
Exit-related asset impairments	143	—
Depreciation and amortization	43,850	35,816
Inventory write-downs	575	304
Deferred income taxes	(6,337)	13,988
Undistributed equity in earnings of joint ventures	(1,101)	(827)
Share-based compensation expense	5,144	9,231
Loss on disposal of assets, net	16	1,345
Unrealized foreign exchange loss, net	85	121
Credit loss, net	195	16
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,914)	(47,762)
Inventories	33,834	(52,624)
Income taxes	(4,783)	(697)
Prepaid expenses and other current assets	9,758	1,309
Other long-term assets	(1,389)	(651)
Operating lease assets and liabilities	232	(903)
Accounts payable	12,245	11,762
Accrued payroll and related liabilities	(33,421)	(39,711)
Other accrued liabilities	(7,177)	7,583
Environmental liabilities	(4,914)	(12,482)
Other long-term liabilities	1,935	455
Distributed equity in earnings of joint ventures	—	1,000
Net cash provided by operating activities	25,692	12,714
Cash flows from investing activities:
Capital expenditures	(74,511)	(69,409)
Acquisitions, net of acquired cash	(26,902)	(113,939)
Proceeds from insurance and sale of assets	3,026	11,129
Deposit on land option	—	(80)
Net cash used in investing activities	(98,387)	(172,299)
Cash flows from financing activities:
Borrowings from long-term debt	333,242	405,094
Repayment of long-term debt	(274,036)	(225,395)
Payment of debt issuance costs	(156)	—
Repurchase of Class A common stock	—	(7,865)
Taxes paid related to net share settlement of share-based payment awards	(6,809)	(9,577)
Distributions to noncontrolling interests	(1,155)	(1,785)
Dividends paid	(10,671)	(10,841)
Net cash provided by financing activities	40,415	149,631
Effect of exchange rate changes on cash	(64)	(41)
Net decrease in cash and cash equivalents	(32,344)	(9,995)
Cash and cash equivalents as of beginning of period	43,803	27,818
Cash and cash equivalents as of end of period	$11,459	$17,823

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended February 28,
	2023	2022
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$7,339	$1,748
Income taxes, net	$4,332	$9,829
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$13,815	$21,828

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022. The results for the three and six months ended February 28, 2023 and 2022 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $64 million and $56 million as of February 28, 2023 and August 31, 2022, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $6 million for each of the six months ended February 28, 2023 and 2022.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $26 million and $43 million as of February 28, 2023 and August 31, 2022, respectively, and consisted primarily of deposits on capital projects, prepaid services, prepaid insurance, and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, capitalized implementation costs for cloud computing arrangements, cash held in a client trust account relating to a legal settlement, major spare parts and equipment, two equity investments, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers totaled $26 million and $28 million as of February 28, 2023 and August 31, 2022, respectively. As of February 28, 2023, receivables from insurers comprised primarily $10 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $12 million relating to environmental claims, $2 million relating to workers’ compensation claims, and $2 million relating to third-party claims. As of August 31, 2022, receivables from insurers comprised primarily $10 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $7 million relating to environmental claims, $6 million relating to third-party claims, and $4 million relating to workers’ compensation claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of each of February 28, 2023 and August 31, 2022 also included approximately $7 million in connection with cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 5 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017, and in May 2022, the Company invested $5 million in the equity of an unrelated privately-held Canadian recycling technology entity. In August 2022, the privately-held U.S. waste and recycling entity merged with a publicly-traded U.S. entity. As a result of the merger, the Company's investment is held in equity units of a subsidiary of the publicly-traded entity, which equity units are not publicly traded but are exchangeable for shares of the publicly traded entity. The timing and magnitude of exchange is solely at the discretion of the publicly traded entity. The Company's influence over the operating and financial policies of each entity is not significant, and, thus, the investments are accounted for under the guidance for investments in equity securities. The equity investments do not have readily determinable fair values and, therefore, are carried at cost and adjusted for impairments and observable price changes. In the first quarter of fiscal 2023, the Company identified an impairment indicator for its investment in the U.S. waste and recycling entity and, based on its fair value measurement incorporating observable trading prices of the publicly-traded entity and unobservable inputs, recognized a $4 million impairment in other loss, net on the Unaudited Condensed Consolidated Statement of Operations. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of its investment in the Canadian recycling technology entity since its acquisition. Both investments are reported within other assets in the Unaudited Condensed Consolidated Balance Sheets. As of February 28, 2023 and August 31, 2022, the aggregate carrying value of the investments was $7 million and $11 million, respectively.

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

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. As a result of the fire, the rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The Company experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase, which was substantially completed during the second quarter of fiscal 2022. The Company filed insurance claims for the physical loss and damage experienced at the mill’s melt shop and business income losses resulting from the matter. As of August 31, 2021, prepaid expenses and other current assets included an initial $10 million insurance receivable recognized in fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that had been incurred by the Company as of August 31, 2021. In the first half of fiscal 2022, the Company increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain, $3 million and $12 million of which was recognized in the first and second quarters of fiscal 2022, respectively, within cost of goods sold and included within the Unaudited Condensed Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during the first half of fiscal 2022, the Company received advance payments from insurers totaling approximately $30 million towards the Company’s claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments reported within other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets. The amount of advance payments reported within other accrued liabilities was $4 million as of February 28, 2023 and $5 million as of August 31, 2022.

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, the Company installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The Company filed insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. In fiscal 2022, after the fire, the Company recognized an aggregate $17 million insurance receivable and related insurance recovery gain, $10 million of which was recorded in the second quarter of fiscal 2022, reported within prepaid expenses and other current assets and cost of goods sold, respectively, reflecting recovery of costs including impairment charges of $7 million related to the carrying value of plant and equipment assets lost in or damaged by the fire and initial capital purchases, non-capitalizable repair and replacement costs, and other applicable losses totaling $10 million that had been incurred by the Company as of August 31, 2022. Also, during fiscal 2022, the Company received advance payments from insurers totaling approximately $7 million towards the Company's claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $10 million as of February 28, 2023 and August 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of February 28, 2023. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit.

Recent Accounting Pronouncements

The Company does not expect that its adoption in the future of any recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2023	August 31, 2022
Processed and unprocessed scrap metal	$135,975	$166,368
Semi-finished goods	18,226	20,009
Finished goods	70,180	72,625
Supplies	62,352	56,187
Inventories	$286,733	$315,189

Note 3 - Business Acquisitions

Fiscal 2023 Business Acquisition

On November 18, 2022, the Company used cash on hand and borrowings under existing credit facilities to acquire the operating assets of ScrapSource, a recycling services company that provides solutions for industrial companies that generate scrap metal from their manufacturing process. The acquired business expands the Company's national recycling services operations, giving rise to expected benefits supporting the amount of acquired goodwill. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in Accounting Standards Codification Topic 805, Business Combinations, and summarized in “Business Acquisitions” in Note 1 - Summary of Significant Accounting Policies. The total purchase consideration was approximately $25 million. As of the date of this report, measurement of the fair values of certain assets acquired and liabilities assumed is still preliminary and subject to change based on the completion of valuation procedures.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the provisional fair values of assets acquired and liabilities assumed by the Company as of the November 18, 2022 acquisition date (in thousands):

Operating lease right-of-use assets	$466
Goodwill(1)	13,105
Other intangible assets	11,955
Other assets	9
Total assets acquired	25,535
Operating lease liability	466
Total liabilities assumed	466
Net assets acquired	$25,069

(1)
All of the provisional amount of acquired goodwill is tax deductible.

The following table summarizes the provisional purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the November 18, 2022 acquisition date (in thousands):

		Useful Life
Supplier relationships	$10,375	6
Non-compete intangible assets	1,360	5
Customer relationships	220	6
	$11,955

The results of operations for the acquired ScrapSource business beginning as of the November 18, 2022 acquisition date are included in the accompanying financial statements. For the three and six months ended February 28, 2023, the revenues and net income contributed by the acquired ScrapSource business and reported in the Unaudited Condensed Consolidated Statements of Operations were not material to the financial statements taken as a whole.

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

Unaudited Pro Forma Information

The following unaudited pro forma information presents the effect on the consolidated financial results of the Company of the Columbus Recycling and Encore Recycling businesses acquired during fiscal 2022 as though the businesses had been acquired as of the beginning of fiscal 2021 (in thousands):

	Three Months Ended February 28,	Six Months Ended February 28,
	2022	2022
Revenues	$802,000	$1,642,500
Net income	$41,500	$94,000
Net income attributable to SSI shareholders	$41,000	$92,500

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There are no individually material, nonrecurring pro forma adjustments directly attributable to the business combinations included in these pro forma revenues and earnings.

For the three months ended February 28, 2022 and for the six months ended February 28, 2023 and 2022, the unaudited pro forma amounts of revenues and net income of the acquired ScrapSource business were not material to the financial statements taken as a whole and, therefore, are not included in the unaudited pro forma information presented above.

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

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first half of fiscal 2023 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

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

The gross change in the carrying amount of goodwill for the six months ended February 28, 2023 was as follows (in thousands):

Goodwill
August 31, 2022	$255,198
Additions(1)	14,759
Measurement period adjustments(2)	(725)
Foreign currency translation adjustment	(735)
February 28, 2023	$268,497

(1)
Additions to goodwill relate entirely to the ScrapSource business acquired on November 18, 2022, and are exclusive of measurement period adjustments. See Note 3 - Business Acquisitions.
(2)
Measurement period adjustments relate to the acquired ScrapSource and Encore Recycling businesses.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s environmental liabilities for the six months ended February 28, 2023 were as follows (in thousands):

Balance as of September 1, 2022	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2023	Short-Term	Long-Term
$68,500	$1,608	$(6,633)	$63,475	$8,495	$54,980

As of February 28, 2023 and August 31, 2022, the Company had environmental liabilities of $63 million and $69 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor between the respondents or with respect to any third party. As of each of February 28, 2023 and August 31, 2022, the Company had $3 million in environmental reserves related to this matter. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both February 28, 2023 and August 31, 2022, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of February 28, 2023 and August 31, 2022, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s environmental liabilities as of February 28, 2023 and August 31, 2022 included $5 million and $6 million, respectively, relating to the Portland Harbor matters described above.

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

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remediation, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor, although there are no assurances that those policies will cover all of the costs which the Company may incur. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated the settlement with certain insurers of claims against them related to Portland Harbor, continue to seek settlements with other insurers, and formed two QSFs which became operative in fiscal 2020 and the second quarter of fiscal 2023, respectively, to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSFs may not cover all of the costs which the Company may incur. Each QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two managers unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of each VIE that most significantly impact its economic performance. The Company’s appointee to co-manage each VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage each VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company’s insurance policies may not cover all of the costs which the Company incurs. As of both February 28, 2023 and August 31, 2022, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of February 28, 2023 and August 31, 2022, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of each of February 28, 2023 and August 31, 2022, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of February 28, 2023 and August 31, 2022 included $4 million and $8 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In the first quarter of fiscal 2023, the Company accrued an incremental $1 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of each of February 28, 2023 and August 31, 2022 included $7 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of this client trust account. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending completion, approval, and implementation of the remediation action plan.

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

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended February 28, 2023			Three Months Ended February 28, 2022
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(36,925)	$(2,377)	$(39,302)	$(32,724)	$(2,555)	$(35,279)
Other comprehensive (loss) income before reclassifications	(1,361)	—	(1,361)	722	—	722
Income tax benefit (expense)	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications, net of tax	(1,361)	—	(1,361)	722	—	722
Amounts reclassified from accumulated other comprehensive loss	—	75	75	—	154	154
Income tax (benefit)	—	(17)	(17)	—	(35)	(35)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	58	58	—	119	119
Net periodic other comprehensive (loss) income	(1,361)	58	(1,303)	722	119	841
Balances - February 28 (End of period)	$(38,286)	$(2,319)	$(40,605)	$(32,002)	$(2,436)	$(34,438)

	Six Months Ended February 28, 2023			Six Months Ended February 28, 2022
	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(34,679)	$(2,410)	$(37,089)	$(31,609)	$(2,945)	$(34,554)
Other comprehensive (loss) income before reclassifications	(3,607)	(34)	(3,641)	(393)	451	58
Income tax benefit (expense)	—	8	8	—	(101)	(101)
Other comprehensive (loss) income before reclassifications, net of tax	(3,607)	(26)	(3,633)	(393)	350	(43)
Amounts reclassified from accumulated other comprehensive loss	—	151	151	—	205	205
Income tax (benefit)	—	(34)	(34)	—	(46)	(46)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	117	117	—	159	159
Net periodic other comprehensive (loss) income	(3,607)	91	(3,516)	(393)	509	116
Balances - February 28 (End of period)	$(38,286)	$(2,319)	$(40,605)	$(32,002)	$(2,436)	$(34,438)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

SCHNITZER STEEL INDUSTRIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Major product information:
Ferrous revenues	$434,122	$438,314	$695,851	$904,170
Nonferrous revenues	179,655	196,142	357,330	390,571
Steel revenues(1)	107,825	116,196	232,340	219,434
Retail and other revenues	34,351	32,546	69,162	67,141
Total revenues	$755,953	$783,198	$1,354,683	$1,581,316
Revenues based on sales destination:
Foreign	$436,219	$435,471	$708,903	$906,644
Domestic	319,734	347,727	645,780	674,672
Total revenues	$755,953	$783,198	$1,354,683	$1,581,316

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of February 28, 2023 and August 31, 2022, receivables from contracts with customers, net of an allowance for credit losses, totaled $238 million and $230 million, respectively, representing 99% and 97%, respectively, of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $9 million and $8 million as of February 28, 2023 and August 31, 2022, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

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

In the second quarter of fiscal 2023, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s 1993 Stock Incentive Plan, as amended. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant reflected an aggregate of 21,438 DSUs that will vest in full on the day before the Company’s 2024 annual meeting of shareholders, subject to continued Board service. The total fair value of these awards at the grant date was $1 million.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2023 was a benefit on pre-tax income of 14.5% and a benefit on pre-tax loss of 32.8%, respectively, compared to an expense on pre-tax income of 24.0% and 21.3%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the second quarter of fiscal 2023 was significantly different than the U.S. federal statutory rate of 21% primarily due to the Company’s financial performance and the effect of discrete items on intra-period allocation. For the second quarter of fiscal 2022, the Company's effective tax rate from continuing operations was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

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

Note 10 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to SSI shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Income (loss) from continuing operations	$4,048	$38,136	$(13,439)	$85,441
Net loss (income) attributable to noncontrolling interests	81	(550)	(151)	(1,627)
Income (loss) from continuing operations attributable to SSI shareholders	$4,129	$37,586	$(13,590)	$83,814
Income from discontinued operations, net of tax	224	29	155	—
Net income (loss) attributable to SSI shareholders	$4,353	$37,615	$(13,435)	$83,814
Computation of shares:
Weighted average common shares outstanding, basic	28,081	28,231	27,912	28,195
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	536	1,481	—	1,603
Weighted average common shares outstanding, diluted	28,617	29,712	27,912	29,798

Common stock equivalent shares of 56,520 and 796,877 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and six months ended February 28, 2023, respectively, compared to 311,736 and 199,786 for the three and six months ended February 28, 2022, respectively.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $5 million for the three months ended February 28, 2023 and 2022, respectively, and $8 million and $11 million for the six months ended February 28, 2023 and 2022, respectively.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and six months ended February 28, 2023 and 2022. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2022, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, our steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. We experienced the loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. We have insurance that we believe is fully applicable to the losses and have filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. As of August 31, 2021, prepaid expenses and other current assets included an initial $10 million insurance receivable recognized in fiscal 2021, primarily offsetting applicable losses including capital purchases of $10 million that we had incurred as of August 31, 2021. In the first half of fiscal 2022, we increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain, $3 million and $12 million of which was recognized in the first and second quarters of fiscal 2022, respectively, within cost of goods sold and included within the Unaudited Condensed Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during the first half of fiscal 2022, we received advance payments from insurers totaling approximately $30 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments reported within other accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The amount of advance payments reported within other accrued liabilities was $4 million as of February 28, 2023 and $5 million as of August 31, 2022. In March 2023, during the third quarter of fiscal 2023, we received additional advance payments from insurers of approximately $13 million towards our claims, increasing the total of such advance payments from insurers to approximately $43 million, and not reflecting any final or full settlement of claims with the insurers. These amounts do not reflect potential additional recoveries of business income losses resulting from this matter that may be recognized in the future when settlements of the business interruption claims are resolved.

SCHNITZER STEEL INDUSTRIES, INC.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. Completion of the remainder of repair and replacement of property that experienced physical loss or damage, primarily buildings and improvements, will occur over a longer period and impacts on business income may continue. For example, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for us to resume shredding operations on November 11, 2022 and continue shredding operations while the repair and replacement of the shredder enclosure building is completed. Non-shredding operations at the facility continued during this period. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and have filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. In fiscal 2022, after the fire, we recognized an aggregate $17 million insurance receivable and related insurance recovery gain, $10 million of which was recorded in the second quarter of fiscal 2022, reported within prepaid expenses and other current assets and within cost of goods sold, respectively, reflecting recovery of applicable losses including impairment charges of $7 million related to the carrying value of plant and equipment assets damaged by the fire and initial capital purchases and other costs totaling $10 million that we had incurred as of August 31, 2022. Also during fiscal 2022, we received advance payments from insurers totaling approximately $7 million towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $10 million as of February 28, 2023 and August, 31 2022. These amounts do not reflect potential additional recoveries of costs for the repair and replacement of property that experienced physical loss or damage or of business income losses resulting from this matter that may be recognized in the future when settlements of the claims are resolved.

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

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income (loss) before results from discontinued operations, interest expense, income taxes, depreciation and amortization, restructuring charges and other exit-related activities, business development costs not related to ongoing operations including pre-acquisition expenses, charges for legacy environmental matters (net of recoveries), asset impairment charges, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

SCHNITZER STEEL INDUSTRIES, INC.

Financial Highlights of Results of Operations for the Second Quarter of Fiscal 2023

•
Diluted earnings per share from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2023 was $0.14, compared to $1.27 per share in the prior year quarter.
•
Adjusted diluted earnings per share from continuing operations attributable to SSI shareholders in the second quarter of fiscal 2023 was $0.14, compared to adjusted diluted earnings per share of $1.38 in the prior year quarter.
•
Net income in the second quarter of fiscal 2023 was $4 million, compared to net income of $38 million in the prior year quarter.
•
Adjusted EBITDA in the second quarter of fiscal 2023 was $32 million, compared to $75 million in the prior year quarter.

Market conditions for recycled metals were weaker in the second quarter of fiscal 2023 compared to the prior year quarter, leading to lower average net selling prices for our ferrous and nonferrous products and a compression in metal spreads. The average net selling prices for our ferrous and nonferrous products decreased by 18% and 10%, respectively, compared to the second quarter of fiscal 2022. Ferrous and nonferrous sales volumes increased by 18% and 12%, respectively, compared to the prior year quarter, reflecting additional volumes arising from our two business acquisitions completed in April and November 2022, a drawdown of ferrous inventories due to the delay of several bulk shipments at the end of the first quarter of fiscal 2023, and the adverse impact of the initial Everett shredder downtime on sales volumes in the prior year quarter. Market conditions for our finished steel products were softer in the second quarter of fiscal 2023, leading to finished steel average selling prices decreasing 10% compared to the prior year quarter. Our results in the second quarter of fiscal 2023 also reflected tighter supply flows and reduced processed volumes in the lower price environment, lower year-over-year platinum group metals (PGM) prices, and the impact of inflation, partially offset by a more favorable impact from average inventory accounting compared to the prior year quarter. We achieved a benefit of approximately $23 million from productivity and cost reduction initiatives in the second quarter of fiscal 2023, including from measures announced in October 2022 and January 2023 and implemented during the first half of fiscal 2023, which helped to partially offset the effects of higher operating costs including from inflationary pressure.

Selling, general, and administrative (“SG&A”) expense in the second quarter of fiscal 2023 increased by 5% compared to the prior year quarter reflecting higher salaries and wages, outside services, and insurance expenses, in part from higher costs resulting from our acquisitions and other growth-related initiatives, and the impact of inflation, partially offset by benefits from productivity and cost reduction initiatives and lower share-based compensation expense and legacy environmental charges.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first six months of fiscal 2023, net cash provided by operating activities was $26 million, compared to $13 million in the prior year comparable period.
•
Debt was $310 million as of February 28, 2023, compared to $249 million as of August 31, 2022, as a result of increased borrowings from our credit facilities primarily to fund capital expenditures and the acquisition of the ScrapSource business.
•
Debt, net of cash, was $299 million as of February 28, 2023, compared to $205 million as of August 31, 2022.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to SSI shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended February 28,			Six Months Ended February 28,
($ in thousands, except for prices and per share amounts)	2023	2022	%	2023	2022	%
Ferrous revenues	$434,122	$438,314	(1)%	$695,851	$904,170	(23)%
Nonferrous revenues	179,655	196,142	(8)%	357,330	390,571	(9)%
Steel revenues(1)	107,825	116,196	(7)%	232,340	219,434	6%
Retail and other revenues	34,351	32,546	6%	69,162	67,141	3%
Total revenues	755,953	783,198	(3)%	1,354,683	1,581,316	(14)%
Cost of goods sold	682,937	670,539	2%	1,232,948	1,353,783	(9)%
Gross margin (total revenues less cost of goods sold)	$73,016	$112,659	(35)%	$121,735	$227,533	(46)%
Gross margin (%)	9.7%	14.4%	(33)%	9.0%	14.4%	(38)%
Selling, general and administrative expense	$63,957	$61,081	5%	$128,185	$116,348	10%
Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
Reported	$0.14	$1.27	(89)%	$(0.49)	$2.81	NM
Adjusted(2)	$0.14	$1.38	(90)%	$(0.30)	$2.96	NM
Net income (loss)	$4,272	$38,165	(89)%	$(13,284)	$85,441	NM
Adjusted EBITDA(2)	$31,850	$75,259	(58)%	$40,212	$153,345	(74)%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$359	$418	(14)%	$336	$424	(21)%
Foreign	$368	$455	(19)%	$364	$452	(19)%
Average	$367	$445	(18)%	$357	$446	(20)%
Ferrous volumes (LT, in thousands):
Domestic(4)	444	408	9%	876	839	4%
Foreign	819	663	24%	1,238	1,381	(10)%
Total ferrous volumes (LT, in thousands)(4)(8)	1,263	1,071	18%	2,114	2,219	(5)%
Average nonferrous sales price ($/pound)(3)(5)	$0.99	$1.10	(10)%	$0.94	$1.08	(13)%
Nonferrous volumes (pounds, in thousands)(4)(5)	164,796	147,145	12%	327,516	300,373	9%
Finished steel average sales price ($/ST)(3)	$943	$1,045	(10)%	$980	$1,013	(3)%
Finished steel sales volumes (ST, in thousands)	109	106	3%	227	205	11%
Cars purchased (in thousands)(6)	72	73	(1)%	141	153	(8)%
Number of auto parts stores at period end	50	50	(—)%	50	50	(—)%
Rolling mill utilization(7)	75%	86%	(13)%	78%	82%	(5)%

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
(8)
May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC.

Revenues

Revenues in the second quarter and first six months of fiscal 2023 decreased by 3% and 14%, respectively, compared to the prior year periods primarily due to lower average net selling prices for our ferrous and nonferrous products driven by weaker market conditions for recycled metals globally. In the second quarter and first six months of fiscal 2023, the average net selling prices for our ferrous products decreased by 18% and 20%, respectively, and for our nonferrous products decreased by 10% and 13%, respectively, compared to the prior year periods. Ferrous sales volumes in the second quarter and first six months of fiscal 2023 increased by 18% and decreased by 5%, respectively, and nonferrous sales volumes increased by 12% and 9%, respectively, compared to the prior year periods. Our ferrous and nonferrous sales volumes in the second quarter and first six months of fiscal 2023 in part reflected additional volumes arising from the Columbus Recycling business acquired on October 1, 2021, the Encore Recycling business acquired on April 29, 2022, and the ScrapSource business acquired on November 18, 2022, as well as the adverse impact on sales volumes in the prior year periods of the initial Everett shredder downtime. Our ferrous sales volumes in the first six months of fiscal 2023 were adversely impacted by disruptions related to an extended shredder outage at the Everett facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved by mid-November 2022, as well as tight supply flows in the lower price environment. Market conditions for our finished steel products were softer in the second quarter and first six months of fiscal 2023, leading to finished steel average selling prices decreasing 10% and 3%, respectively, compared to the prior year periods. Finished steel sales volumes increased 11% in the first six months of fiscal 2023, compared to the prior year period, primarily reflecting the impact on the prior period volumes of the ramp up of steel mill operations that began in August 2021 and which was substantially completed during the second quarter of fiscal 2022. The ramp-up of steel mill operations during the first half of fiscal 2022 followed completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

Operating Performance

Net income (loss) in the second quarter and first six months of fiscal 2023 was $4 million and $(13) million, respectively, compared to net income of $38 million and $85 million, respectively, in the prior year periods. Adjusted EBITDA in the second quarter and first six months of fiscal 2023 was $32 million and $40 million, respectively, compared to $75 million and $153 million, respectively, in the prior year periods. The lower price environment for recycled metals, as well as the impact of tight supply flows, reduced processed volumes, and the extended operational disruptions in the first quarter of fiscal 2023 had a significant adverse impact on our operating margins and overall operating results in the second quarter and first six months of fiscal 2023. Ferrous metal spreads in the second quarter and first six months of fiscal 2023 decreased by approximately 19% and 20%, respectively, and average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, decreased by approximately 3% and 5%, respectively, compared to the prior year periods. Finished steel metal spreads were lower in the second quarter of fiscal 2023, compared to the prior year quarter. Our results in the second quarter and first six months of fiscal 2023 also reflected lower year-over-year PGM prices, an impairment charge related to an equity investment recorded in the first quarter of fiscal 2023, and the impact of inflation on operating costs, partially offset by a more favorable impact from average inventory accounting compared to the prior year periods.

SG&A expense in the second quarter and first six months of fiscal 2023 increased by 5% and 10%, respectively, compared to the prior year periods primarily due to higher salaries and wages, outside and professional services, insurance, and travel expenses, partially resulting from our acquisitions and other growth-related initiatives, and the impact of inflation, partially offset by lower share-based compensation expense and legacy environmental charges. The higher expenses in the second quarter and first six months of fiscal 2023 were partially offset by benefits from productivity and cost reduction initiatives when compared to the prior year periods.

In October 2022, we announced and began implementing productivity and cost reduction initiatives with a targeted annual benefit of approximately $40 million, the vast majority of which is expected to be achieved in fiscal 2023. In addition, in January 2023, we announced incremental initiatives aiming to reduce SG&A costs by approximately $20 million annually, of which approximately two-thirds is expected to be achieved in fiscal 2023. These initiatives aim to improve profitability through a combination of increased yields, efficiencies in processing, procurement, and pricing, and reduced costs including from headcount reductions, decreased lease costs, professional and outside services, and implementation of operational efficiencies. In the second quarter and first six months of fiscal 2023, we achieved a benefit from these initiatives, and others implemented during fiscal 2022, of approximately $23 million and $37 million, respectively, which helped to partially offset the effects of inflationary pressure on operating costs.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Interest Expense

Interest expense was $5 million and $8 million, respectively, for the second quarter and first six months of fiscal 2023, compared to $2 million and $3 million for the same periods in the prior year. The increase in interest expense was primarily due to higher interest rates on amounts outstanding under our bank credit facilities, as well as increased average borrowings, compared to the prior year periods.

SCHNITZER STEEL INDUSTRIES, INC.

Income Tax

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2023 was a benefit on pre-tax income of 14.5% and a benefit on pre-tax loss of 32.8%, respectively, compared to an expense on pre-tax income of 24.0% and 21.3%, respectively, for the comparable prior year periods. Our effective tax rate from continuing operations for the second quarter of fiscal 2023 was significantly different than the U.S. federal statutory rate of 21% primarily due to our financial performance and the effect of discrete items on intra-period allocation. For the second quarter of fiscal 2022, the effective tax rate from continuing operations was higher than the U.S. federal statutory rate primarily due to the aggregate impact of state taxes and permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $11 million and $44 million as of February 28, 2023 and August 31, 2022, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2023, debt was $310 million compared to $249 million as of August 31, 2022, and debt, net of cash, was $299 million as of February 28, 2023, compared to $205 million as of August 31, 2022, which increases were primarily due to increased borrowings from our credit facilities to fund higher net working capital needs, capital expenditures, and the acquisition of the ScrapSource business on November 18, 2022. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash provided by operating activities in the first six months of fiscal 2023 was $26 million, compared to $13 million in the first six months of fiscal 2022.

Sources of cash in the first six months of fiscal 2023 included a $34 million decrease in inventory primarily due to lower raw material purchase costs and the timing of purchases and sales and a $12 million increase in accounts payable primarily due to the timing of purchases and payments. Uses of cash in the first six months of fiscal 2023 included a $33 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation in the first quarter of fiscal 2023 previously accrued under our fiscal 2022 plans and a $14 million increase in accounts receivable primarily due to the timing of sales and collections.

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

Investing Activities

Net cash used in investing activities was $98 million in the first six months of fiscal 2023, compared to $172 million in the first six months of fiscal 2022.

SCHNITZER STEEL INDUSTRIES, INC.

Cash used in investing activities in the first six months of fiscal 2023 included $25 million paid to acquire the assets of the ScrapSource business on November 18, 2022. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. See Note 3 - Business Acquisitions in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail. Cash used in investing activities also included capital expenditures of $75 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $69 million in the prior year period.

Cash used in investing activities in the first six months of fiscal 2022 included $114 million paid to acquire the assets of the Columbus Recycling business on October 1, 2021. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. See Note 3 - Business Acquisitions in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail. Cash flows from investing activities in the first six months of fiscal 2022 also included proceeds of $10 million representing the portion of advance payments from insurance carriers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the May 2021 steel mill fire.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2023 was $40 million, compared to $150 million in the first six months of fiscal 2022.

Cash flows from financing activities in the first six months of fiscal 2023 included $59 million in net borrowings of debt, compared to $180 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2023 and 2022 included $7 million and $10 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $11 million in each period for the payment of dividends.

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

We had borrowings outstanding under our credit facilities of $290 million as of February 28, 2023 and $230 million as of August 31, 2022. The weighted average interest rate on amounts outstanding under our credit facilities was 6.20% and 3.65% as of February 28, 2023 and August 31, 2022, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC.

As of February 28, 2023, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 4.36 to 1.00 as of February 28, 2023. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.26 to 1.00 as of February 28, 2023.

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

Other debt obligations, which totaled $13 million as of each of February 28, 2023 and August 31, 2022, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $75 million for the first six months of fiscal 2023, compared to $69 million for the prior year period. Capital expenditures in the first six months of fiscal 2023 included approximately $18 million for investments in growth. We currently plan to invest in the range of $110 million to $120 million in capital expenditures in fiscal 2023, which range excludes capital expenditures associated with the ongoing repair and replacement of the shredder enclosure building damaged by the fire at our Everett facility, as these expenditures are expected to be substantially recovered through insurance. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment and infrastructure and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $12 million in capital expenditures for environmental projects in the first six months of fiscal 2023, and we currently plan to invest in the range of $30 million to $40 million for such projects in fiscal 2023. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

We have been identified by the United States Environmental Protection Agency as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“Portland Harbor”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. We have insurance policies and Qualified Settlement Funds (“QSFs”) that we believe will provide reimbursement for costs we incur for defense, remediation, and mitigation for natural resource damages claims in connection with Portland Harbor, although there are no assurances that those policies and the QSFs will cover all of the costs which we may incur. Significant cash outflows in the future related to Portland Harbor, as well as related to other legacy environmental loss contingencies, could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

SCHNITZER STEEL INDUSTRIES, INC.

Dividends

On January 5, 2023, our Board of Directors declared a dividend for the second quarter of fiscal 2023 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 14, 2023.

Share Repurchase Program

As of February 28, 2023, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the second quarter of fiscal 2023.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities, and equity offerings have financed our acquisitions, capital expenditures, working capital, and other financing needs.

We generally believe our current cash resources, internally generated funds, existing credit facilities, and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, dividends, investments and acquisitions, joint ventures, debt service requirements, environmental obligations, share repurchases, and other contingencies. However, in the event of a sustained market deterioration, we may need additional liquidity which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 28, 2023, we had $8 million outstanding under these arrangements.

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

The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2023	August 31, 2022
Short-term borrowings	$6,527	$6,041
Long-term debt, net of current maturities	303,552	242,521
Total debt	310,079	248,562
Less cash and cash equivalents	11,459	43,803
Total debt, net of cash	$298,620	$204,759

SCHNITZER STEEL INDUSTRIES, INC.

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended February 28,
	2023	2022
Borrowings from long-term debt	$333,242	$405,094
Repayments of long-term debt	(274,036)	(225,395)
Net borrowings (repayments) of debt	$59,206	$179,699

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted income (loss) from continuing operations attributable to SSI shareholders, and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, business development costs not related to ongoing operations including pre-acquisition expenses, charges for legacy environmental matters (net of recoveries), asset impairment charges, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income (loss) to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Reconciliation of adjusted EBITDA:
Net income (loss)	$4,272	$38,165	$(13,284)	$85,441
(Income) from discontinued operations, net of tax	(224)	(29)	(155)	—
Interest expense	4,908	1,901	8,232	3,273
Income tax (benefit) expense	(513)	12,073	(6,545)	23,170
Depreciation and amortization	22,399	18,596	43,850	35,816
Restructuring charges and other exit-related activities	828	4	2,420	26
Business development costs	103	545	338	1,159
Charges for legacy environmental matters, net(1)	77	4,004	1,356	4,460
Asset impairment charges(2)	—	—	4,000	—
Adjusted EBITDA	$31,850	$75,259	$40,212	$153,345

Selling, general and administrative expense:
As reported	$63,957	$61,081	$128,185	$116,348
Business development costs	(103)	(545)	(338)	(1,159)
Charges for legacy environmental matters, net(1)	(77)	(4,004)	(1,356)	(4,460)
Adjusted	$63,777	$56,532	$126,491	$110,729

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
(2)
For the six months ended February 28, 2023, asset impairment charges included $4 million reported within "Other loss, net" on the Unaudited Condensed Consolidated Statement of Operations.

SCHNITZER STEEL INDUSTRIES, INC.

Following are reconciliations of adjusted net income (loss) from continuing operations attributable to SSI shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to SSI shareholders (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Income (loss) from continuing operations attributable to SSI shareholders:
As reported	$4,129	$37,586	$(13,590)	$83,814
Restructuring charges and other exit-related activities	828	4	2,420	26
Business development costs	103	545	338	1,159
Charges for legacy environmental matters, net(1)	77	4,004	1,356	4,460
Asset impairment charges(2)	—	—	4,000	—
Income tax benefit allocated to adjustments(3)	(1,151)	(1,073)	(2,865)	(1,322)
Adjusted	$3,986	$41,066	$(8,341)	$88,137

Diluted earnings (loss) per share from continuing operations attributable to SSI shareholders:
As reported	$0.14	$1.27	$(0.49)	$2.81
Restructuring charges and other exit-related activities, per share	0.03	—	0.09	—
Business development costs, per share	—	0.02	0.01	0.04
Charges for legacy environmental matters, net, per share(1)	—	0.13	0.05	0.15
Asset impairment charges, per share(2)	—	—	0.14	—
Income tax benefit allocated to adjustments, per share(3)	(0.04)	(0.04)	(0.10)	(0.04)
Adjusted(4)	$0.14	$1.38	$(0.30)	$2.96

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
(2)
For the six months ended February 28, 2023, asset impairment charges included $4 million ($0.14 per share before income tax) reported within "Other loss, net" on the Unaudited Condensed Consolidated Statement of Operations.
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

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of February 28, 2023.

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

As of February 28, 2023 and August 31, 2022, 25% and 24%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of the Encore Recycling business, which we acquired on April 29, 2022, and the ScrapSource business, which we acquired on November 18, 2022, from its evaluation of the effectiveness of our disclosure controls and procedures. Together, the Encore Recycling and ScrapSource businesses represented approximately 3% of our consolidated total assets and 3% of our consolidated total revenues as of and for the six months ended February 28, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated by reference herein, and as follows:

We previously disclosed a corrective action enforcement order issued by the California State Department of Toxic Substance Control (“DTSC”) on March 18, 2021 relating to our metal recycling facility in Fresno, California based on inspections conducted by the DTSC in 2013. The 2013 inspection resulted in the issuance of a Summary of Violations in 2015 setting forth a number of alleged violations relating to hazardous waste management requirements. While we dispute the alleged violations, we engaged in settlement discussions that had resulted in a tentative agreement in April 2018 to settle the matter for $490 thousand, of which $368 thousand was to be paid as a civil penalty and $122 thousand was to be paid as reimbursement for agency investigation and enforcement costs. However, the parties were not able to reach agreement on the injunctive terms of the settlement agreement, and the California Office of the Attorney General (“COAG”), on behalf of DTSC, filed suit in the Superior Court of the State of California, County of Fresno on June 25, 2020 against Schnitzer Fresno, Inc., a wholly-owned subsidiary, which operates the facility, seeking a permanent injunction and civil penalties. In early 2022, the parties agreed to formal mediation of the dispute, which effort was unsuccessful. However, we were able to resume settlement negotiations with DTSC, and settlement was achieved in January 2023. A Stipulated Judgement resolving the case was entered by the Fresno County Superior Court on January 18, 2023. The settlement terms include payment of a penalty of $525 thousand, specified injunctive relief requirements, and completion of site investigation and remediation requirements depending on the outcome of the investigation and risk assessment.

We previously disclosed the September 30, 2022 reversal by the California State Court of Appeal of a lower court judgment and writ of mandate requiring the DTSC to rescind the Company’s “f letters” pursuant to which DTSC classified treated shredder waste from the Company’s metal shredding facility in Oakland, California as a “nonhazardous waste” that, among other things, permits its use as alternative daily cover at municipal landfills. Following the California Supreme Court’s denial of review of the Court of Appeal’s decision, the Company immediately sought reinstatement of its “f letters.” On April 3, 2023, the Company received confirmation from DTSC that the “f letters” are in effect, subject to certain conditions.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2022.

ITEM 5. OTHER INFORMATION

None.

SCHNITZER STEEL INDUSTRIES, INC.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors for awards granted in 2023

10.2*	Summary Sheet of 2023 Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	April 7, 2023	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	April 7, 2023	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer