Form 10-K
period 2023-08-31
SCHNITZER STEEL INDUSTRIES, INC.
filed 2023-10-25
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number 000-22496

SCHNITZER STEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0341923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 SW Clay Street, Suite 400, Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)

(503) 224-9900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	RDUS	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 28, 2023 was $854,343,899.

The registrant had 27,312,233 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements and information included in this Annual Report on Form 10-K by Schnitzer Steel Industries, Inc. dba Radius Recycling that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Except as noted herein or as the context may otherwise require, all references to “we,” “our,” “us,” “the Company,” “Radius Recycling,” and “Radius” refer to Schnitzer Steel Industries, Inc. dba Radius Recycling and its consolidated subsidiaries.

Forward-looking statements in this Annual Report on Form 10-K include statements regarding future events or our expectations, intentions, beliefs, and strategies regarding the future, which may include statements regarding the impact of equipment upgrades, equipment failures, and facility damage on production, including timing of repairs and resumption of operations; the realization of insurance recoveries; the Company’s outlook, growth initiatives, or expected results or objectives, including pricing, margins, volumes, and profitability; completion of acquisitions and integration of acquired businesses; the progression and impact of investments in processing and manufacturing technology improvements and information technology systems; the impacts of supply chain disruptions, inflation, and rising interest rates; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality, and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions, and credits; the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; the impact of pandemics, epidemics, or other public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic; the impact of labor shortages or increased labor costs; obligations under our retirement plans; benefits, savings, or additional costs from business realignment, cost containment, and productivity improvement programs; the potential impact of adopting new accounting pronouncements; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Part I, Item 1A. Risk Factors of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the impact of goodwill impairment charges; the impact of equipment upgrades, equipment failures, and facility damage on production; failure to realize or delays in realizing expected benefits from capital and other projects, including investments in processing and manufacturing technology improvements and information technology systems; the cyclicality and impact of general economic conditions; the impact of inflation, rising interest rates, and foreign currency fluctuations; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; increases in the relative value of the U.S. dollar; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; the impact of impairment of assets other than goodwill; the impact of pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; the impact of increasing attention to environmental, social, and governance matters; translation risks associated with fluctuation in foreign exchange rates; the impact of hedging transactions; inability to obtain or renew business licenses and permits; environmental compliance costs and potential environmental liabilities; increased environmental regulations and enforcement; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

PART I

ITEM 1. BUSINESS

General

On July 26, 2023, Schnitzer Steel Industries, Inc. announced its new brand and assumed name, Radius Recycling, reflecting its position within and connection to the circular economy. The Company will seek approval from its shareholders to change its legal name to Radius Recycling, Inc. at its January 2024 Annual Meeting of Shareholders.

Founded in 1906, Radius Recycling is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 54 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

We believe long-term demand for recycled metals will continue to be driven by factors including global economic growth and an increased focus on environmental policies promoting natural resource conservation, decarbonization, and lower energy usage. We believe the significant environmental benefits and production efficiencies associated with steelmaking that maximizes the use of recycled metal as a raw material, compared to iron ore mined from natural resources, will positively contribute to worldwide long-term demand for recycled ferrous metal. Further, we believe decarbonization efforts by companies, industries, and governments around the world, including investments in low carbon technologies such as renewable energies, electric vehicles, and energy efficiency solutions that are more metal intensive and minimize carbon dioxide emissions from the use of fossil fuels, among other factors, support global long-term demand for recycled nonferrous metal such as aluminum and copper.

Business Acquisitions

Recycling Services

On November 18, 2022, we acquired the operating assets of ScrapSource, a recycling services company that provides solutions for industrial companies that generate scrap metal from their manufacturing process. The acquired business expands our national recycling services operations and utilizes primarily long-term contracts through which ScrapSource charges a fee to suppliers of scrap material in exchange for its services. The total purchase consideration was approximately $25 million.

Expansion of Southeast Recycling Operations

On April 29, 2022, we acquired two recycling facilities in the greater Atlanta, Georgia metropolitan area, including a metal shredding operation and recycled auto-parts center, from the previous owners of Encore Recycling. The total purchase consideration was approximately $64 million. On October 1, 2021, we acquired eight metals recycling facilities across Mississippi, Tennessee, and Kentucky from Columbus Recycling, a provider of recycled ferrous and nonferrous metal products and recycling services. The total purchase consideration was approximately $117 million. The acquired Encore Recycling and Columbus Recycling operations purchase and process scrap metal from industrial manufacturers, local recycling companies, and individuals, and sell the recycled products to regional foundries and steel mills. The acquired Encore Recycling operations also purchase and recycle end-of-life vehicles, including through use of its shredding, nonferrous processing, and separation systems. Combined with our other regional metals recycling facilities and recycled auto-parts centers, the acquired operations offer additional recycling products, services, and logistics solutions to customers and suppliers across the Southeastern United States and nearly doubled our metals recycling facility count in the region.

See Note 7 - Business Acquisitions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

2 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

We invest in nonferrous metal extraction and separation technologies to optimize the recovery of valuable nonferrous metal and to meet the metal purity requirements of customers. We have a major strategic initiative currently in progress and partially completed to replace, upgrade, and add to our existing nonferrous metal recovery technologies in order to increase metal recovery and the volume of nonferrous material from shredding operations, provide additional product optionality, create higher quality furnace-ready products, and reduce the metallic portion of shredder residue disposed in landfills. Our program comprises seven primary nonferrous recovery systems at our major shredder facilities. Of these systems, three are major aluminum and four are major copper recovery systems. Our initiative also includes two aluminum separation systems, one on each coast, and four copper separation systems. The construction, commissioning, and ramp up of these new technologies, including commencement of permitting approvals, began substantially in fiscal 2021 and are anticipated to be completed during fiscal 2024, with total capital expenditures estimated to be approximately $133 million, of which approximately $130 million has been incurred, including $21 million during fiscal 2023.

In addition to the sale of recycled metal processed at our facilities, we provide a variety of recycling and related services including brokering the sale of ferrous and nonferrous scrap metal generated by retail and industrial entities and demolition projects to customers in the domestic market, among other services. We also lease machinery assets to customers primarily to facilitate the provision of reverse logistics and other recycling services. Contract consideration for our recycling services is generally less sensitive to changes in market prices for scrap metal compared to sales of recycled metal from our recycling operations.

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

3 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Products and Services

Recycled ferrous metal is a key feedstock used in the production of finished steel and is largely categorized into heavy melting steel (“HMS”), plate and structural (“bonus”), and shredded scrap metal (“shred”), although there are various grades of each category depending on metal content and the size and consistency of individual pieces. These attributes affect the product’s relative value.

Our nonferrous products include mixed metal joint products recovered from the shredding process, as well as aluminum, copper, stainless steel, nickel, brass, titanium, lead, and high temperature alloys. We also sell catalytic converters to specialty processors that extract the nonferrous precious metals including platinum, palladium, and rhodium.

We provide recycling and related services involving scrap metal and other recyclable materials to a range of customers, including large retailers, industrial manufacturers, original equipment manufacturers, and owners of end-of-life railcars. These services include primarily scrap brokerage, certified destruction, automotive parts recycling, railcar dismantling, and reverse logistics. During fiscal 2023, we expanded our recycling services operations through our acquisition of ScrapSource. Also in fiscal 2023, we launched our integrated recycling services activities under our trademarked 3PRTM brand which stands for third-party recycling and encompasses all our recycling services offerings.

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

Active Facilities

Tabular presentation of our active facilities by geographic region is as follows:

	Auto Parts Stores	Metals Recycling Facilities(1)	Total Recycling Facilities(2)	Large-Scale Shredders(3)	Deepwater Ports	Steel Facilities(4)
Northwest (WA, OR, MT)	7	8	15	2	2	1
Southwest and Hawaii (CA, NV, UT, HI)	22	7	29	2	2	1
Midwest and South (AR, IL, IN, OH, MO, KS, TX)	12	—	12	—	—	—
Northeast (MA, ME, NH, RI)	2	9	11	1	2	—
Southeast and Puerto Rico (GA, AL, TN, FL, VA, KY, MS, PR)	3	26	29	2	1	—
Western Canada (BC, AB)	4	4	8	—	—	—
Total	50	54	104	7	7	2

(1)
Excludes joint venture facilities.
(2)
Excludes one dedicated recycling services office in Texas.
(3)
All large-scale shredding operations employ nonferrous extraction and separation equipment.
(4)
Includes one steel mill in Oregon and one distribution center in California.

4 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. The spread between selling prices for processed metal and the cost of purchased scrap metal (metal spread) is subject to a number of factors, including differences in the market conditions between the domestic regions where scrap metal is acquired and the areas in the world to which the processed metals are sold, market volatility from the time the selling price is agreed upon with the customer until the time the scrap metal is purchased, changes in the availability of scrap metal including the volume generated by source and grade, and changes in transportation costs. We generally benefit from sustained periods of stable or rising recycled metal selling prices, which allow us to better maintain or increase both operating income and unprocessed scrap metal flow into our facilities. When recycled metal selling prices decline, either sharply or for a sustained period, our operating margins typically compress.

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

Customers and Markets

Approximately 95% of our consolidated revenues are derived from sales of recycled ferrous and nonferrous metal products and finished steel products. We sell our recycled ferrous and nonferrous metal products globally to steel mills, foundries, refineries, smelters, wholesalers, and other recycled metal processors. Our finished steel customers are primarily steel service centers, construction industry subcontractors, steel fabricators, wire drawers, and major farm and wood products suppliers. We had no external customers that accounted for 10% or more of our consolidated revenues in fiscal 2023, 2022, or 2021.

Recycled Ferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous metal sold to foreign and domestic customers, during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Ferrous revenues
Domestic	$408,441	$438,026	$289,742	(7)%	51%
Foreign	1,031,542	1,476,229	1,268,149	(30)%	16%
Total ferrous revenues	$1,439,983	$1,914,255	$1,557,891	(25)%	23%
Ferrous volumes (LT, in thousands)(1)
Domestic(2)	1,952	1,806	1,500	8%	20%
Foreign	2,424	2,810	2,908	(14)%	(3)%
Total ferrous volumes (LT, in thousands)(3)	4,376	4,616	4,408	(5)%	5%

LT = Long Ton, which is equivalent to 2,240 pounds.

(1)
Ferrous volumes sold externally and delivered to our steel mill for finished steel production.
(2)
Domestic includes volumes delivered to our steel mill for finished steel production.
(3)
May not foot due to rounding.

5 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

We export recycled ferrous metal primarily to countries in Asia, the Mediterranean region, and North, Central, and South America. Ferrous exports made up 55%, 61%, and 66% of our total ferrous volumes in fiscal 2023, 2022, and 2021, respectively. In fiscal 2023, the three countries from which we derived our largest ferrous export revenues from external customers were Bangladesh, Turkey, and India, which collectively accounted for 72% of our total ferrous export revenues. In fiscal 2022 and 2021, the three countries from which we derived our largest ferrous export revenues from external customers accounted for 71% and 63%, respectively, of our total ferrous export revenues. We generally attribute revenues from external customers to individual countries based on the country in which the customer is located. Our three largest external recycled ferrous metal customers accounted for 23% of total ferrous revenues in fiscal 2023, compared to 22% and 25% in fiscal 2022 and 2021, respectively.

Recycled Nonferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous metal sold to foreign and domestic customers during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Nonferrous revenues
Domestic	$378,972	$480,919	$367,744	(21)%	31%
Foreign	402,130	411,525	317,118	(2)%	30%
Total nonferrous revenues	$781,102	$892,444	$684,862	(12)%	30%
Nonferrous volumes (pounds, in thousands)(1)
Domestic	316,490	298,279	219,126	6%	36%
Foreign	422,447	389,140	374,252	9%	4%
Total nonferrous volumes (pounds, in thousands)(2)	738,937	687,419	593,378	7%	16%

(1)
All nonferrous volumes sold externally.
(2)
May not foot due to rounding.

Nonferrous exports made up 57%, 57%, and 63% of our total nonferrous sales volumes in fiscal 2023, 2022, and 2021, respectively. The substantial majority of our nonferrous joint products recovered from the shredding process are sold to the export market currently and made up 44%, 45%, and 44% of our total nonferrous sales volumes in fiscal 2023, 2022, and 2021, respectively. In fiscal 2023, the three countries from which we derived our largest nonferrous export revenues from external customers were Malaysia, China, and India, which collectively accounted for 72% of our total nonferrous export revenues. In fiscal 2022 and 2021, the three countries from which we derived our largest nonferrous export revenues from external customers accounted for 68% and 69%, respectively, of our total nonferrous export revenues.

Finished Steel Products

The table below sets forth, on a revenue and volume basis, the amount of finished steel products sold during the last three fiscal years ended August 31:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Steel revenues(1)	$507,550	$531,731	$379,203	(5)%	40%
Finished steel sales volumes (ST, in thousands)	521	465	488	12%	(5)%

ST = Short Ton, which is equivalent to 2,000 pounds.

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

We sell finished steel products to customers located primarily in the Western United States and Western Canada. Customers in California accounted for 53%, 55%, and 52% of our steel revenues in fiscal 2023, 2022, and 2021, respectively.

6 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

Sources of Unprocessed Metal

The most common forms of purchased unprocessed metal are obsolete machinery and equipment, such as automobiles, railroad cars, railroad tracks, home appliances and other consumer goods, scrap metal from manufacturing operations and retailers, and demolition metal from buildings and other infrastructure. Unprocessed metal is acquired from a diverse base of suppliers who unload at our facilities, from drop boxes at suppliers’ industrial sites, and through negotiated purchases from other large suppliers, including railroads, manufacturers, automobile salvage facilities, metal dealers, various government entities, and individuals. We typically seek to locate our retail auto parts stores in major population centers with convenient road access. Our auto parts store network spans 16 states in the U.S. and two provinces in Western Canada, with a majority of the stores concentrated in regions where our large-scale shredders are located. Through our network of auto parts stores, we seek to obtain salvaged vehicles from four primary sources: private parties, tow companies, auto auctions, and municipal and other contracts. We have a program to purchase vehicles from private parties called “Cash for Junk Cars” which is advertised in local markets. Private parties either call a toll-free number and receive a quote for their vehicle or obtain an instant online quote. The private party can either deliver the vehicle to one of our retail locations or arrange for the vehicle to be picked up. We also employ car buyers who travel to vendors and bid on vehicles. Further, we enter into limited duration contracts with public entities and other third parties for vehicle dismantling and asset recovery services, which provide a source of low-cost salvage vehicles. The expiration of such contracts may lead us to seek alternative sources of vehicles, potentially at a higher cost. We also source scrap metal and other recyclable materials through our recycling services from a range of customers including large retailers, industrial manufacturers, original equipment manufacturers, and railcar owners.

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

7 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

The supply of scrap metal from these various sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in recycled metal prices, particularly in the short term, as well as in costs such as labor and energy incurred by suppliers to generate scrap metal at economically viable levels. The effects of competition for supply of scrap metal, including of specific grades, can significantly impact the flow of scrap volumes into our facilities, our metal spreads, and our operating margins. The supply of scrap metal can also fluctuate, to a lesser degree, due to seasonal factors, such as severe weather conditions, which can inhibit scrap metal collections at our facilities and production levels in our facilities. Severe weather conditions can also adversely impact the timing of shipments of our products, the level of manufacturing activity utilizing our products, and retail admissions at our auto parts stores.

We operate an EAF steel mill in the Western U.S. that sources substantially all its recycled metal requirements from integrated metals recycling and joint venture operations. These operations provide our steel mill a mix of recycled metal grades, which allow the mill to achieve optimum efficiency in its melting operations.

Energy Supply

We require electricity to run our steel manufacturing operations, primarily its EAF. We purchase electricity under a long-term contract with McMinnville Water & Light (“MW&L”), which in turn relies on the Bonneville Power Administration. We entered into our current contract with MW&L in October 2011 that expires in September 2028. Our steel manufacturing operation also needs natural gas to operate its reheat furnace, which is used to reheat billets prior to moving them through the rolling mill. We address this demand through a natural gas agreement that obligates us at each month-end to purchase a volume of gas based on our projected needs for the immediately subsequent month on a take-or-pay basis priced using published natural gas indices. We periodically enter third-party contracts that mitigate the effect of changes in index prices on our natural gas cost for a portion of our consumption. The combined electricity and natural gas costs for our steel mill represented approximately 1% of our consolidated cost of goods sold in each of fiscal 2023, 2022, and 2021.

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

Demand for our products is cyclical in nature and sensitive to general economic conditions, structural and cyclical changes in markets, and other factors. For example, in fiscal 2023, an environment of slower economic growth and activity contributed to weaker market conditions for recycled metals globally, leading to significantly lower average net selling prices for our ferrous and nonferrous products year-over-year. We compete globally for the sale of processed recycled metal to finished steel and other metal product producers. The predominant competitive factors that impact recycled metal sales are price (including duties and shipping cost), reliability of service, product quality, the relative value of the U.S. dollar, and the availability and price of raw material alternatives, including recycled metal substitutes, such as pig iron, direct reduced iron, and hot briquetted iron (all three derived from iron ore), and semi-finished products, such as steel billets. Our ability to compete in certain export markets may be impacted by sanctions and trade actions, such as tariffs, quotas, and other import restrictions, and by licensing and inspection requirements. Further, our ability to sell into certain countries may be subject to product quality requirements. Such restrictions may require us to perform additional processing and packaging of certain recycled nonferrous metal products, as well as engage in increased inspection and certification activities, in order to continue selling into the affected markets.

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

Our primary domestic competitors for the sale of finished steel products include Nucor Corporation’s manufacturing facilities in Arizona, Utah, and Washington, and Commercial Metals Company’s manufacturing facilities in Arizona. In addition to domestic

8 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

competition, we compete with foreign steel producers, principally located in Asia, Canada, Mexico, and Central and South America, primarily in shorter length rebar and certain wire rod grades. The principal competitive factors in the steel market currently are price, quality, service, product availability, and the relative value of the U.S. dollar.

For more than a decade, our steel manufacturing operation, as part of a U.S. industry coalition, petitioned the U.S. Government under our international trade laws for relief in the form of antidumping and countervailing duties against wire rod and rebar products from a number of foreign countries. Many of those cases were successful, and the resulting antidumping and countervailing duty orders led to a decrease in finished steel imports into our domestic markets from the peak reached in fiscal 2016. Those antidumping and countervailing duty orders remained in effect during fiscal 2022. The duties imposed as part of these orders are periodically reassessed through the administrative review process. In addition, the U.S. Government conducts sunset reviews every five years to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative decisions allow the orders to continue for an additional five years. During fiscal 2023, sunset reviews of the antidumping duty orders covering rebar from Japan and Taiwan, the countervailing duty order covering rebar from Turkey, the antidumping duty orders covering wire rod from Belarus, Italy, Russia, South Africa, South Korea, Spain, Turkey, Ukraine, the United Arab Emirates, and the United Kingdom, and the countervailing duty orders covering wire rod from Italy and Turkey were completed. All reviews resulted in affirmative determinations such that the orders will remain in effect for an additional five years. During fiscal 2024, an additional sunset review covering rebar is likely to be initiated. If the final determination in any of these reviews is to revoke one or more of the orders, imports from those countries could increase which would negatively affect our results of operations, cash flows, and financial position.

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

Coronavirus Disease 2019 (“COVID-19”)

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders, we operated across our footprint throughout the COVID-19 pandemic. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved beginning in fiscal 2021 and continued to improve through most of fiscal 2022. However, there are ongoing global impacts resulting directly or indirectly from the pandemic, including labor shortages, logistical challenges, and increases in costs for certain goods and services including due to the impact of inflation, which have negatively impacted our sales volumes, operating costs, and financial results to varying degrees.

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
•
The management, treatment, and discharge of wastewater and storm water;

9 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

•
The generation, discharge, storage, handling, transportation, and disposal of hazardous materials and secondary materials;
•
The protection of our employees’ health and safety; and
•
Climate change generally.

Environmental legislation and regulations have changed rapidly in recent years, and it is likely that we will be subject to more stringent environmental standards in the future. Legislation has been proposed in the U.S. Congress on multiple occasions to address greenhouse gas (“GHG”) emissions and global climate change. In August 2022, President Biden signed the Inflation Reduction Act (“IRA”), a bill that, among other things, creates financial incentives intended to combat climate change, including by directly or indirectly discouraging use of oil and natural gas in favor of alternative sources of energy, among other measures. We cannot predict with any certainty at this time how the climate-related measures in the IRA may affect our operations. A number of states, including states in which we have operations and facilities, have considered, are considering, or have already enacted legislation or executive action to develop information on or address climate change and GHG emissions, including state-level “cap and trade” programs and climate risk and carbon emissions disclosure requirements. For example, new laws in California (i) will require companies doing business in the state with more than $1 billion in total annual revenues to annually disclose Scope 1 and 2 greenhouse gas emissions data starting in 2026 (for the prior financial year, starting on or after January 1, 2025) and Scope 3 emissions starting in 2027 (covering financial years starting on or after January 1, 2026); and/or (ii) will require companies doing business in the state with annual revenues over $500 million to biannually disclose their climate-related financial risks and the measures they have adopted to reduce and adapt to these risks. These actions may potentially inform and/or surpass the climate-related disclosure requirements proposed by the Securities and Exchange Commission (“SEC”).

Currently, we are required to annually report GHG emissions from our steel mill to the State of Oregon Department of Environmental Quality (“ODEQ”) and the EPA, and our operations in Oregon are subject to or may be impacted by ODEQ regulations, standards, and programs aimed at limiting GHG emissions and toxic air emissions in the state including from large stationary sources such as our steel mill and Portland metals recycling facility. The implementation of such regulations, standards, and programs and any associated costs, including any operating or capital expenditures, are uncertain, but may be material to our results of operations, cash flows, and financial position. In addition, we have and continue to incur material capital expenditures to enclose and install additional emission controls for our shredders to meet air emission standards or other regulatory requirements. See “Compliance with existing and future climate change, greenhouse gas, and other air emission laws and regulations may adversely impact our operating results” in Part I, Item 1A. Risk Factors. Our steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of approximately 950 thousand tons. The permit was first issued in 1998 and has since been renewed multiple times, most recently in April 2020 extending the permit through April 1, 2025. By letter dated June 22, 2023, ODEQ notified us that it intended to reopen our Title V permit for the steel mill for the purpose of incorporating the emissions of a third-party contractor that has operated on a portion of the site for decades. We have objected to such action and are engaged in discussions with ODEQ.

Federal, state, and local regulators have increased their focus on metals recycling and auto dismantling facilities that has or could lead to new or expanding regulatory requirements. For example, the California Department of Toxic Substances Control (“DTSC”) has increased its enforcement actions and sought to impose additional permitting and regulatory requirements on the metals recycling industry in the state that has resulted in increased, and could in the future further increase, operating and compliance costs and require additional capital expenditures. In addition, in July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in air emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See Part I, Item 3. Legal Proceedings of this report.

The U.S. Federal Government and state and local regulators are also emphasizing efforts to strengthen environmental compliance and enforcement, including with respect to clean-up actions under superfund and hazardous waste laws, in overburdened communities that may be disproportionately impacted by adverse health and environmental effects. On September 10, 2021, U.S. EPA Region 9 and the California Environmental Protection Agency announced a joint effort to expand environmental enforcement in overburdened California communities. These initiatives could result in increased enforcement, compliance, and clean-up costs, including increased capital expenditures, at our facilities located at or near such communities.

10 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

We incurred capital expenditures related to environmental projects of $33 million, $35 million, and $21 million in fiscal 2023, 2022, and 2021, respectively, and we expect to spend approximately $35 million on capital expenditures related to environmental projects in fiscal 2024.

Indirect Consequences of Recent or Future Legislation and Regulation

Recent or future legislation or increased regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting, information technology systems, and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets, or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain, and the future of these programs or measures is unknown. Any adopted future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to or complying with such requirements. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

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

11 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Human Capital Resources

Employees

We hire employees from across the United States, Puerto Rico, and Canada and have employees residing in all states, territories, and provinces in which we operate. We aim to offer a competitive compensation package and suite of benefits that align our employees with the interests of our strategic long-term growth and our customers, communities, and shareholders. As of August 31, 2023, we had 3,353 full-time employees, 763 of whom were covered by collective bargaining agreements. Of our full-time employees as of August 31, 2023, approximately 95% resided in the United States.

Engagement

We believe employee engagement contributes significantly to our operational performance, achievement of our strategic goals, and the growth and development of our employees. Our leaders sponsor and, in many cases, lead employee engagement initiatives focusing on diversity, equity, inclusion, volunteering, community involvement, and job satisfaction. For example, our numerous Employee Resource Groups aim to broaden awareness of the diverse characteristics of our workforce and others, and we often survey our employees to gain feedback about our culture, employee experience, and leadership behaviors. In July 2023, for the third consecutive year, we were recognized as a certified Great Place to Work®. Achieving this prominent designation followed an all-employee Trust Index Survey process which had requested the views and beliefs of our employees.

Health & Safety

Safety is one of our core values. Our approach to safety is proactive and focuses on active leadership, fostering care and engagement, risk and hazard identification, training, frequent verification of the controls associated with higher-risk processes, applying what we learn from incidents, and using data to analyze and obtain insights to help reduce injuries and incidents. Creating a positive health and safety culture takes time and visible leadership that demonstrates care and concern for the health and safety of our employees.

We regularly track and evaluate numerous leading indicators, which are proactive, preventive, and predictive measures that provide information about the effective performance of our health and safety systems, processes, and critical controls, and which allow us to take preventive action to address lapses or hazards before they turn into an incident. Leading indicators that we use in connection with our health and safety programs include employee training and attendance, workplace inspections, corrective action closure rates, hazard response time analysis, and frequency and quality of layered safety observations conducted at all levels of the organization.

We also track health and safety performance using industry-standard metrics including but not limited to the following:

•
Total Case Incident Rate (“TCIR”)
•
Days Away, Restricted, or Transferred (“DART”) Rate
•
Lost Time Incident Rate (“LTIR”)

We work continuously to improve all aspects of our health and safety performance. Our safety strategy emphasizes the prevention of serious injuries and fatalities, works toward achieving zero injuries, and empowers employees to cultivate personal safety leadership. With zero injuries as our ultimate aspiration, we are working toward a near-term goal of a 1.00 TCIR by the end of fiscal 2025 (one recordable injury per 200,000 working hours). In fiscal year 2023, we observed fluctuations in our lagging safety indicators. While there was a year-over-year increase in recordable injuries and associated rates in fiscal 2023, we also observed an overall decrease in the severity and number of significant injuries. Enhanced safety engagements counterbalanced these fluctuations, increased hourly participation in workplace observations, and improved incident learning and communications practices, reflecting our commitment to ongoing safety improvement.

12 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

For the ninth consecutive year, we were named one of the 2023 World’s Most Ethical Companies by the Ethisphere Institute. This award is given to companies that foster a culture of ethics and transparency at every level of the company by demonstrating leadership across five key categories: ethics and compliance programs; environmental and societal impacts; culture of ethics; governance; and leadership and reputation. Through the annual process of applying for this award and analyzing our scores across all categories, we gain significant insight into current best practices and can plan and implement improvements to our Company-wide communications, training programs, and other initiatives to enhance our culture.

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate.

At October 25, 2023, the executive officers of the Company were as follows:

Name	Age	Office
Tamara L. Lundgren	66	Chairman, President and Chief Executive Officer(1)
Richard D. Peach	60	Executive Vice President and Chief Strategy Officer(2)
Stefano R. Gaggini	52	Senior Vice President and Chief Financial Officer(3)
Steven G. Heiskell	54	Senior Vice President and President, Recycling Products & Services(4)
Brian Souza	54	Senior Vice President and Chief Operations Management Officer(5)
James Matthew Vaughn	51	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary(6)
Erich D. Wilson	55	Senior Vice President, Chief Human Resources Officer and Chief of Corporate Operations(7)
Mark Schuessler	44	Vice President and Chief Accounting Officer(8)

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
(5)
Mr. Souza served as a Regional Director from August 2013 until May 2015. Mr. Souza then served as Chief Business Officer & Vice President of Ferrous Sales from May 2015 until April 2020. Mr. Souza then served as Vice President and Chief of Ferrous Sales & Trading from April 2020 until June 2023. Mr. Souza was appointed Senior Vice President and Chief Operations Management Officer effective June 26, 2023.
(6)
Mr. Vaughn was appointed Senior Vice President, General Counsel and Corporate Secretary effective September 1, 2022 and Chief Compliance Officer effective January 6, 2023. Prior to joining the Company, Mr. Vaughn served in various executive positions at Par Pacific Holdings, Inc., an oil and gas exploration and production company, from July of 2014 through August of 2022.
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

13 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Available Information

Our Internet website address is www.radiusrecycling.com. We make available on our website, free of charge, under the caption “Investors – SEC Filings” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after electronically filing with or furnishing such materials to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. Also available on our website are our definitive Proxy Statements and ownership reports pursuant to Section 16(a) of the Securities Act of 1933. Copies of these filings may also be obtained from the SEC’s website (www.sec.gov).

We may use our website as a channel for distributing material Company information. Financial and other material information regarding our Company is routinely posted on and accessible at www.radiusrecycling.com/investors.aspx. You may register your e-mail under the caption “Investors – E-mail Alerts” to receive e-mail notifications of new company information.

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

Risk Factors Relating to Our Business

Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity

In December 2000, we were notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) that we are one of the potentially responsible parties (“PRPs”) that owns or operates or formerly owned or operated sites which are part of or adjacent to Portland Harbor. In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for Portland Harbor. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. Accordingly, the final cost may differ materially from that set forth in the ROD. The ROD provided only site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within Portland Harbor. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs. Except for certain early action projects in which we are not involved, remediation activities at Portland Harbor are not expected to commence for a number of years. Moreover, those activities are expected to be sequenced, and the order and timing of such sequencing has not been determined. We have joined with approximately 100 other PRPs in a voluntary process to establish an allocation of costs at Portland Harbor. We expect the next major stage of the allocation process to proceed in parallel with the remedial design process. In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. We are working with the Trustee Council to finalize an early settlement of our alleged natural resource damage liability at Portland Harbor. Our environmental liabilities as of August 31, 2023 and 2022 included $5 million and $6 million, respectively, relating to the Portland Harbor matters described above. Because the final remedial actions have not yet been designed and there has not been a determination of the allocation among the PRPs of costs of the investigations or remedial action costs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. Among the facts being evaluated are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within Portland Harbor, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remedial design, remedial action, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor. Most of these policies jointly insure us and MMGL, LLC (“MMGL”), an unaffiliated company, as the successor to a former subsidiary. We and MMGL have negotiated the settlement with certain insurers of claims against us related to Portland Harbor, continue to seek settlements with other insurers, and formed two Qualified Settlement Funds (“QSFs”) which became operative in fiscal 2020 and the second quarter of fiscal 2023, respectively, to hold such settlement amounts until funds are needed to pay or

14 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

reimburse costs incurred by us and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSFs may not cover all of the costs which we may incur.

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

Goodwill impairment charges may adversely affect our operating results

Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. As of August 31, 2023 and 2022, we had $229 million and $255 million, respectively, of goodwill on our balance sheet. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of one or more of our reporting units with allocated goodwill may be below its carrying amount. When testing goodwill for impairment, we may be required to measure the fair value of the reporting units as of a particular measurement date in order to determine the amount of impairment, if any. Market prices of our reporting units are not readily available; therefore, we typically estimate the fair value of reporting units with allocated goodwill using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each applicable reporting unit. The determination of fair value under this income approach involves the use of estimates and assumptions, including regarding revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate a reporting unit’s income approach valuation, as well as to estimate the fair value of our other reporting units, including those with no allocated goodwill, we use a market approach based on earnings multiple data, and we perform a reconciliation of our estimate of the aggregate fair value of all reporting units to our market capitalization, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above. Furthermore, we estimate the fair value of our reporting units as of a particular measurement date, most recently as of our fiscal 2023 annual goodwill impairment test date of July 1, 2023, based on information available to management as of the measurement date. Therefore, the impact of, for example, changes in market conditions after the measurement date may not be fully captured in management’s estimates and assumptions reflected in the fair values as of the measurement date.

As of our fiscal 2023 annual goodwill impairment test date of July 1, 2023, we performed the quantitative goodwill impairment test for three of our reporting units with allocated goodwill, and we recorded an impairment charge of $39 million, representing a portion of the carrying amount of goodwill allocated to one reporting unit. A lack of recovery or further deterioration in market conditions for recycled metals from current levels, a sustained trend of weaker than anticipated financial performance for the reporting units with allocated goodwill, including the pace and extent of operating margin and volume recovery, a lack of recovery or further decline in our share price from current levels for a sustained period, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations. See Note 8 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Equipment upgrades, equipment failures, and facility damage may lead to production curtailments or shutdowns

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces, and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or events. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as mechanical failures, fires, earthquakes, accidents, or violent weather conditions. For instance, although the impact on our operations as a result of natural disasters has not been significant to date, certain of

15 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

our facilities in Puerto Rico have experienced damage due to hurricanes, including as a result of Hurricane Fiona in September 2022, and certain facilities in California, Oregon, and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires. Additionally, we experienced a fire at our Cascade Steel Rolling Mills in McMinnville, Oregon in May 2021 as well as at our metals recycling facility in Everett, Massachusetts in December 2021. Direct physical loss or damage to property from these incidents was limited to the mill’s melt shop in the case of the steel mill and to the shredder building and equipment in the case of the Everett recycling facility, with no bodily injuries and no physical loss or damage to other buildings or equipment. With respect to the Everett facility shredder fire, on January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022, and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022, and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of our fiscal 2023. While we carry insurance that we anticipate will cover repair and replacement of property that experienced physical loss or damage and business income losses resulting from these fires, as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our insurance coverage is subject to deductibles, and various conditions, exclusions, and limits. Moreover, our insurance coverage may be unavailable or insufficient to protect us against losses in the case of future events. In addition, insurance may not continue to be available in the future on acceptable terms or at acceptable costs. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events also could disrupt customer and supplier relationships and could have a material adverse effect on our financial condition, results of operations, and cash flows.

Failure to realize or delays in realizing expected benefits from capital projects, including investments in processing and manufacturing technology improvements and information technology systems, may impact our financial condition, operating results, and cash flows

We may engage in capital projects based on the forecasted project economics, political and regulatory environments, and the expected return on the capital to be employed in the project. Large-scale projects may take many years to complete, during which time the political and regulatory environment or other market conditions may change from our forecast. For example, we make significant investments in processing and manufacturing technology improvements and other information technology systems aimed at increasing the efficiency and capabilities of our businesses and to maximize our economies of scale. Completion of and realization of the benefits from such improvements may be subject to many factors including, but not limited to, permitting, construction, equipment delivery, commissioning and ramp up, environmental compliance, and technology performance risks, some of which are outside our control and could result in further delays in such projects or require us to incur additional costs. Vendors may be unable to deliver on their commitments and permitting agencies may be delayed in issuing necessary permits which can cause construction, commissioning, and ramp-up time to take significantly longer than expected. For example, we have experienced some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures and in the timing of realization of the anticipated benefits of the technology improvements. We have also experienced increased commissioning and ramp-up times on some projects. Failure to realize or delays in realizing the anticipated benefits and to generate adequate returns on such capital projects may have a material adverse effect on our financial condition, results of operations, and cash flows.

We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition, and cash flows

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, the effects of inflation, changes in interest rates, and foreign currency exchange fluctuations. Increasing interest rates, both domestically and internationally, could lead to slowdowns in global investment and production, resulting in reduced generation of scrap and decreased demand for our products. For example, export net selling prices for recycled ferrous metal decreased by approximately $230 per ton, or approximately 40%, between May and June 2022, reflecting weaker demand primarily from slower global growth, including due to the impact of COVID-19 lockdowns in China, inflationary pressure including high energy prices, the strength of the U.S. Dollar, and steel inventory destocking. Similarly, market demand for most recycled nonferrous metals softened beginning in May 2022 resulting in selling prices declining sharply for a period followed by a partial recovery near the end of fiscal 2022. During fiscal 2023, we experienced periods of market recovery, but market conditions for recycled metals were weaker overall in comparison to fiscal 2022. In addition, in fiscal 2022 and 2023, increasing inflation impacted our operating costs, including, but not limited to, employee compensation costs and certain costs of production. Economic downturns

16 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition, and cash flows.

Changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions may adversely affect our operating results, financial condition, and cash flows

We generate a substantial portion of our revenues from sales to customers located outside the U.S., including countries in Asia, the Mediterranean region, and North, Central, and South America. In each of the last three years, exports comprised approximately 55 to 66 percent of our ferrous sales volumes and 57 to 63 percent of our nonferrous sales volumes. Our ability to sell our products profitably, or at all, into international markets is subject to a number of risks including adverse impacts of political, economic, military, terrorist, or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs, or other protectionist trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. The occurrence of such events and conditions may adversely affect our operating results, financial condition, and cash flows.

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

Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products

A significant portion of our recycled metal revenues is generated from sales to foreign customers, which are denominated in U.S. dollars. At times during our 2022 and 2023 fiscal years, the U.S. dollar strengthened relative to other world currencies. A strengthening U.S. dollar makes our products more expensive for non-U.S. customers, which may negatively impact our export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products thereby reducing demand for our products.

17 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Economic and geopolitical instability including as a result of military conflict could have a material adverse effect on our operating results, financial condition, and cash flows

In late February 2022, Russian military forces launched significant military action against Ukraine, which has continued through the date of this report. We do not have operations in Russia or Ukraine. Nevertheless, the war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other geographies where we do business, including our supply chain, business partners, and customers in those markets, which could result in lost sales, supply shortages, commodity price fluctuations, increased manufacturing costs, transportation logistics challenges, customer credit and liquidity issues, and lost efficiencies. The global energy crisis has been exacerbated by Russia's restrictions on energy exports which could similarly impact the geographies where we do business. In addition, the U.S. has taken certain trade actions as a result of the Russia-Ukraine conflict, which could result in retaliatory measures or actions, including tariffs, by Russia. While significant uncertainty exists with respect to this matter, the Russia-Ukraine conflict and its broader impacts, including any increased trade barriers or restrictions on global trade imposed by the U.S. or further retaliatory trade measures taken by Russia or other countries in response, could have a material adverse effect on our operating results, financial condition, and cash flows.

Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales

Our businesses require certain materials that are sourced from third-party suppliers. Although the synergies from our integrated operations allow us to be our own source for some raw materials, particularly with respect to recycled metal for our steel manufacturing operations, we rely on other suppliers for most of our raw material and other input needs, including inputs to steel production such as graphite electrodes, alloys, and other required consumables. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material and other input costs, and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower recycled metal prices, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. The effects of competition for supply of scrap metal, including of specific grades, can significantly impact the flow of scrap volumes into our facilities, our metal spreads, and our operating margins. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. For instance, in fiscal 2023, a slowdown in economic growth in the U.S., coupled with rising interest rates and inflation, led consumers and businesses to hold on to vehicles longer, constraining the supply of scrap metal including end-of-life vehicles, which resulted in significantly reduced processed volumes. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity or consolidation in the metal recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of recyclable material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles, including due to increasing trends over time in the proportion of electric vehicles sold to total vehicles sold, the pace of and the auto recycling industry response to which are uncertain, could adversely impact our ability to attract customers and charge admission fees and reduce parts sales at our auto parts stores. For example, cars purchased by our auto parts stores decreased by 8% in both fiscal 2022 and 2023, in each case compared to the prior fiscal year. Failure to obtain raw materials and other inputs to steel production, such as graphite electrodes, alloys, and other required consumables, could adversely impact our ability to make steel to the specifications of our customers.

Significant decreases in recycled metal prices may adversely impact our operating results

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled metal are subject to market forces beyond our control. While we attempt to respond to changing recycled metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled metal sales prices, which may adversely impact our operating income and cash flows. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices. For instance, in fiscal 2022, after rising strongly and reaching a peak in April 2022, market selling prices for recycled ferrous and nonferrous metals declined sharply in May through June, reflecting weaker demand primarily from slower global growth, including due to the impact of China COVID-19 lockdowns, inflationary pressure including high energy prices, the strength of the U.S. Dollar, and steel inventory destocking. For example, export net selling prices for recycled ferrous metal decreased by approximately $230 per ton, or approximately 40%, between May and June 2022, causing our operating margins to compress significantly in the fourth quarter of fiscal 2022. Ferrous export net selling prices decreased further between the fourth quarter

18 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

of fiscal 2022 and the first quarter of fiscal 2023, which contributed to the sequential decrease in our quarterly results between those periods.

Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products

Economic expansions and contractions in global economies can result in supply and demand imbalances in the global steel industry that can significantly affect the price of commodities used and sold by our business, as well as the price of and demand for finished steel products. In a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect free market conditions. In fiscal 2023 as well as in the past, overcapacity and excess steel production in these foreign countries resulted in the export of aggressively priced semi-finished and finished steel products. This led to disruptions in steel-making operations within other countries, negatively impacting demand for our recycled metal products used by EAF mills globally as their primary feedstock. Further, the import of foreign steel products into the U.S. at similarly aggressive prices have in the past adversely impacted finished steel sales prices and sales volumes. Existing or new trade laws and regulations may cause or be inadequate to prevent disadvantageous trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict or impose duties on the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, global demand for our recycled metal products could decline and imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for our recycled metal products and finished steel products.

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

Supply chain disruptions affecting our customers, end users of our recycled products, or our suppliers could adversely impact the demand for our products or the availability of inputs, increase our costs, or otherwise adversely impact our business

Supply chain disruptions and related labor shortages and logistics constraints have and could continue to impact our customers, end users of our recycled products, and our suppliers and adversely impact our business. Direct and indirect impacts on our business of such supply chain disruptions could include reduction in the demand for and price of certain of our products, slowdown in flows of scrap metal from certain supply channels, and reduced availability or increases in costs of other inputs, consumables, supplies, and capital equipment. Disruptions within our logistics or supply chain network could adversely affect our ability to produce or deliver our products in a timely manner, which could impair our ability to meet customer demand for products and result in reduced volumes and sales, increased supply chain costs, or damage to our reputation. Such disruptions in the future may result from a number of factors beyond our control. Supply chain disruptions due to any of those factors could negatively impact our financial performance or financial condition.

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

19 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

shortages, shipping industry consolidation, and disruptions in transportation routes and infrastructure, may adversely impact our ability to ship our products and our operating margins. These impacts could include delays or other disruptions in shipments in transit, including as a result of congested seaports and travel routes, or third-party shipping companies increasing their charges for transportation services or otherwise reducing or eliminating the availability of their containers, vehicles, rail cars, barges, or ships. For example, during fiscal 2022 and 2021, worldwide demand for logistical services increased sharply, which led to a global shortage of available shipping containers, congested seaports, and higher freight rates, impacting the timing of certain shipments and resulting in reductions in sales volumes of certain products. The delays in container shipping for U.S. exports were exacerbated by the backlog of containerized imports at U.S. seaports. While we aim to pass on the majority of shipping and related charges to our customers, there can be no assurance that we will be able to do so into the future. As a result, we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.

Impairment of assets other than goodwill may adversely affect our operating results

Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value of an asset group is not recoverable because it exceeds our estimate of future undiscounted cash flows from the use and eventual disposition of the operations related to the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value. The results of these tests for potential impairment, as well as the number and frequency of identified triggering events indicating potential impairment, may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If, as a result of the impairment test, we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations. In addition to goodwill and long-lived assets, we carry other assets on our balance sheet that are subject to impairment testing and potential loss recognition in accordance with applicable accounting standards. These other assets include, but are not limited to, investments in the equity of unconsolidated entities, assets held for sale, and assets abandoned either before or after they are placed in service. We recorded impairment charges totaling $11 million on assets other than goodwill in fiscal 2023, comprising primarily $5 million relating to an equity investment and $5 million relating to capitalized implementation costs for an abandoned cloud computing arrangement. Impairment of assets other than goodwill, if incurred in the future, could have a material adverse effect on our results of operations. See Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail on long-lived asset impairment charges.

Public health emergencies, such as pandemics or epidemics, could have an adverse effect on our business, results of operations, financial condition, and cash flows

Our operations expose us to risks associated with pandemics, epidemics, or other public health emergencies. Such events could lead to restrictions and mandates, which could be applied differently across jurisdictions, and there could be global impacts resulting directly or indirectly from such an event including labor shortages, logistical challenges, and supply chain disruptions such as increased port congestion, and increases in costs for certain goods and services. For instance, the onset of the coronavirus disease 2019 (COVID-19) outbreak, which the World Health Organization characterized as a global public health emergency from March 2020 through May 2023, negatively affected our business and ongoing global impacts have negatively affected our sales volumes, operating costs, and financial results to varying degrees and could continue to negatively affect our results of operations, cash flows, and financial position in the future.

Inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives may adversely impact our operating results

During the past several years, we implemented a number of productivity improvement, cost savings, and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. These initiatives included idling underutilized assets and closing facilities to more closely align our business to market conditions, implementing productivity initiatives to increase production efficiency and material recovery, and reducing certain operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions, savings from procurement activities, streamlining of administrative and supporting services functions, and other non-headcount measures. For example, in October 2022, we announced and began implementing productivity and cost reduction initiatives with a targeted annual benefit of approximately $40 million, and in January 2023, we announced incremental initiatives aiming to reduce selling, general, and administrative costs by approximately $20 million annually. These initiatives aim to improve profitability through a combination of increased yields, efficiencies in processing, procurement, and pricing, and reduced costs including from headcount reductions, decreased lease costs, professional and outside services, and implementation of operational efficiencies. We may undertake similar or additional productivity initiatives in the future in the normal course or in response to market conditions. Our ability to achieve or sustain the anticipated cost reductions and other benefits from these initiatives within the expected time frame is subject to many estimates and

20 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We have incurred, and may incur in the future, restructuring charges and other exit-related activities as a result of such initiatives. Failure to achieve or sustain the expected cost reductions and other benefits related to these productivity improvements, cost savings, and restructuring initiatives could have a material adverse effect on our results of operations and cash flows.

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

Changing economic conditions may result in customers not fulfilling their contractual obligations

We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms, and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its payment obligation under the contract prior to our shipment of the cargo. In times of changing economic conditions, including during periods of sharply falling recycled metal prices and global financial instability, there is an increased risk that customers may not be willing or able to fulfill their contractual obligations or open letters of credit. As of August 31, 2023 and 2022, 38% and 24%, respectively, of our accounts receivable balance were covered by letters of credit. In addition, in higher or rising commodity price environments and during periods of challenging global macroeconomic and steel industry conditions, we have experienced proportionately lower credit insurance coverage of applicable customer credit limits, which may increase our exposure to customer credit risk.

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

21 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations, and liquidity

We spend substantial resources ensuring that we comply with domestic and foreign laws and regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade, and governmental matters that arise in the course of our business and in our industry. For example, legal proceedings can include those arising from accidents involving Company-owned vehicles, including Company tractor trailers. In some instances, such accidents and the related litigation involve accidents that have resulted in third-party fatalities. An outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings and contingencies, see Part I, Item 3. Legal Proceedings and “Contingencies – Other” in Note 10 - Commitments and Contingencies in Part II, Item 8 of this report.

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

We may not realize our deferred tax assets in the future

The assessment of recoverability of our deferred tax assets is based on an evaluation of existing positive and negative evidence as to whether it is more-likely-than-not that they will be realized. If negative evidence outweighs positive evidence, a valuation allowance is required. Factors that may result in a valuation allowance include significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income, adverse changes in laws or regulations, and a variety of other factors. Recording a valuation allowance could have a material adverse impact on our results of operations and financial condition. In the past, we have recorded significant valuation allowances against our deferred tax assets. Deferred tax assets may require further valuation allowances if it is not more-likely-than-not that the deferred tax assets will be realized.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. Certain provisions of the IRA became effective in fiscal 2023. As of August 31, 2023, we did not meet the threshold to be subject to the 15% minimum tax. We may, however, be subject to the 1% excise tax on future share repurchases.

22 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

Increasing attention to environmental, social and governance (ESG) matters may impact our business and financial results

Increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote ESG-related change at public companies, including, but not limited to, through the investment and voting practices of investment advisers, pension funds, universities and other members of the investing community.

These activities have also aimed to increase the attention on and demand for action related to various ESG matters, which has contributed to increasing societal, investor, and legislative focus and pressure on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under the assumptions of demand-constrained scenarios, net-zero ambitions, transition plans, actions related to diversity and inclusion, political activities, racial equity audits, and governance standards. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Investors, stakeholders, and other interested parties are also increasingly focusing on issues related to environmental justice. This has resulted and is likely to continue to result in increased scrutiny with respect to our business and operations, which could in turn result in the cancellation or delay of projects, the revocation or delay of permits, termination of contracts, lawsuits, regulatory action, and policy change that may adversely affect our business strategy, increase our costs, and adversely affect our reputation and financial performance.

Responding to such ESG-focused activism has been and will likely continue to be costly and time-consuming. Such response efforts could also result in the implementation of certain ESG practices and/or disclosure requirements that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders. The methodologies and standards for tracking and reporting on ESG matters are relatively new, have not been standardized, and continue to evolve. As a result, our ESG-related disclosures, metrics, and targets may not necessarily be calculated in the same manner or comparable to similarly titled measures presented by us in other contexts, or by other companies or third-party estimates. While we believe that our ESG disclosures and methodologies reflect our business strategy and are reasonable at the time made or used, as our business or applicable methodologies, standards, or regulations develop and evolve, we may revise or cease reporting or using certain disclosures and methodologies if we determine that they are no longer advisable or appropriate. If our ESG disclosures and methodologies are or are perceived by government authorities, investors, or stakeholders to be inadequate, inaccurate, or non-compliant with applicable standards or regulations, or if we discover material inaccuracies therein, our reputation could be negatively impacted, and we could be exposed to litigation and other regulatory actions.

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

23 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

We may incur losses and additional costs as a result of our hedging transactions

We currently use interest rate swap derivative instruments, as well as derivative contracts for commodities used in normal business operations that are settled by physical delivery, and we expect to continue their use in the future. If the instruments we use to hedge our exposure to various types of risk are not effective or increase our exposure to unexpected events or risks, we may incur losses. In addition, we may be required to incur additional costs in connection with any future regulation of derivative instruments applicable to us.

Risk Factors Relating to the Regulatory Environment

Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate

We conduct certain aspects of our operations subject to licenses, permits, and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including metal recycling and auto parts facilities. Increased permitting requirements could require substantial additional capital expenditures, impose financial assurance obligations, subject us to increased compliance and penalty risks, severely limit operational flexibility, and increase operating costs, or adversely impact our ability to acquire or sell materials. Increased focus on strengthening environmental compliance and enforcement in overburdened communities that may be disproportionately impacted by adverse health and environmental effects may impact our ability to obtain or renew licenses and permits for facilities in or near such communities. In addition, changes in zoning and increased residential and mixed-use development near our facilities are reducing the buffer zones and creating land use conflicts with heavy industrial uses such as ours. This could result in increased complaints, increased inspections and enforcement including fines and penalties, operating restrictions, the need for additional capital expenditures, and increased opposition to maintaining or renewing required approvals, licenses, and permits. In addition, waste products from our operations are subject to classification and regulations that, among other things, determine how such materials may be handled, stored, transported, and disposed. Failure to obtain or maintain regulatory permits, approvals, or exemptions for such waste could materially increase our costs or limit our operations. For example, in fiscal 2022, as a result of court orders and regulatory changes, we were required at times to transport shredder waste from our Oakland facility out of state for disposal at increased costs. See Part I, Item 3. Legal Proceedings. As an additional example, our Bay Area Air Quality Management District (“BAAQMD”) permit to operate currently limits the number of ships that may call at our Oakland, California facility to 26 ships per year. In July 2018, we applied for a modification of such permit to increase the number of annual ship calls to 32 per year. BAAQMD has not acted on our permit modification request but, in the interim, had routinely issued annual Compliance and Settlement Agreements (“CSA”) to permit 32 ship calls in each year. In October 2022, however, BAAQMD declined to renew the CSA for 2022, following which we applied for and obtained a short-term variance authorizing the 32 ship calls in calendar year 2022. Unless we are able to operate within the current 26 ship call limit in calendar year 2023, we will need to apply for a similar variance for 2023. Failure to obtain such a variance in the future could have a material adverse effect on our financial condition and results of operations due to the reduced marine shipments, and lost profits related thereto. Additionally, by letter dated June 22, 2023, ODEQ notified the Company that it intended to reopen the Company’s Title V permit at the steel mill for purposes of incorporating the emissions of a third-party contractor that has operated on a portion of the site for decades. We have objected to such action and are engaged in discussions with ODEQ.

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
•
The use and treatment of groundwater;
•
Soil and groundwater contamination and remediation;

24 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

•
Generation, discharge, storage, handling, transportation, and disposal of hazardous materials and secondary materials;
•
Employee health and safety; and
•
Climate change generally.

We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. In recent years, capital expenditures for environmental projects have increased and have represented a significant share of our annual capital expenditures. Future environmental compliance costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing regulatory interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding emissions, groundwater, storm water and other testing requirements, and new information on emission or contaminant levels including with respect to emerging contaminants such as per- and polyfluoroalkyl substances (“PFAS”), uncertainty regarding adequate pollution control levels, the future costs of pollution control technology, and issues related to climate change.

We have seen an increased focus by federal, state, and local regulators on metals recycling and auto dismantling facilities and new or expanding regulatory requirements. For example, the California Department of Toxic Substances Control (“DTSC”) has increased its enforcement actions and sought to impose additional permitting and regulatory requirements on the metals recycling industry in the state that has resulted in and could in the future increase operating and compliance costs and require additional capital expenditures. In addition, in July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in air emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See Part I, Item 3. Legal Proceedings of this report.

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

The U.S. Federal Government and state and local regulators are also emphasizing efforts to strengthen environmental compliance and enforcement, including with respect to clean-up actions under superfund and hazardous waste laws, in overburdened communities that may be disproportionately impacted by adverse health and environmental effects. On September 10, 2021, U.S. EPA Region 9 and the California Environmental Protection Agency announced a joint effort to expand environmental enforcement in overburdened California communities. These initiatives could result in increased enforcement, compliance, and clean-up costs, including increased capital expenditures, at our facilities located at or near such communities.

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

25 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

agencies to take certain actions to reduce and regulate GHG emissions. Pursuant to this executive order, ODEQ adopted a new Climate Protection Program to limit GHG emissions in the state including from large stationary sources such as our steel mill. Pursuant to these regulations, the mill’s GHG process emissions will be subject to a best available emission reduction technology analysis and standard and its natural gas GHG combustion emissions will be subject to the cap and annual reductions applied to its natural gas supplier. The implementation of such regulations, standards, and programs and any associated costs, including any operating or capital expenditures, are uncertain, but may be material to our results of operations, cash flows, and financial position. The potential increased costs to us of natural gas supplies are also uncertain. In addition, the ODEQ Cleaner Air Oregon (“CAO”) program regulates toxic air emissions from manufacturing and commercial facilities located in Oregon. The ODEQ has published a prioritization list of the facilities within the state subject to the CAO program based on emissions inventories that facilities submitted to the ODEQ. The prioritization list established four tiers of risk groups. Our steel mill has been assigned to the first-tier risk group and entered the CAO program in 2020. To comply with the existing CAO program rules, and as they may be revised in the future, we must undertake an emissions inventory and a public health risk assessment for both our steel mill and our Portland metals recycling facility. We may be required to incur additional operating or capital expenditures to mitigate any significant identified emissions risks, and such expenditures may be material. In addition, we have and continue to incur material capital expenditures to enclose and install additional emission controls for our shredders to meet air emission standards. Recent and future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such requirements. Until the timing, scope, and extent of any future laws or regulations becomes known, we cannot predict the effect on our financial condition, operating performance, or ability to compete. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products.

Risk Factors Relating to Our Employees

Labor shortages or increased labor costs may adversely affect our operating results, financial condition, and cash flows

Our employees contribute to developing and meeting our business goals and objectives, and labor is a significant component of operating our business. The impact of labor shortages or increased labor costs because of increased competition for employees, unemployment levels and benefits, higher employee turnover rates, increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), may increase our costs or impede our ability to operate our facilities and could have a material adverse effect on our results of operations, financial condition, and cash flows. As a result of the tight labor markets we have experienced since fiscal 2021, we have received fewer job applicants in certain local markets, which, at times, hindered our ability to reach full staffing levels at some of our facilities. Recruiting and retaining employees in sufficient numbers to optimally staff our facilities may result in increases in our labor costs.

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

26 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

N/A.

27 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 2. PROPERTIES

Our facilities and administrative offices by division, type and location were as follows as of August 31, 2023:

		Number of Facilities
Type	Location	Owned(1)			Leased
Administrative Offices	California	—			1
	New Jersey	—			1
	Oregon	—			1
	Rhode Island	—			1
Auto Parts Stores	Alberta, Canada	—			3
	Arkansas	—			1
	British Columbia, Canada	—			1
	California(2)	3			16
	Florida	—			1
	Georgia	1			—
	Illinois	—			1
	Indiana	1			—
	Kansas	—			1
	Missouri	1			3
	Nevada	—			2
	Ohio	—			1
	Oregon	—			2
	Rhode Island	2			—
	Texas	—			3
	Utah	—			1
	Virginia	—			1
	Washington	1			4
Metals Recycling	Alabama	3			—
	British Columbia, Canada	—			4
	California	4	[A]	[B]	—
	Georgia	10	[B]		—
	Hawaii	1	[A]	[B]	1
	Kentucky	3			1
	Maine	2			—
	Massachusetts	2	[A]	[B]	1
	Mississippi	3			—
	Montana	1			—
	Nevada	—			1
	New Hampshire	2			—
	Oregon	4	[A]	[B]	—
	Puerto Rico	1	[A]	[B]	3
	Rhode Island	1			1	[A]
	Tennessee	1			1
	Washington	3	[A]	[B]	—
Steel Mill	Oregon	1			—
Steel Distribution	California	1			—
Recycling Services	Texas	—			1
	Total Operating Facilities and Administrative Offices	52			59
	Non-Operating	7			7
		59			66

[A] Operation includes a deepwater port. Puerto Rico and Hawaii operations access deepwater ports through public docks.

[B] Includes large-scale shredding operations.

(1)
Includes eight primarily owned facilities where an adjacent or supplementary parcel of the site is leased.
(2)
Three sites are jointly owned with minority interest partners.

28 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

On February 23, 2021, the California State Department of Toxic Substance Control (“DTSC”) issued a corrective action enforcement order with respect to our metal recycling facility in Oakland, California that would require us to submit a current conditions report, to undertake a facilities investigation, risk assessment, a corrective measures study, and to implement corrective measures selected by the DTSC based on those assessments and studies. We dispute DTSC’s alleged jurisdictional basis for the order, as well as the scope of work required by the order, which we believe is unwarranted and duplicative of ongoing assessments being conducted under the oversight of another state agency. We have filed a notice of defense that by law stays the effectiveness of the order and are challenging the order through the DTSC administrative process.

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

In January 2018, the Company received a finding of violation letter from the United States Environmental Protection Agency (“USEPA”) with respect to alleged violations of environmental requirements stemming from refrigerant recovery management program inspections at 12 of our facilities in the New England and Pacific Northwest regions in July 2017 and November 2017. Except with respect to a minor and now corrected non-compliance matter at one facility, we believe that we were in compliance with the relevant regulations. Nevertheless, in December 2017 and prior to receipt of the USEPA letter, we implemented improvements to our refrigerant recovery management program to further strengthen that program, including improvements to address concerns raised by USEPA during the inspections. We conferred with USEPA and the United States Department of Justice (“USDOJ”) regarding the alleged violations and reached agreement to settle this matter. On April 21, 2022, the USDOJ on behalf of the USEPA filed a Complaint and lodged a Consent Decree reflecting the terms of the agreed settlement with the United States District Court for the District of Massachusetts, which Consent Decree was entered as a final judgment by the Court on June 23, 2022. Pursuant to the Consent Decree, the Company agreed to settle the matter without admitting any liability with respect to the allegations in the Complaint for a civil penalty of $1.55 million, implementation of an approved, further enhanced refrigerant recovery management program, and execution of a R-12 refrigerant destruction mitigation project. The Company has implemented the USEPA approved enhanced refrigerant recovery management program at its metals recycling facilities, implemented the mitigation project and paid the civil penalty on July 18, 2022.

29 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

In January 2020, the USEPA issued a Notice of Violation (“NOV”) based on its evaluation of data requested during a June 2019 inspection at our facility in Oakland, California alleging the same violation of a Bay Area Air Quality Management District (“BAAQMD”) air emissions rule that was the subject of a Compliance and Settlement Agreement (“CSA”) with BAAQMD that was executed as of September 22, 2020 and also alleging violations of Title V Major Source permitting requirements based on source testing results of the enclosed shredder. The CSA required the installation of new emission controls for volatile organic compounds (“VOCs”), the payment of a civil penalty and excess emissions fees totaling $400 thousand, and the provision of certain VOC offsets. The Company timely filed an application for a Title V Major Source Permit and simultaneously filed an application for Synthetic Minor Operating Permit based on the proposed installation of Regenerative Thermal Oxidizers and acid gas scrubbers. The Company maintains that the timely filing of a Title V Major Source permit application constitutes compliance with Title V Major Source rules and that USEPA’s Title V non-compliance allegations are erroneous. The Company has conveyed that position to USEPA and has provided USEPA with documentation requested by USEPA confirming our position. To date, USEPA has taken no further action relating to the NOV. In addition, the Company has completed installation of new VOC emissions controls that have achieved compliance with the BAAQMD emissions rule. Accordingly, the Company does not believe that federal enforcement of the BAAQMD rule or Title V permitting requirements is warranted.

On September 3, 2021, the Oregon Department of Environmental Quality (“ODEQ”) issued a Pre-Enforcement Notice (“PEN”) alleging that the Company’s metal shredder facility in Portland, Oregon was in violation of Title V of the federal Clean Air Act (“CAA”). In the PEN, ODEQ also alleged violations of major source new source review, CAO and federal hazardous air pollutant control technology requirements and gave notice to the Company that ODEQ had referred the matter to USEPA for review and possible formal enforcement. On April 25, 2022, the Company received an Information Request from USEPA, Region 10 under Section 114 of the CAA with respect to both the Portland shredder facility and the Tacoma metal shredder facility. The Company has responded to the Information Request. In our response, we identified why Title V does not apply to the Portland and Tacoma facilities, explained that we had submitted an application to ODEQ in December 2018 for an Air Contaminant Discharge Permit for the Portland facility with plant site emission limits that would limit emissions to less than Title V thresholds, noted that the Tacoma facility operates pursuant to an Order of Approval issued by the Puget Sound Clean Air Agency, described that we were proactively enclosing the shredders and installing particulate and volatile organic compound controls at both facilities, and included information on the permit applications that had been submitted in connection with the enclosure and emission control projects. The Company does not believe that any enforcement action is warranted in this matter. ODEQ issued a separate information request for the Portland facility on December 8, 2022, and EPA transmitted a letter to the Company on December 20, 2022, indicating that ODEQ would assume lead agency status for potential enforcement. We responded to the ODEQ information request on January 12, 2023, and submitted additional information on April 13, 2023. The Company has disputed ODEQ's allegations concerning the violations and is currently in negotiations regarding resolution of this matter. If additional emissions controls are required at either or both of the facilities, the costs of installation could be material to our results of operations and cash flows.

On June 22, 2023, ODEQ issued two separate letters to the Company concerning the steel mill’s Title V permit. In the first letter, ODEQ alleged violations related to fluoride and hydrogen fluoride emissions and also claimed a failure to fully implement a pollution prevention plan. The Company has filed a notice of contested case and is in discussions with ODEQ to resolve this matter. In the second letter, ODEQ notified the Company of its intent to reopen the steel mill’s Title V permit to include a third-party contractor’s emissions that has operated on a portion of the mill property for decades and to add a greenhouse gas plant site emissions limit compliance monitoring requirement to the Title V permit. The Company has contested ODEQ’s actions and is in discussions to resolve this matter.

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

30 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

standard for the shredder waste under an existing statutory exclusion, which allowed the Company to cease transporting its shredder waste out of state. Following the California Supreme Court’s denial of review of the Court of Appeals’ decision, the Company immediately sought reinstatement of its “f letters.” On April 3, 2023, the Company received confirmation from DTSC that the “f letters” are in effect, subject to certain conditions.

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

On May 6, 2022, the A’s filed an action in the Superior Court of the State of California, County of Alameda against the BAAQMD as Respondent and the Company as Real Party in Interest (the “BAAQMD Case”) alleging that the BAAQMD has failed to properly regulate the Company’s Oakland shredder facility under the federal and California Clean Air Acts and seeking an order requiring the BAAQMD to revoke the Company’s Permit to Operate for the Oakland facility. On June 3, 2022, the BAAQMD removed this action to the United States District Court, Northern District of California where the A’s had previously filed an action against the Company on July 7, 2021 raising substantially similar issues under the federal Clean Air Act’s citizen suit provision alleging violations by the Oakland facility of the federal Clean Air Act and permit conditions and seeking declaratory and injunctive relief, which action is currently in discovery with a trial, if any, currently scheduled for June 2024. The BAAQMD Case was remanded back to Alameda Superior Court on October 7, 2022, and no schedule has yet been established for that case.

On March 30, 2022, September 8, 2022, and July 31, 2023, the Company received letters from the COAG alleging violations of the Stipulation for Entry of Final Judgment and Order on Consent (“Consent Order”) issued by the Superior Court of the State of California, County of Alameda in February 2021 that was entered into with the Alameda County District Attorney, DTSC and COAG to settle certain alleged violations of environmental requirements at our Oakland metals recycling facility. The letters demand that the Company take additional measures to address the off-site release and deposition of light fibrous material (“LFM”). The Company does not believe that it is in violation of the Consent Order and has detailed the additional control measures that the Company has implemented and continues to implement to reduce the potential for releases of LFM from its Oakland facility. The Company is in continuing discussions with the COAG, the Alameda County District Attorney’s office, and DTSC regarding this matter and does not believe that further enforcement action is warranted.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

31 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol RDUS (SCHN prior to September 1, 2023). There were 147 holders of record of Class A common stock on October 23, 2023. Our Class A common stock has been trading since November 16, 1993. There was one holder of record of Class B common stock on October 23, 2023. Our Class B common stock is not publicly traded.

We declared our 118th consecutive quarterly dividend in the fourth quarter of fiscal 2023. The payment of future dividends is subject to approval by our Board of Directors and continued compliance with the terms of our credit agreement. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for further discussion of our credit agreement.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001, 2006, and 2008, our Board of Directors had previously authorized the repurchase of up to nine million shares of our Class A common stock when management deems such repurchases to be appropriate. On June 27, 2022, our Board of Directors authorized a new share repurchase program of up to an additional three million shares of our Class A common stock. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other factors, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase our common stock in fiscal 2023. We repurchased approximately 944 thousand shares for a total of $34 million in open-market transactions in fiscal 2022. We did not repurchase our common stock in fiscal 2021. As of August 31, 2023, there were approximately 2.8 million shares available for repurchase under the program.

The share repurchase program does not require us to acquire any specific number of shares, and we may suspend, extend, or terminate the program at any time without prior notice, and the program may be executed through open-market purchases, privately negotiated transactions, or utilizing Rule 10b5-1 programs.

32 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Performance Graph

The following graph and related information compare cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2018 through August 31, 2023, with the cumulative total return for the same period of (i) the S&P 500 Steel Index and (ii) the S&P 600 Metals & Mining Index. These comparisons assume an investment of $100 at the commencement of the five-year period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

Cumulative Total Shareholder Return
$2.00
$1.50
$1.00
$0.50
$-
$(0.50)
$(1.00)
U.S. Dollars ($)
August 31, 2018
August 31, 2019
August 31, 2020
August 31, 2021
August 31, 2022
August 31, 2023
Schnitzer Steel Industries, Inc. Class A
S&P 500 / Steel
S&P Small Cap 600 / Metals & Mining

	Year Ended August 31,
	2018	2019	2020	2021	2022	2023
Radius Recycling(1)(2)	$100	$87	$81	$197	$140	$144
S&P 500 Steel	$100	$78	$73	$188	$213	$258
S&P 600 Metals & Mining	$100	$66	$64	$116	$115	$151

(1)
Schnitzer Steel Industries, Inc. dba Radius Recycling Class A Common Stock
(2)
Because of the composition of our major product categories, we have no direct market peer issuers.

ITEM 6. [RESERVED]

33 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the fiscal years ended August 31, 2023 and 2022. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included in Part II, Item 8 of this report.

For discussion of our results of operations for fiscal year 2021 including comparison to fiscal 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2022.

Business

Founded in 1906, Radius Recycling is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 54 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

34 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Strategic Priorities

As we continue to closely monitor economic conditions, we remain focused on the following core strategies and plans to meet our business goals and objectives:

•
Long-term expansion of ferrous and nonferrous scrap metal supply and processing, sales volumes, and operating margins;
•
Manufacturing and information technology investments and process improvements to increase the separation and recovery of metal materials from our shredding process, expand product optionality, enable volume growth, increase efficiency, and expand recycling services;
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

Key economic factors and trends affecting the industries in which we operate

We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. and Western Canada. Demand for most of our products is cyclical in nature and sensitive to changes in general economic conditions. The timing and magnitude of the economic cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. Global economic conditions, including impacts of geopolitical instability and the COVID-19 pandemic, structural and cyclical changes in supply and demand conditions, inflation, rising interest rates, and the strength of the U.S. dollar, the availability and price of raw material alternatives, and trade actions such as tariffs affect market prices for and sales volumes of recycled ferrous and nonferrous metal in global markets and steel products in the Western U.S. and Western Canada and can have a significant impact on the results of our operations.

Market conditions for recycled metals globally were weaker in fiscal 2023 compared to the prior fiscal year driven by weaker demand primarily from slower global growth, including due to the impact of prolonged China COVID-19 lockdowns, inflationary pressure including high energy prices and increased scrap collection and other operating costs, rising interest rates, and the strength of the U.S. Dollar. Demand for recycled metals fluctuated throughout fiscal 2023, at times sharply, primarily reflecting the volatility in global steel demand and inventory levels. The slowdown in economic activity that began substantially in the second half of fiscal 2022 and persisted throughout fiscal 2023 led to reduced generation of scrap metal in the U.S. domestic market and increased competition for available scrap volumes. The tight supply flows in combination with the lower price environment for recycled metals put significant pressure on metals spreads in fiscal 2023, causing operating margin compression.

For our full 2023 fiscal year, the average net selling prices for our ferrous and nonferrous products decreased by 18% and 11%, respectively, compared to the prior fiscal year. In fiscal 2022, these average net selling prices increased by 19% and 23%, respectively, compared to fiscal 2021. For fiscal 2023, ferrous sales volumes decreased by 5% and nonferrous sales volumes increased by 7%, compared to the prior fiscal year. In fiscal 2022, sales volumes for these products increased by 5% and 16%, respectively, compared to fiscal 2021. Our ferrous and nonferrous sales volumes in fiscal 2023 reflected a full year, and in fiscal 2022 reflected a partial year, of additional volumes arising from the Columbus Recycling business acquired on October 1, 2021, and the Encore Recycling business acquired on April 29, 2022. Sales volumes for these products in fiscal 2023 reflected a partial year of additional volumes arising from the ScrapSource business acquired on November 18, 2022. As global economies revived and commercial and investment activities resumed in the wake of the COVID-19 pandemic, including throughout fiscal 2021 and continuing into fiscal 2022, demand for recycled metals and finished steel increased substantially, which contributed to periods of sharp increases in market selling prices for these products. Demand began to weaken in the fourth quarter of fiscal 2022, which continued into fiscal 2023 amid macroeconomic concerns including slower growth and inflationary pressures. During fiscal 2023, we experienced periods of market recovery, but market conditions for recycled metals, including supply flows, were weaker overall in comparison to fiscal 2022. Average net selling prices for our finished steel products, which are produced in our steel mill using EAF technology, decreased by 13% in fiscal 2023 compared to

35 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

the record-high levels reached in the prior fiscal year, but remained at historically high levels, reflecting continued strong market demand for these products.

We continue to believe decarbonization efforts by companies, industries, and governments around the world, including investments in low carbon technologies such as renewable energies, electric vehicles, and energy efficiency solutions that are more metal intensive and minimize carbon dioxide emissions from the use of fossil fuels, among other factors, support global long-term demand for our recycled metal products.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, our steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. We experienced loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. We have insurance that is fully applicable to the losses and filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $1 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. In fiscal 2021, we recognized an initial $10 million insurance receivable and related insurance recovery gain, the latter reported within cost of goods sold on the Consolidated Statements of Operations, primarily offsetting applicable losses incurred including capital purchases of $10 million that we had incurred as of the end of the fiscal year. In fiscal 2022, we increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain within cost of goods sold on the Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during fiscal 2022, we received advance payments from insurers totaling approximately $30 million towards our claims, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities on the Consolidated Balance Sheets as of August 31, 2022. In fiscal 2023, we received additional cash payments from insurers towards our claims totaling approximately $22 million, and in the fourth quarter of fiscal 2023 we reached a full and final settlement with our insurers for our claims and recognized an additional $27 million insurance recovery gain within cost of goods sold on the Consolidated Statements of Operations, reflecting recovery of applicable losses including business income losses incurred as a result of the fire.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for us to resume shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and have filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. In fiscal 2022, after the fire, we recognized an aggregate $17 million insurance receivable and related insurance recovery gain. In fiscal 2023, we recognized an additional $16 million insurance receivable and related insurance recovery gain. As of August 31, 2023, we had recognized a total of $34 million in insurance recovery gains, all reported within cost of goods sold on the Consolidated Statements of Operations, reflecting recovery of applicable losses to date including impairment charges of $7 million related to the carrying value of plant and equipment assets lost in or damaged by the fire, and capital purchases, non-capitalizable repair and replacement costs, and other applicable losses totaling $27 million that had been incurred as of August 31, 2023. Also, during fiscal 2023 and 2022, we received advance payments from insurers totaling approximately

36 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

$26 million and $7 million, respectively, towards our claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $1 million and $10 million as of August 31, 2023 and 2022, respectively. The insurance receivable is reported within prepaid expenses and other current assets on the Consolidated Balance Sheets. These amounts do not reflect potential additional recoveries of costs for the repair and replacement of property that experienced physical loss or damage or of business income losses resulting from this matter that may be recognized in the future when settlements of the claims are resolved.

Coronavirus Disease 2019 (“COVID-19”)

Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved beginning in fiscal 2021 and continued to improve through most of fiscal 2022. However, there are ongoing global impacts resulting directly or indirectly from the pandemic, including labor shortages, logistical challenges, and increases in costs for certain goods and services including due to the impact of inflation, which have negatively impacted our sales volumes, operating costs, and financial results to varying degrees.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. We use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, goodwill impairment charges, other asset impairment charges, charges for legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, business development costs not related to ongoing operations including pre-acquisition expenses, charges related to non-ordinary course legal settlements, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 7.

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

37 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Financial Highlights of Results of Operations for Fiscal 2023

•
Diluted loss per share from continuing operations attributable to Radius shareholders in fiscal 2023 was $0.92, compared to earnings per share of $5.72 in the prior fiscal year.
•
Adjusted diluted earnings per share from continuing operations attributable to Radius shareholders in fiscal 2023 was $0.85, compared to $6.07 in the prior fiscal year.
•
Net loss in fiscal 2023 was $25 million, compared to net income of $172 million in the prior fiscal year.
•
Adjusted EBITDA in fiscal 2023 was $144 million, compared to $313 million in the prior fiscal year.

Market conditions for recycled metals were weaker in fiscal 2023 compared to the prior fiscal year, leading to significantly lower average net selling prices for our ferrous and nonferrous products and a compression in metal spreads. The average net selling prices for our ferrous and nonferrous products decreased by 18% and 11%, respectively, compared to fiscal 2022. Ferrous and nonferrous sales volumes decreased by 5% and increased by 7%, respectively, compared to the prior fiscal year, which changes included additional volumes arising from our three business acquisitions completed during fiscal 2022 and 2023, as well as the adverse impact on sales volumes in the prior fiscal year of the initial Everett shredder downtime. Our ferrous and nonferrous sales volumes in fiscal 2023 were adversely impacted by disruptions related to an extended shredder outage at the Everett facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved by mid-November 2022. Our nonferrous sales volumes in fiscal 2023 reflected additional recovery of recycled material through our advanced metal recovery technology investments. Average net selling prices for our finished steel products decreased by 13% compared to the record-high prices in the prior fiscal year, contributing to lower metal spreads. Finished steel sales volumes increased by 12% in fiscal 2023, primarily reflecting the impact on the prior fiscal year volumes of the ramp up of steel mill operations which was substantially completed during the second quarter of fiscal 2022 following the May 2021 steel mill fire. Our results in fiscal 2023 also reflected the unfavorable impact of tighter supply flows of scrap metal and reduced processed volumes in the lower price and slower economic environment, significantly lower year-over-year platinum group metals (PGM) prices, and inflationary pressure on operating costs, as well as a favorable change in the effect of average inventory accounting year-over-year. In addition, our results in fiscal 2023 included $51 million in goodwill and other asset impairment charges and $43 million in insurance recovery gains relating to the steel mill fire and the Everett facility shredder fire. Starting in the third quarter of fiscal 2023, we achieved the full quarterly run rate of $10 million of productivity initiatives announced in October 2022 and the full quarterly run rate of $5 million of selling, general, and administrative (“SG&A”) savings initiatives announced in January 2023, which helped to offset the effects of higher operating costs including from inflationary pressure.

SG&A expense in fiscal 2023 was relatively flat compared to the prior fiscal year reflecting lower incentive compensation accruals due to Company performance, partially offset by higher salaries and wages and outside and professional services expenses, due in part to our acquisitions and other growth-related initiatives, as well as higher legacy environmental charges and the impact of inflation. These higher expenses in fiscal 2023 were partially offset by benefits from productivity and cost reduction initiatives when compared to the prior fiscal year.

The following items further highlight selected liquidity and capital structure metrics:

•
Net cash provided by operating activities of $139 million in fiscal 2023, compared to $238 million in the prior fiscal year.
•
Debt was $249 million as of both August 31, 2022 and 2023.
•
Debt, net of cash, was $243 million as of August 31, 2023, compared to $205 million as of August 31, 2022.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 7.

38 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Results of Operations

Selected Financial Measures and Operating Statistics

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands, except for prices and per share amounts)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Ferrous revenues	$1,439,983	$1,914,255	$1,557,891	(25)%	23%
Nonferrous revenues	781,102	892,444	684,862	(12)%	30%
Steel revenues(1)	507,550	531,731	379,203	(5)%	40%
Retail and other revenues	153,589	147,385	136,595	4%	8%
Total revenues	2,882,224	3,485,815	2,758,551	(17)%	26%
Cost of goods sold	2,574,513	2,997,745	2,305,357	(14)%	30%
Gross margin (total revenues less cost of goods sold)	$307,711	$488,070	$453,194	(37)%	8%
Gross margin (%)	10.7%	14.0%	16.4%	(24)%	(15)%
Selling, general and administrative expense	$265,929	$263,257	$242,463	1%	9%
Diluted (loss) earnings per share from continuing operations attributable to Radius shareholders:
Reported	$(0.92)	$5.72	$5.66	NM	1%
Adjusted(2)	$0.85	$6.07	$6.13	(86)%	(1)%
Net (loss) income	$(25,438)	$171,996	$169,975	NM	1%
Adjusted EBITDA(2)	$144,327	$312,715	$289,209	(54)%	8%
Recycled ferrous metal average sales prices ($/LT)(3):
Domestic	$360	$438	$364	(18)%	20%
Foreign	$376	$457	$385	(18)%	19%
Average	$371	$452	$381	(18)%	19%
Ferrous volumes (LT, in thousands):
Domestic(4)	1,952	1,806	1,500	8%	20%
Foreign	2,424	2,810	2,908	(14)%	(3)%
Total ferrous volumes (LT, in thousands)(4)(5)	4,376	4,616	4,408	(5)%	5%
Recycled nonferrous metal average sales price ($/pound)(3)(6)	$0.96	$1.08	$0.88	(11)%	23%
Nonferrous volumes (pounds, in thousands)(4)(6)	738,937	687,419	593,378	7%	16%
Finished steel average sales price ($/ST)(3)	$930	$1,075	$737	(13)%	46%
Finished steel sales volumes (ST, in thousands)	521	465	488	12%	(5)%
Cars purchased (in thousands)(7)	286	312	338	(8)%	(8)%
Number of auto parts stores at period end	50	51	50	(2)%	2%
Rolling mill utilization(8)	89%	88%	78%	1%	13%

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
(8)
Rolling mill utilization is based on effective annual production capacity under current conditions of 580 thousand tons of finished steel products.

39 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Revenues

Revenues in fiscal 2023 decreased by 17% compared to the prior fiscal year primarily due to significantly lower average net selling prices for our ferrous and nonferrous products driven by weaker market conditions for recycled metals globally. In fiscal 2023, the average net selling prices for our ferrous and nonferrous products decreased by 18% and 11%, respectively, compared to the prior fiscal year. Ferrous and nonferrous sales volumes decreased by 5% and increased by 7%, respectively, compared to the prior fiscal year. Our ferrous and nonferrous sales volumes in fiscal 2023 in part reflected additional volumes arising from the Columbus Recycling business acquired on October 1, 2021, the Encore Recycling business acquired on April 29, 2022, and the ScrapSource business acquired on November 18, 2022, as well as the adverse impact on sales volumes in the prior fiscal year of the initial Everett shredder downtime. Our ferrous and nonferrous sales volumes in fiscal 2023 were adversely impacted by disruptions related to an extended shredder outage at the Everett facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved by mid-November 2022, as well as tight supply flows in the lower price and slower economic environment. Our nonferrous sales volumes in fiscal 2023 reflected additional recovery of recycled material through our advanced metal recovery technology investments. Market conditions for our finished steel products were softer in fiscal 2023, leading to finished steel average selling prices decreasing 13%, compared to the record-high prices in the prior fiscal year. Finished steel sales volumes increased 12% in fiscal 2023, primarily reflecting the impact on the prior fiscal year volumes of the ramp up of steel mill operations that began in August 2021 and which was substantially completed during the second quarter of fiscal 2022. The ramp-up of steel mill operations during the first half of fiscal 2022 followed completion of repair and replacement of damaged property arising from the May 2021 steel mill fire.

Operating Performance

Net loss in fiscal 2023 was $25 million, compared to net income of $172 million in the prior fiscal year. Adjusted EBITDA in fiscal 2023 was $144 million, compared to $313 million in the prior fiscal year. The lower price environment for recycled metals, as well as the impact of tighter supply flows, reduced processed volumes, and the extended operational disruptions in the first quarter of fiscal 2023, had a significant adverse impact on our operating margins and overall operating results in fiscal 2023. Ferrous metal spreads in fiscal 2023 decreased by approximately 21% compared to the prior fiscal year driven by lower selling prices and the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles in the tighter supply environment. In addition, average net selling prices for our nonferrous joint products that are recovered from the shredding process, comprising primarily zorba, decreased by approximately 3% compared to the prior fiscal year. Finished steel metal spreads were also lower in fiscal 2023 compared to the prior fiscal year. Our results in fiscal 2023 also reflected the unfavorable impact of tighter supply flows of scrap metal and reduced processed volumes in the lower price and slower economic environment, significantly lower year-over-year PGM prices, and inflationary pressure on operating costs, as well as a favorable change in the effect of average inventory accounting year-over-year. In addition, our results in fiscal 2023 included $51 million in goodwill and other asset impairment charges and $43 million in insurance recovery gains relating to the steel mill fire and the Everett facility shredder fire. Starting in the third quarter of fiscal 2023, we achieved the full quarterly run rate of $10 million of productivity initiatives announced in October 2022 and the full quarterly run rate of $5 million of selling, general, and administrative (“SG&A”) savings initiatives announced in January 2023, which helped to offset the effects of higher operating costs including from inflationary pressure.

SG&A expense in fiscal 2023 was relatively flat compared to the prior fiscal year reflecting lower incentive compensation accruals due to Company performance, partially offset by higher salaries and wages and outside and professional services expenses, due in part to our acquisitions and other growth-related initiatives, as well as higher legacy environmental charges and the impact of inflation. These higher expenses in fiscal 2023 were partially offset by benefits from productivity and cost reduction initiatives when compared to the prior fiscal year.

In October 2022, we announced and began implementing productivity and cost reduction initiatives with a targeted annual benefit of approximately $40 million. In addition, in January 2023, we announced incremental initiatives aiming to reduce SG&A costs by approximately $20 million annually. These initiatives aim to improve profitability through a combination of increased yields, efficiencies in processing, procurement, and pricing, and reduced costs including from headcount reductions, decreased lease costs, professional and outside services, and implementation of operational efficiencies. Starting in the third quarter of fiscal 2023, we achieved the full quarterly run rate of benefits from these initiatives, and others implemented during fiscal 2022, which helped to partially offset the effects of inflationary pressure on operating costs.

In the fourth quarter of fiscal 2023, we performed the annual goodwill impairment test as of July 1, 2023, which resulted in a non-cash goodwill impairment charge of $39 million, representing a portion of the carrying amount of goodwill allocated to one reporting unit comprising a regional metals recycling operation, while the goodwill allocated to our other reporting units was deemed to not be impaired. We did not record any goodwill impairment charges in fiscal 2022. See further discussion in the Critical Accounting Estimates section at the end of Part II, Item of this report.

40 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

See the reconciliation of adjusted EBITDA in the Non-GAAP Financial Measures at the end of this Item 7.

Interest Expense

Interest expense was $19 million, $9 million, and $5 million as of August 31, 2023, 2022, and 2021, respectively. The increase in interest expense was primarily due to higher interest rates on amounts outstanding under our bank credit facilities, as well as increased average borrowings, compared to the prior fiscal year.

Income Taxes

	Year Ended August 31,
	2023	2022	2021
(Loss) income from continuing operations before income taxes	$(28,076)	$216,676	$207,989
Income tax benefit (expense)	$2,747	$(44,597)	$(37,935)
Effective tax rate	9.8%	20.6%	18.2%
Our effective tax rate from continuing operations for fiscal 2023 was a benefit on pre-tax loss of 9.8%, compared to an expense on pre-tax income of 20.6% for fiscal 2022. Our effective tax rate from continuing operations for fiscal 2023 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the relatively low absolute level of pre-tax earnings, permanent differences from non-deductible expenses, and unrecognized tax benefits. Our effective tax rate from continuing operations for fiscal 2022 approximated the U.S. federal statutory rate of 21%, reflecting tax benefits from vesting of share-based awards, the foreign derived intangible income (“FDII”) deduction, and research and development credits, offset by the aggregate impact of state taxes and permanent differences from non-deductible expenses.

We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior fiscal year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence to determine if valuation allowances against deferred tax assets are required. We continue to maintain valuation allowances against certain deferred tax assets in certain jurisdictions as a result of negative evidence, including historical losses in these jurisdictions, which indicates that it is more-likely-than-not that the associated tax benefit will not be realized. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences. We will continue to regularly assess the realizability of deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% Corporate Alternative Minimum Tax (“CAMT”) and a 1% excise tax on corporate share repurchases. As of August 31, 2023, we did not meet the threshold to be subject to the CAMT. We may, however, be subject to the 1% excise tax on future share repurchases.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $6 million and $44 million as of August 31, 2023 and 2022, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of both August 31, 2023 and 2022, debt was $249 million, and debt, net of cash, was $243 million as of August 31, 2023, compared to $205 million as of August 31, 2022, which increase was primarily due to lower cash balances resulting from the repayment of increased borrowings from our credit facilities during fiscal 2023 to fund the acquisition of the ScrapSource business on November 18, 2022, and capital expenditures. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 7.

41 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Operating Activities

Net cash provided by operating activities in fiscal 2023 was $139 million, compared to $238 million in fiscal 2022.

Sources of cash other than from earnings in fiscal 2023 included a $48 million decrease in inventories primarily due to lower raw material purchase costs and the timing of purchases and sales and a $12 million decrease in accounts receivable primarily due to the timing of sales and collections. Uses of cash in fiscal 2023 included a $24 million decrease in accrued payroll and related liabilities primarily due to decreased incentive compensation liabilities and a $14 million decrease in accrued liabilities due in part to recognition through fiscal 2023 earnings of advance payments received from insurers in excess of recoveries as of the end of fiscal 2022 upon full and final settlement with our insurers for our claims arising from the May 2021 steel mill fire.

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

Investing Activities

Net cash used in investing activities in fiscal 2023 was $144 million, compared to $316 million in fiscal 2022.

Cash used in investing activities in fiscal 2023 included $25 million paid to acquire the assets of the ScrapSource business on November 18, 2022. We funded this acquisition using cash on hand and borrowings under our existing credit facilities. See Note 7 - Business Acquisitions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail. Cash used in investing activities in fiscal 2023 also included capital expenditures of $130 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $150 million in the prior fiscal year. Cash flows from investing activities in fiscal 2023 included proceeds of $8 million representing the portion of advance payments from insurers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the December 2021 Everett facility shredder fire, compared to such proceeds totaling $17 million in the prior fiscal year in connection with our insurance claims relating to the May 2021 steel mill fire and the December 2021 Everett facility shredder fire.

Cash used in investing activities in fiscal 2022 included $117 million paid to acquire the Columbus Recycling business on October 1, 2021, which amount included $10 million paid primarily for net working capital in excess of an agreed-upon benchmark, and also included $63 million paid to acquire the Encore Recycling business on April 29, 2022, which amount included $8 million paid at closing for estimated net working capital in excess of an agreed-upon benchmark. We funded these acquisitions using cash on hand and borrowings under our existing credit facilities. Cash used in investing activities in fiscal 2022 also included the purchase of an investment in the equity of a privately-held Canadian recycling entity for $5 million.

Financing Activities

Net cash used in financing activities for fiscal 2023 was $33 million, compared to net cash provided by financing activities of $95 million in fiscal 2022.

Cash flows from financing activities in fiscal 2023 included $3 million in net repayment of debt, compared to $166 million in net borrowings of debt in the prior fiscal year (refer to Non-GAAP Financial Measures at the end of this Item 7). Uses of cash in fiscal 2023 and 2022 included $8 million and $11 million, respectively, for payment of employee tax withholdings resulting from settlement of share-based awards and $21 million in each fiscal year for the payment of dividends.

42 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Debt

Following is a summary of our outstanding balances and availability on credit facilities and long-term debt, exclusive of finance lease obligations (in thousands):

	Outstanding as of August 31, 2023	Remaining Availability
Bank secured revolving credit facilities(1)	$230,000	$573,472
Other debt obligations	$12,192	N/A

(1)
Remaining availability is net of $8 million of outstanding stand-by letters of credit as of August 31, 2023.

Our senior secured revolving credit facilities, which provide for revolving loans of $800 million and C$15 million, mature in August 2027 pursuant to a credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto. Interest rates on outstanding indebtedness under the credit agreement are based, at our option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Canadian Dollar Offered Rate, “CDOR” for C$ loans), plus a spread of between 1.25% and 2.00%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.25% and 1.00% based on a pricing grid tied to our consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.30% based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA.

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

We had borrowings outstanding under our credit facilities of $230 million as of both August 31, 2023 and 2022. The weighted average interest rate on amounts outstanding under our credit facilities was 7.17% and 3.65% as of August 31, 2023 and 2022, respectively. In the fourth quarter of fiscal 2023, we entered three interest rate swap transactions to hedge the variability in interest cash flows associated with our variable-rate loans under our credit facilities. The interest rate swaps require us to make fixed-rate payments based on a total notional amount of $150 million and an average annual rate of approximately 4.40% in exchange for the receipt of variable-rate amounts over a three-year term ending in August 2026. See Note 15 - Derivative Financial Instruments in Part II, Item 8 of this report for disclosure related to derivative instruments and hedging activities.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. Our credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. As of August 31, 2023, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges, and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness.

As of August 31, 2023, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 3.08 to 1.00 as of August 31, 2023. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.22 to 1.00 as of August 31, 2023.

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

43 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

Other debt obligations, which totaled $12 million and $13 million as of August 31, 2023 and 2022, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $130 million for fiscal 2023, compared to $150 million for fiscal 2022. Capital expenditures included approximately $33 million and $51 million for investments in growth in fiscal 2023 and 2022, respectively. We currently plan to invest approximately $100 million in capital expenditures in fiscal 2024. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment and infrastructure and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $33 million in capital expenditures for environmental projects in fiscal 2023, and we currently plan to invest approximately $35 million for such projects in fiscal 2024. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

Dividends

On June 27, 2023, our Board of Directors declared a dividend for the fourth quarter of fiscal 2023 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. Dividends of $0.75 per common share, totaling $21 million, were declared and paid during fiscal 2023, and $21 million in dividends were also declared and paid during fiscal 2022.

Share Repurchase Program

We did not repurchase any shares of our common stock during fiscal 2023. For information regarding share repurchases during fiscal 2022, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in Part II of this report, incorporated by reference herein.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities, and equity offerings have financed our acquisitions, capital expenditures, working capital, and other financing needs.

44 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

Contractual Obligations

We have certain contractual obligations to make future payments. The following table summarizes future obligations related to debt and leases as of August 31, 2023 (in thousands):

	Payment Due by Period
	2024	2025	2026	2027	2028	Thereafter	Totals
Contractual Obligations
Credit facilities(1)	$—	$—	$—	$230,000	$—	$—	$230,000
Interest payments on credit facilities(2)	$16,491	$16,491	$16,491	$16,084	$—	$—	$65,557
Other debt, including interest(3)	$3,924	$2,799	$2,799	$2,799	$704	$234	$13,259
Finance leases, including interest	$2,558	$1,746	$1,262	$1,103	$939	$445	$8,053
Operating leases(4)	$23,768	$19,391	$15,503	$13,546	$10,901	$55,434	$138,543

(1)
Credit facilities include the principal amount of borrowings outstanding under bank secured revolving credit facilities, which mature in August 2027.
(2)
Interest payments on credit facilities are based on interest rates in effect as of August 31, 2023. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.
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
(4)
Operating lease payments reflect those embedded in the measurement of our operating lease liabilities and, thus, include future lease payments for the remaining non-cancellable period of the lease together with periods covered by renewal (or termination) options which we are reasonably certain to exercise (or not to exercise). These operating lease payments do not include certain tax, insurance, and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. Also, we have excluded future minimum lease payments for leases that have been executed but have not commenced as of August 31, 2023.

In addition to future obligations related to debt and leases presented in the table above, we have certain material cash requirements, including but not limited to commitments for capital expenditures. See “Capital Expenditures” within “Liquidity and Capital Resources” above in this Item 7 for discussion of our planned investment in capital expenditures in fiscal 2024, a portion of which represents contractual commitments that existed as of the end of our fiscal 2023. We also had open purchase orders as of August 31, 2023 for purchases of primarily fuels and lubricants, machinery and equipment components and parts, and consumables used in our operations of approximately $76 million, nearly all of which require payment of cash in our fiscal 2024.

In the fourth quarter of fiscal 2023, we entered three interest rate swap transactions to hedge the variability in interest cash flows associated with our variable-rate loans under our credit facilities. The interest rate swaps require us to make fixed-rate payments based on a total notional amount of $150 million and an average annual rate of approximately 4.40% in exchange for the receipt of variable-rate amounts over a three-year term ending in August 2026. See Note 15 - Derivative Financial Instruments in Part II, Item 8 of this report for disclosure related to derivative instruments and hedging activities.

See Note 13 - Employee Benefits in Part II, Item 8 of this report for disclosure related to qualified and nonqualified retirement plans, which include a defined benefit pension plan, a supplemental executive retirement benefit plan, multiemployer pension plans, defined contribution plans, and a deferred compensation plan.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of August 31, 2023, we had $8 million outstanding under these arrangements.

45 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

46 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

In the fourth quarter of fiscal 2023, we performed the annual goodwill impairment test as of July 1, 2023. As of the testing date, the balance of our goodwill was $269 million, which was allocated among four reporting units. All of the approximately $13 million of goodwill carried by one of the reporting units, a recycling services operation, related to the business acquisition that was completed in fiscal 2023. We elected to perform the qualitative assessment for this reporting unit and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. The remaining $256 million of goodwill as of the testing date was allocated among three reporting units, which consist of two regional metals recycling operations and our network of auto parts stores. Based primarily on the respective financial and operational performance of each of these three reporting units and the Company overall, as well as the year-over-year decrease in our market capitalization as of the testing date, we elected to not perform the qualitative assessment and to proceed directly to the quantitative impairment test for goodwill allocated to the three reporting units to identify potential impairment and measure an impairment loss, if necessary.

The three reporting units for which we performed the quantitative assessment consist of two regional metals recycling operations and our network of auto parts stores. For one of the metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 24% and 33%, respectively, as of July 1, 2023. For the other metals recycling reporting unit, the estimated fair value of the reporting unit was less than its carrying amount, resulting in a partial impairment of goodwill of $39 million. The projections used in the income approach for the metals recycling and autos reporting units took into consideration, as applicable, the impact of recent and current market conditions for ferrous and nonferrous recycled metals and retail auto parts, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in production and other operating costs. The projections assumed a recovery of operating margins from the levels experienced around the time of the July 1, 2023 measurement date over a multi-year period. The WACC rate used in the income approach valuation for the two metals recycling reporting units was 13.68%, and the WACC rate used for the autos reporting unit was 13.62%. The terminal growth rate used in the income approach valuation for all three reporting units was 2%. A reporting-unit-specific risk premium is embedded in the WACC to reflect the perceived level of uncertainty inherent in each reporting unit's expected future cash flows. For the metals recycling and autos reporting units with no goodwill impairment, assuming all other components of the fair value estimates were held constant, an increase in the WACC of 100 basis points would have decreased the indicated headroom to 13% and 21%, respectively. For the metals recycling reporting unit with partial goodwill impairment, assuming all other components of the fair value estimate were held constant, an increase in the WACC of 100 basis points would have resulted in a material amount of additional impairment of the goodwill allocated to the reporting unit. See Note 8 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail.

As a result of the inherent uncertainty associated with forming the estimates described above, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue and operating margin growth, WACC, and other factors that may result in changes in our estimates of the reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, a lack of recovery or further deterioration in market conditions for recycled metals from current levels, a sustained trend of weaker than anticipated financial performance for the reporting units with allocated goodwill, including the pace and extent of operating margin and volume recovery, a lack of recovery or further decline in our share price from current levels for a sustained period, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

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

47 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. See Note 7 - Business Acquisitions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for disclosure of our acquisition of the Columbus Recycling business on October 1, 2021, our acquisition of the Encore Recycling business on April 29, 2022, and our acquisition of the ScrapSource business on November 18, 2022.

Long-Lived Assets

We test long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We test our asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market, or cost approaches, depending on the nature of the asset group. Determination of fair value is considered a critical accounting estimate. In fiscal 2023, we did not identify any triggering events or changes in circumstances indicating that the carrying value of a material asset group may be impaired.

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

Our accrued environmental liabilities as of August 31, 2023 included $5 million related to the Portland Harbor Superfund site. Because the final remedial actions have not yet been designed and there has not been a final determination of the amount of natural resource damages or of the allocation among the potentially responsible parties of costs of the investigations, or remedial action costs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or which it is reasonably possible that we may incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. Therefore, no additional amounts have been accrued. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor which are currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. See “Contingencies – Environmental” in Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

48 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2023	August 31, 2022
Short-term borrowings	$5,813	$6,041
Long-term debt, net of current maturities	243,579	242,521
Total debt	249,392	248,562
Less cash and cash equivalents	6,032	43,803
Total debt, net of cash	$243,360	$204,759

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net (repayments) borrowings of debt (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Borrowings from long-term debt	$625,228	$1,055,106	$546,706
Repayments of long-term debt	(628,020)	(889,127)	(578,030)
Net (repayments) borrowings of debt	$(2,792)	$165,979	$(31,324)

49 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted income from continuing operations attributable to Radius shareholders, and adjusted diluted earnings per share from continuing operations attributable to Radius shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for goodwill impairment charges, other asset impairment charges (net of recoveries), legacy environmental matters (net of recoveries), restructuring charges and other exit-related activities, business development costs not related to ongoing operations including pre-acquisition expenses, charges related to non-ordinary course legal settlements, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net (loss) income to adjusted EBITDA, and adjusted selling, general, and administrative expense (in thousands):

	Year Ended August 31,
	2023	2022	2021
Reconciliation of adjusted EBITDA:
Net (loss) income	$(25,438)	$171,996	$169,975
Loss from discontinued operations, net of tax	109	83	79
Interest expense	18,589	8,538	5,285
Income tax (benefit) expense	(2,747)	44,597	37,935
Depreciation and amortization	89,760	75,053	58,599
Goodwill impairment charges	39,270	—	—
Other asset impairment charges, net(1)	11,252	1,570	—
Charges for legacy environmental matters, net(2)	10,370	7,518	13,773
Restructuring charges and other exit-related activities	2,730	77	1,008
Business development costs	432	2,693	2,155
Charges related to legal settlements(3)	—	590	400
Adjusted EBITDA	$144,327	$312,715	$289,209

Selling, general and administrative expense:
As reported	$265,929	$263,257	$242,463
Charges for legacy environmental matters, net(2)	(10,370)	(7,518)	(13,773)
Business development costs	(432)	(2,693)	(2,155)
Adjusted	$255,127	$253,046	$226,535

(1)
For the year ended August 31, 2023, asset impairment charges included $5 million of impairment and other adjustments of an equity investment to fair value reported within “Other loss, net” on the Consolidated Statement of Operations.
(2)
Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to Portland Harbor and to other legacy environmental loss contingencies. See Note 10 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
(3)
Charges related to legal settlements in fiscal 2022 and 2021 relate to a claim by a utility provider for past charges.

50 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Following are reconciliations of adjusted income (loss) from continuing operations attributable to Radius shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Year Ended August 31,
	2023	2022	2021
Income (loss) from continuing operations attributable to Radius shareholders:
As reported	$(25,682)	$168,883	$165,191
Goodwill impairment charges	39,270	—	—
Other asset impairment charges, net(1)	11,252	1,570	—
Charges for legacy environmental matters, net(2)	10,370	7,518	13,773
Restructuring charges and other exit-related activities	2,730	77	1,008
Business development costs	432	2,693	2,155
Charges related to legal settlements(3)	—	590	400
Income tax benefit allocated to adjustments(4)	(14,080)	(1,992)	(3,712)
Adjusted	$24,292	$179,339	$178,815

Diluted earnings (loss) per share from continuing operations attributable to Radius shareholders:
As reported	$(0.92)	$5.72	$5.66
Goodwill impairment charges, per share	1.40	—	—
Other asset impairment charges, net, per share(1)	0.40	0.05	—
Charges for legacy environmental matters, net, per share(2)	0.37	0.25	0.47
Restructuring charges and other exit-related activities, per share	0.10	—	0.03
Business development costs, per share	0.02	0.09	0.07
Charges related to legal settlements, per share(3)	—	0.02	0.01
Income tax benefit allocated to adjustments, per share(4)	(0.50)	(0.07)	(0.13)
Effect of dilutive shares, per share(5)	(0.02)	—	—
Adjusted(6)	$0.85	$6.07	$6.13

(1)
For the year ended August 31, 2023, asset impairment charges included $5 million ($0.19 per share before income tax) of impairment and other adjustments of an equity investment to fair value reported within “Other loss, net” on the Consolidated Statement of Operations.
(2)
Legal and environmental charges, net of recoveries, for legacy environmental matters including those related to the Portland Harbor Superfund site and to other legacy environmental loss contingencies. See Note 10 - Commitments and Contingencies, “Portland Harbor” and “Other Legacy Environmental Loss Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
(3)
Charges related to legal settlements in fiscal 2022 and 2021 relate to a claim by a utility provider for past charges.
(4)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted income (loss) from continuing operations attributable to Radius shareholders and diluted earnings (loss) per share from continuing operations attributable to Radius shareholders is determined based on a tax provision calculated with and without the adjustments.
(5)
For the year ended August 31, 2023, adjusted diluted earnings (loss) per share from continuing operations attributable to Radius shareholders reflects the inclusion of an incremental 652 thousand common stock equivalent shares attributable to dilutive share-based compensation awards that were antidilutive for the purpose of calculating the comparable GAAP loss per share measure.
(6)
May not foot due to rounding.

51 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including recycled metal, finished steel products, auto bodies, and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimates of future selling prices. For our uncommitted inventories, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of August 31, 2023 and 2022.

Interest Rate Risk

We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our revolving credit facility is subject to variable interest rates and therefore have exposure to changes in interest rates. We may at times use derivative instruments to manage some portion of this risk. Our interest rate swap derivatives are agreements with independent counterparties that provide for payments based on a notional amount and are designed to hedge the variability in cash flows resulting from variable interest rates for a portion of our credit facilities. If market interest rates had changed 10% from actual interest rate levels in fiscal 2023 or 2022, the effect on our interest expense and net income would not have been material.

Credit Risk

Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to take delivery of recycled metal and finished steel products and to make financial settlements of these obligations, or to provide sufficient quantities of recycled metal or payment to settle advances, loans and other contractual receivables in connection with demolition and scrap extraction projects. We manage our exposure to credit risk through a variety of methods, including shipping recycled ferrous metal exports under letters of credit, collection of deposits prior to shipment for certain nonferrous export customers, establishment of credit limits for certain sales on open terms, credit insurance and designation of collateral and financial guarantees securing advances, loans, and other contractual receivables. We have experienced fluctuations in the availability of credit insurance that we have historically used to cover a portion of our recycled metal and finished steel sales to domestic customers, which in cases of reduced availability may increase our exposure to customer credit risk. In addition, in higher or rising commodity price environments, we have experienced proportionately lower credit insurance coverage of applicable customer credit limits, which may increase our exposure to customer credit risk.

Historically, we have shipped almost all of our large shipments of recycled ferrous metal to foreign customers under contracts supported by letters of credit issued or confirmed by banks deemed creditworthy. The letters of credit ensure payment by the customer. As we generally sell export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 60 days after the price is agreed, our customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of significantly declining prices, or due to country-specific currency limitations, our customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped.

As of August 31, 2023 and 2022, 38% and 24%, respectively, of our accounts receivable balance were covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of August 31, 2023 and 2022, we did not have any derivative contracts to manage our foreign currency exchange rate risk.

52 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2023. As permitted by SEC guidance for newly acquired businesses, management's assessment of the Company's internal control over financial reporting did not include an assessment of internal control over financial reporting of the ScrapSource business acquired by the Company on November 18, 2022. The ScrapSource business represented less than 2% of consolidated total assets and less than 1% of consolidated total revenues as of and for the year ended August 31, 2023.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023, as stated in their report included herein.

Tamara L. Lundgren	Stefano R. Gaggini
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 25, 2023	October 25, 2023

53 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Schnitzer Steel Industries, Inc. dba Radius Recycling

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Schnitzer Steel Industries, Inc. dba Radius Recycling and its subsidiaries (the “Company”) as of August 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended August 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded the ScrapSource business from its assessment of internal control over financial reporting as of August 31, 2023 because it was acquired by the Company in a purchase business combination during fiscal 2023. We have also excluded the ScrapSource business from our audit of internal control over financial reporting. The ScrapSource business is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2023.

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

54 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

Goodwill Impairment Assessment – One of the Metals Recycling Reporting Units

As described in Notes 2 and 8 to the consolidated financial statements, management evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Management may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The quantitative impairment test entails estimating the fair value of each reporting unit with allocated goodwill and comparing it to the reporting unit’s carrying amount. Management records the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, if any, not to exceed the total amount of goodwill allocated to that reporting unit. Management estimated the fair value of the reporting units subject to the quantitative impairment test as of July 1, 2023 using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (WACC) determined separately for each reporting unit. The determination of fair value under this income approach involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. For one of the metals recycling reporting units subject to the quantitative impairment test, the estimated fair value of the reporting unit was less than its carrying amount, resulting in a partial impairment of goodwill of $39 million in the year ended August 31, 2023. The Company’s goodwill balance was $229 million as of August 31, 2023, which includes goodwill related to one of the metals recycling reporting units subject to a quantitative impairment test as of July 1, 2023.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of one of the metals recycling reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the future ferrous commodity price expectations and the WACC; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting units subject to the quantitative impairment test. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of one of the metals recycling reporting units; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the significant assumptions used by management related to the future ferrous commodity price expectations and the WACC. Evaluating management’s assumption related to the future ferrous commodity price expectations involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of one of the metals recycling reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the WACC assumption.

55 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Volume of Ferrous Metal Inventory

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s processed and unprocessed scrap metal inventory was $144 million as of August 31, 2023, of which processed and unprocessed ferrous metal inventory represents a significant portion. The accounting process the Company uses to record ferrous scrap metal quantities relies on significant estimates. With respect to estimating the quantities of unprocessed ferrous scrap metal inventory that are moved into production, management relies on weighed quantities of the processed ferrous material, adjusted for estimated metal recoveries and yields that are based on historical trends and other judgments by management. Actual recoveries and yields can vary depending on product quality, moisture content, and the source of the unprocessed metal. The Company’s estimates are intended to reasonably reflect the quantities of unprocessed ferrous scrap metal that are used in the production of processed ferrous metal. To assist in validating the reasonableness of these estimates, management periodically reviews shrink factors and performs monthly physical inventories. Due to the inherent nature of the Company’s scrap metal inventories, including variations in product density, holding period, and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, the Company further adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count is deemed to more accurately estimate the remaining volume.

The principal considerations for our determination that performing procedures relating to the volume of ferrous metal inventory is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the ferrous metal inventory volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the ferrous metal inventory volumes, including the ferrous metal recoveries and yields. These procedures also included, among others, (i) testing inventory quantities received; (ii) assessing the reasonableness of management’s estimated yields by comparing them to actual yields of ultimate ferrous metal recoveries; (iii) testing ferrous metal inventory shipments; (iv) observing certain of management’s physical inventory counts; (v) assessing rollforward activity between the time of the inventory counts observed and year-end; and (vi) considering whether evidence obtained in other areas of the audit is consistent with management’s estimates related to ferrous metal inventory volumes.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

October 25, 2023

We have served as the Company’s auditor since 1976, which includes periods before the Company became subject to SEC reporting requirements.

56 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	August 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,032	$43,803
Accounts receivable, net	210,442	237,654
Inventories	278,642	315,189
Refundable income taxes	3,245	1,696
Prepaid expenses and other current assets	51,979	73,044
Total current assets	550,340	671,386
Property, plant and equipment, net	706,805	664,120
Operating lease right-of-use assets	115,686	122,413
Investments in joint ventures	10,750	12,841
Goodwill	229,419	255,198
Intangibles, net	32,540	26,155
Deferred income taxes	22,713	24,598
Other assets	47,696	49,886
Total assets	$1,715,949	$1,826,597
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,813	$6,041
Accounts payable	209,423	217,689
Accrued payroll and related liabilities	35,144	59,702
Environmental liabilities	13,743	13,031
Operating lease liabilities	19,835	21,660
Accrued income taxes	358	3,856
Other accrued liabilities	39,614	59,594
Total current liabilities	323,930	381,573
Deferred income taxes	58,617	63,328
Long-term debt, net of current maturities	243,579	242,521
Environmental liabilities, net of current portion	53,034	55,469
Operating lease liabilities, net of current maturities	96,086	101,651
Other long-term liabilities	29,044	23,581
Total liabilities	804,290	868,123
Commitments and contingencies (Note 10)
Radius Recycling (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,312 and 26,747 shares issued and outstanding	27,312	26,747
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	26,035	22,975
Retained earnings	894,316	941,146
Accumulated other comprehensive loss	(39,683)	(37,089)
Total Radius shareholders’ equity	908,180	953,979
Noncontrolling interests	3,479	4,495
Total equity	911,659	958,474
Total liabilities and equity	$1,715,949	$1,826,597

See Notes to the Consolidated Financial Statements.

57 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2023	2022	2021
Revenues	$2,882,224	$3,485,815	$2,758,551
Operating expense:
Cost of goods sold	2,574,513	2,997,745	2,305,357
Selling, general and administrative	265,929	263,257	242,463
(Income) from joint ventures	(2,090)	(2,740)	(4,006)
Goodwill impairment charges	39,270	—	—
Other asset impairment charges, net	5,797	1,570	—
Restructuring charges and other exit-related activities	2,730	77	1,008
Operating (loss) income	(3,925)	225,906	213,729
Interest expense	(18,589)	(8,538)	(5,285)
Other loss, net	(5,562)	(692)	(455)
(Loss) income from continuing operations before income taxes	(28,076)	216,676	207,989
Income tax benefit (expense)	2,747	(44,597)	(37,935)
(Loss) income from continuing operations	(25,329)	172,079	170,054
Loss from discontinued operations, net of tax	(109)	(83)	(79)
Net (loss) income	(25,438)	171,996	169,975
Net income attributable to noncontrolling interests	(353)	(3,196)	(4,863)
Net (loss) income attributable to Radius shareholders	$(25,791)	$168,800	$165,112

Net (loss) income per share attributable to Radius shareholders:
Basic:
(Loss) income per share from continuing operations	$(0.92)	$6.01	$5.90
Net (loss) income per share	$(0.92)	$6.01	$5.90
Diluted:
(Loss) income per share from continuing operations	$(0.92)	$5.72	$5.66
Net (loss) income per share	$(0.92)	$5.72	$5.66
Weighted average number of common shares:
Basic	28,008	28,084	27,982
Diluted	28,008	29,529	29,193

See Notes to the Consolidated Financial Statements.

58 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2023	2022	2021
Net (loss) income	$(25,438)	$171,996	$169,975
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,661)	(3,070)	2,575
Cash flow hedges, net	(304)	—	—
Pension obligations, net	371	535	(258)
Total other comprehensive (loss) income, net of tax	(2,594)	(2,535)	2,317
Comprehensive (loss) income	(28,032)	169,461	172,292
Less comprehensive income attributable to noncontrolling interests	(353)	(3,196)	(4,863)
Comprehensive (loss) income attributable to Radius shareholders	$(28,385)	$166,265	$167,429

See Notes to the Consolidated Financial Statements.

59 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

(Currency – U.S. Dollar)

	Common Stock				Additional		Accumulated Other	Total Radius
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of August 31, 2020	26,899	$26,899	200	$200	$36,616	$649,863	$(36,871)	$676,707	$3,729	$680,436
Net income	—	—	—	—	—	165,112	—	165,112	4,863	169,975
Other comprehensive income, net of tax	—	—	—	—	—	—	2,317	2,317	—	2,317
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,577)	(4,577)
Issuance of restricted stock	657	657	—	—	(657)	—	—	—	—	—
Restricted stock withheld for taxes	(224)	(224)	—	—	(5,414)	—	—	(5,638)	—	(5,638)
Share-based compensation cost	—	—	—	—	18,529	—	—	18,529	—	18,529
Dividends ($0.75 per common share)	—	—	—	—	—	(21,263)	—	(21,263)	—	(21,263)
Balance as of August 31, 2021	27,332	27,332	200	200	49,074	793,712	(34,554)	835,764	4,015	839,779
Net income	—	—	—	—	—	168,800	—	168,800	3,196	171,996
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,535)	(2,535)	—	(2,535)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Share repurchases	(944)	(944)	—	—	(33,304)	—	—	(34,248)	—	(34,248)
Issuance of restricted stock	568	568	—	—	(568)	—	—	—	—	—
Restricted stock withheld for taxes	(209)	(209)	—	—	(10,848)	—	—	(11,057)	—	(11,057)
Share-based compensation cost	—	—	—	—	18,621	—	—	18,621	—	18,621
Dividends ($0.75 per common share)	—	—	—	—	—	(21,366)	—	(21,366)	—	(21,366)
Balance as of August 31, 2022	26,747	26,747	200	200	22,975	941,146	(37,089)	953,979	4,495	958,474
Net (loss) income	—	—	—	—	—	(25,791)	—	(25,791)	353	(25,438)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,594)	(2,594)	—	(2,594)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,369)	(1,369)
Issuance of restricted stock	847	847	—	—	(847)	—	—	—	—	—
Restricted stock withheld for taxes	(282)	(282)	—	—	(7,347)	—	—	(7,629)	—	(7,629)
Share-based compensation cost	—	—	—	—	11,254	—	—	11,254	—	11,254
Dividends ($0.75 per common share)	—	—	—	—	—	(21,039)	—	(21,039)	—	(21,039)
Balance as of August 31, 2023	27,312	$27,312	200	$200	$26,035	$894,316	$(39,683)	$908,180	$3,479	$911,659
See Notes to the Consolidated Financial Statements.

60 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(25,438)	$171,996	$169,975
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Goodwill impairment charges	39,270	—	—
Other asset impairment charges, net	11,252	1,570	—
Exit-related asset impairments	254	—	—
Depreciation and amortization	89,760	75,053	58,599
Inventory write-downs	575	3,199	—
Deferred income taxes	(3,934)	25,052	6,884
Undistributed equity in earnings of joint ventures	(2,090)	(2,740)	(4,006)
Share-based compensation expense	11,186	18,517	18,213
(Gain) loss on disposal of assets, net	(324)	824	717
Unrealized foreign exchange loss, net	47	78	127
Credit loss, net	311	40	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,637	633	(84,086)
Inventories	48,039	(37,232)	(88,622)
Income taxes	(3,548)	2,119	22,789
Prepaid expenses and other current assets	(3,359)	(19,117)	(15,674)
Other long-term assets	(4,594)	(994)	(5,402)
Operating lease assets and liabilities	(696)	(2,198)	(813)
Accounts payable	5,458	20,578	64,956
Accrued payroll and related liabilities	(24,334)	(13,866)	27,824
Other accrued liabilities	(13,782)	4,798	613
Environmental liabilities	(1,641)	(14,866)	12,895
Other long-term liabilities	3,313	1,132	3,825
Distributed equity in earnings of joint ventures	2,000	3,100	1,250
Net cash provided by operating activities	139,362	237,676	190,064
Cash flows from investing activities:
Capital expenditures	(129,516)	(150,121)	(118,866)
Acquisitions, net of acquired cash	(26,902)	(179,721)	—
Proceeds from insurance and sale of assets	12,449	18,776	587
Purchase of equity investment	—	(5,000)	—
Deposit on land option	—	(80)	630
Net cash used in investing activities	(143,969)	(316,146)	(117,649)
Cash flows from financing activities:
Borrowings from long-term debt	625,228	1,055,106	546,706
Repayments of long-term debt	(628,020)	(889,127)	(578,030)
Payment of debt issuance costs	(156)	(2,093)	(23)
Repurchase of Class A common stock	—	(34,248)	—
Taxes paid related to net share settlement of share-based payment awards	(7,629)	(11,057)	(5,638)
Distributions to noncontrolling interests	(1,369)	(2,716)	(4,577)
Dividends paid	(21,186)	(21,291)	(21,259)
Net cash (used in) provided by financing activities	(33,132)	94,574	(62,821)
Effect of exchange rate changes on cash	(32)	(119)	337
Net (decrease) increase in cash and cash equivalents	(37,771)	15,985	9,931
Cash and cash equivalents as of beginning of year	43,803	27,818	17,887
Cash and cash equivalents as of end of year	$6,032	$43,803	$27,818

See Notes to the Consolidated Financial Statements.

61 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Currency – U.S. Dollar)

	Year Ended August 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$16,597	$4,712	$2,669
Income taxes, net	$4,702	$17,309	$8,244
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$17,117	$38,136	$29,337

See Notes to the Consolidated Financial Statements.

62 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Founded in 1906, Schnitzer Steel Industries, Inc. dba Radius Recycling, an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. Schnitzer Steel Industries, Inc. dba Radius Recycling and its consolidated subsidiaries, together, are referred to as the Company.

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

As of August 31, 2023, all of the Company’s facilities were located in the United States (“U.S.”) and its territories and Canada.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Schnitzer Steel Industries, Inc. dba Radius Recycling and its majority-owned and wholly-owned subsidiaries. The equity method of accounting is used for investments in joint ventures over which the Company has significant influence but does not have effective control. All significant intercompany account balances, transactions, profits, and losses have been eliminated. All transactions and relationships with variable interest entities are evaluated to determine whether the Company is the primary beneficiary of the entities, therefore requiring consolidation. The Company does not have any variable interest entities requiring consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $62 million and $56 million as of August 31, 2023 and 2022, respectively.

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

The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or required deposits prior to shipment, the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. The allowance for credit losses was $2 million as of both August 31, 2023 and 2022.

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

noncash operating activities in the Consolidated Statements of Cash Flows and totaled $13 million, $11 million, and $10 million for the fiscal years ended August 31, 2023, 2022, and 2021, respectively.

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

64 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company leases machinery assets to customers primarily to facilitate the provision of recycling services. For the periods presented, such lessor arrangements were classified as operating leases, whereby the Company keeps the asset underlying the lease on its balance sheet and depreciates the asset based on its estimated useful life. The Company recognizes lease income for these operating leases on a straight-line basis within revenues in the Consolidated Statements of Operations. As of both August 31, 2023 and 2022, property, plant and equipment, net, as reported in the Consolidated Balance Sheets, included machinery assets underlying these operating leases with a carrying value of $13 million. Lease income derived from these operating leases was not material to any of the periods presented.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while routine repair and maintenance costs are expensed as incurred. Interest cost related to the construction of qualifying assets is capitalized as part of the construction costs. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and resulting gains or losses are generally included in operating expense. Gains and losses from sales of assets related to an exit activity are reported within restructuring charges and other exit-related activities in the Consolidated Statements of Operations. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Upon idling an asset, depreciation continues to be recorded. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

As of August 31, 2023, the useful lives used for depreciation and amortization were as follows:

Useful Life (in years)
Machinery and equipment	3 to 40
Land improvements	3 to 35
Buildings and leasehold improvements	5 to 40
Enterprise Resource Planning (“ERP”) systems	5 to 10
Office equipment and other software licenses	3 to 10

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets, totaled $27 million and $43 million as of August 31, 2023 and 2022, respectively, and consisted primarily of deposits on capital projects, prepaid insurance, prepaid services, and prepaid property taxes.

65 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, cash held in a client trust account relating to a legal settlement, two equity investments, capitalized implementation costs for cloud computing arrangements, debt issuance costs, notes and other contractual receivables, and major spare parts and equipment. Other assets are reported within either prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. See Note 13 - Employee Benefits for further detail on the Company’s assets relating to employee benefit plans.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers.under various insurance policies or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers totaled $14 million and $28 million as of August 31, 2023 and 2022, respectively. As of August 31, 2023, receivables from insurers comprised primarily $10 million relating to environmental claims, $2 million relating to workers’ compensation claims, $1 million relating to third-party claims, and $1 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts. As of August 31, 2022, receivables from insurers comprised primarily $10 million relating to claims in connection with the Everett facility shredder fire, $7 million relating to environmental claims, $6 million relating to third-party claims, and $4 million relating to workers’ compensation claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of both August 31, 2023 and 2022 also included approximately $7 million in connection with cash deposited into a client trust account in the second quarter of fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 10 - Commitments and Contingencies for further discussion of this matter.

The Company invested $5 million in the equity of a privately-held Canadian recycling technology entity in May 2022. The Company's influence over the operating and financial policies of the entity is not significant, and, thus, the investment is accounted for under the guidance for investments in equity securities. The equity investment does not have a readily determinable fair value and, therefore, is carried at cost and adjusted for impairments and observable price changes. The investment is reported within other assets in the Consolidated Balance Sheets. The carrying value of the investment as of both August 31, 2023 and 2022 was $5 million. The Company has not recorded any impairments or upward or downward adjustments to the carrying value of the investment since acquisition.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017. The investment is accounted for under the guidance for investments in equity securities. In August 2022, the privately-held entity merged with a publicly-traded U.S. entity. As a result of the merger, the Company's investment became held in equity units of a subsidiary of the publicly-traded entity, which equity units are not publicly traded but are exchangeable for shares of the publicly-traded entity. The timing and magnitude of exchange is solely at the discretion of the publicly-traded entity. During the first half of fiscal 2023, because of these exchange conditions, the equity investment was determined to not have a readily determinable fair value and, therefore, continued to be carried at cost and adjusted for impairments and observable price changes. In the first quarter of fiscal 2023, the Company identified an impairment indicator for its investment and, based on its fair value measurement incorporating observable trading prices of the publicly-traded entity and unobservable inputs, recognized a $4 million impairment within other loss, net on the Consolidated Statement of Operations. During the third quarter of fiscal 2023, the publicly-traded entity allowed for an exchange event, and the Company exchanged its full investment in the subsidiary's equity units for shares of the publicly-traded entity, which have a readily determinable fair value, and which the Company still held as of August 31, 2023. As a result, in fiscal 2023 following the exchange event, the Company recorded an additional $1 million, net, downward adjustment of the equity investment to its fair value of $1 million as of August 31, 2023, which loss is reported within other loss, net on the Consolidated Statement of Operations. The investment is reported within prepaid expenses and other current assets as of August 31, 2023, and within other assets as of August 31, 2022, in the Consolidated Balance Sheets.

66 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s cloud computing arrangements primarily comprise hosting arrangements which are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in operating expense over the period that the Company has access to use the software. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. During fiscal 2023, in connection with the pursuit of an alternative solution, the Company abandoned the implementation of a cloud computing arrangement and recorded a $5 million impairment associated with previously capitalized cloud computing arrangement implementation costs. As of August 31, 2023 and 2022, the Company's capitalized cloud computing implementation costs were $5 million and $10 million, respectively.

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

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The rolling mill production ceased in early June 2021. In August 2021, the steel mill began ramping up operations following the substantial completion of replacement and repairs of property and equipment in the melt shop that had been lost or damaged by the fire. The Company experienced loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed during the second quarter of fiscal 2022. The Company filed insurance claims for the physical loss and damage experienced at the mill's melt shop and business income losses resulting from the matter. In fiscal 2021, the Company recognized an initial $10 million insurance receivable and related insurance recovery gain, the latter reported within cost of goods sold on the Consolidated Statements of Operations, primarily offsetting applicable losses incurred including capital purchases of $10 million that had been incurred by the Company as of the end of the fiscal year. In fiscal 2022, the Company increased the amount of this insurance receivable to $25 million and recognized a related $15 million insurance recovery gain within cost of goods sold on the Consolidated Statements of Operations, reflecting recovery of applicable losses incurred as a result of the fire to date. In addition, during fiscal 2022, the Company received advance payments from insurers totaling approximately $30 million towards its claims, which amount reduced the $25 million insurance receivable to zero with the remaining amount of advance payments of $5 million reported within other accrued liabilities on the Consolidated Balance Sheets as of August 31, 2022. In fiscal 2023, the Company received additional cash payments from insurers towards its claims totaling approximately $22 million, and in the fourth quarter of fiscal 2023 the Company reached a full and final settlement with its insurers for its claims and recognized an additional $27 million insurance recovery gain within cost of goods sold on the Consolidated Statements of Operations, reflecting recovery of applicable losses including business income losses incurred as a result of the fire.

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

67 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, the Company installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. The Company filed insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. In fiscal 2022, after the fire, the Company recognized an aggregate $17 million insurance receivable and related insurance recovery gain. In fiscal 2023, the Company recognized an additional $16 million insurance receivable and related insurance recovery gain. As of August 31, 2023, the Company had recognized a total of $34 million in insurance recovery gains, all reported within cost of goods sold on the Consolidated Statements of Operations, reflecting recovery of applicable losses to date including impairment charges of $7 million related to the carrying value of plant and equipment assets lost in or damaged by the fire, and capital purchases, non-capitalizable repair and replacement costs, and other applicable losses totaling $27 million that had been incurred as of August 31, 2023. Also, during fiscal 2023 and 2022, the Company received advance payments from insurers totaling approximately $26 million and $7 million, respectively, towards its claims, and not reflecting any final or full settlement of claims with the insurers, which amount reduced the insurance receivable to $1 million and $10 million as of August 31, 2023 and 2022, respectively. The insurance receivable is reported within prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

Long-lived asset impairment charges (recoveries) and accelerated depreciation are reported in the Consolidated Statements of Operations within (1) asset impairment charges, net and (2) restructuring charges and other exit-related activities if related to a site closure. In fiscal 2023 and 2022, the Company reported less than $1 million and $2 million, respectively, of impairments of long-lived assets within asset impairment charges, net related primarily to abandonment of obsolete machinery and equipment assets.

Investments in Joint Ventures

As of August 31, 2022, the Company had two 50%-owned joint venture interests and on November 7, 2022, the Company sold its ownership interest in one of the 50%-owned joint ventures for approximately $2 million. No gain or loss was recognized as a result of the sale. As of August 31, 2023, the Company had one 50%-owned joint venture interest which is accounted for under the equity method of accounting. This remaining joint venture sells recycled metal to the Company’s operations at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. As of August 31, 2023, the Company’s investments in equity method joint ventures have generated $9 million in cumulative undistributed earnings. See Note 18 - Related Party Transactions for further detail on transactions with joint ventures.

68 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

When the Company performs a quantitative goodwill impairment test, it estimates the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit. The determination of fair value involves the use of estimates and assumptions, including regarding revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate the reporting unit’s income approach valuation, as well as to estimate the fair value of the Company’s other reporting units, including those with no allocated goodwill, the Company uses a market approach based on earnings multiple data, and it performs a reconciliation of its estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 8 - Goodwill and Other Intangible Assets, net for further detail including the recognition of a goodwill impairment charge of $39 million during the fiscal year ended August 31, 2023, representing a portion of the carrying amount of goodwill allocated to one reporting unit.

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

69 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Workers’ Compensation Costs

The Company is self-insured for the significant majority of workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $5 million and $6 million for the estimated cost of unpaid workers’ compensation claims as of August 31, 2023 and 2022, respectively, which are included in other accrued liabilities in the Consolidated Balance Sheets, with corresponding workers’ compensation insurance receivables of $2 million and $4 million as of August 31, 2023 and 2022, respectively, included in other current assets.

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

70 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The Company’s financial instruments include primarily cash and cash equivalents, accounts receivable, accounts payable, and debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates the carrying value. Derivative contracts are reported at fair value. See Note 15 - Derivative Financial Instruments for further detail.

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

Derivatives

The Company records derivative instruments at fair value in the Consolidated Balance Sheets, and changes in their fair value are recognized in either other comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income or net (loss) income in the Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the derivative has been designated as a hedge and, if designated as a hedge, whether the hedge is expected to be highly effective. For cash flow hedges, such as the interest rate swap transactions entered by the Company in the fourth quarter of fiscal 2023, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in other comprehensive (loss) income and are reclassified to earnings in the period in which earnings are impacted by the hedged item. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward interest rates, related volatility, counterparty creditworthiness, and the duration of the contracts. The Company has elected an accounting policy to classify the cash flows from its interest rate swap derivatives designated in qualifying cash flow hedges as cash flows from operating activities in the Consolidated Statements of Cash Flows, consistent with the classification of cash flows from the hedged item. See Note 15 - Derivative Financial Instruments for further detail.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income for the period, but are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency. Gains and losses on foreign currency transactions are generally included in determining net income for the period. The Company reports these gains and losses within other expense, net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains and losses were not material for fiscal 2023, 2022, or 2021.

71 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for each of the years ended August 31, 2023, 2022, and 2021. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. For each of the years ended August 31, 2023, 2022, and 2021, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense was $5 million for the year ended August 31 2023, and $6 million for each of the years ended August 31, 2022 and 2021.

72 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Income taxes are accounted for using the asset and liability method. This requires the recognition of taxes currently payable or refundable and the recognition of deferred tax assets and liabilities for the future tax consequences of events that are recognized in one reporting period in the Consolidated Financial Statements but in a different reporting period on the tax returns. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. Tax benefits arising from uncertain tax positions are recognized when it is more-likely-than-not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. See Note 16 - Income Taxes for further detail.

Net (Loss) Income Per Share

Basic net (loss) income per share attributable to Radius shareholders is computed by dividing net (loss) income attributable to Radius shareholders by the weighted average number of outstanding common shares during the period presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”) meeting certain criteria. Diluted net (loss) income per share attributable to Radius shareholders is computed by dividing net (loss) income attributable to Radius shareholders by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed vesting of DSU, RSU, and performance share awards using the treasury stock method. Net income attributable to noncontrolling interests is deducted from (loss) income from continuing operations to arrive at (loss) income from continuing operations attributable to Radius shareholders for the purpose of calculating (loss) income per share from continuing operations attributable to Radius shareholders. See Note 17 - Net (Loss) Income Per Share for further detail.

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

73 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of August 31, 2023. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company's derivative financial instruments are major financial institutions.

Note 3 - Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective beginning in the Company’s fiscal 2025 and are applied prospectively to all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company does not expect adoption of the new guidance to have a material impact on its consolidated financial statements and disclosures.

Note 4 - Inventories

Inventories consisted of the following as of August 31 (in thousands):

	2023	2022
Processed and unprocessed scrap metal	$143,986	$166,368
Semi-finished goods	9,959	20,009
Finished goods	60,348	72,625
Supplies	64,349	56,187
Inventories	$278,642	$315,189

74 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s fiscal 2023 total lease cost was $38 million, consisting primarily of operating lease expense of $25 million and short-term lease expense of $10 million. The Company’s fiscal 2022 total lease cost was $36 million, consisting primarily of operating lease expense of $25 million and short-term lease expense of $10 million. The Company’s fiscal 2021 total lease cost was $30 million, consisting primarily of operating lease expense of $24 million and short-term lease expense of $5 million. The other components of the Company’s total lease cost for each of fiscal 2023, 2022 and 2021, including finance lease amortization and interest expense, variable lease expense, and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for each of fiscal 2023, 2022, and 2021 is presented within cost of goods sold in the Consolidated Statements of Operations.

Finance lease assets and liabilities consisted of the following as of August 31 (in thousands):

	Balance Sheet Classification	2023	2022
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$6,340	$4,861
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$2,227	$1,736
Finance lease liabilities - noncurrent	Long-term debt, net of current maturities	4,973	4,158
Total finance lease liabilities		$7,200	$5,894

(1)
Presented net of accumulated amortization of $6 million and $4 million as of August 31, 2023 and 2022, respectively.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of August 31:

	2023		2022
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	9.2	3.73%	9.5	3.36%
Finance leases	4.3	6.10%	4.5	7.17%

Maturities of lease liabilities by fiscal year as of August 31, 2023 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2024	$2,558	$23,768
2025	1,746	19,391
2026	1,262	15,503
2027	1,103	13,546
2028	939	10,901
Thereafter	445	55,434
Total lease payments	8,053	138,543
Less amounts representing interest	(853)	(22,622)
Total lease liabilities	7,200	115,921
Less current maturities	(2,227)	(19,835)
Lease liabilities, net of current maturities	$4,973	$96,086

75 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

	Year Ended August 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,414	$25,351	$24,154
Operating cash flows for finance leases	$393	$403	$498
Financing cash flows for finance leases	$2,049	$1,483	$1,332
Lease liabilities arising from obtaining right-of-use assets(1):
Operating leases	$15,279	$12,000	$8,325
Finance leases	$3,596	$534	$445

(1)
Amounts include new leases and adjustments to lease balances as a result of remeasurement.

Note 6 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2023	2022
Machinery and equipment	$952,480	$875,904
Land and improvements	345,584	324,453
Buildings and leasehold improvements	169,940	148,634
Enterprise resource planning (ERP) systems	18,898	18,945
Office equipment and other software licenses	31,195	30,797
Construction in progress	90,939	120,419
Property, plant and equipment, gross	1,609,036	1,519,152
Less accumulated depreciation	(902,231)	(855,032)
Property, plant and equipment, net(1)	$706,805	$664,120

(1)
Property, plant and equipment, net included $21 million and $22 million as of August 31, 2023 and 2022, respectively, related to the Company’s Canadian operations.

Depreciation expense for property, plant and equipment, which includes amortization expense for finance lease right-of-use assets, was $84 million, $72 million, and $58 million for the years ended August 31, 2023, 2022, and 2021, respectively. See Note 5 - Leases for additional disclosure on finance leases. Interest cost related to the construction of qualifying assets capitalized as part of the construction costs was $4 million for the year ended August 31, 2023, and $2 million for each of the years ended August 31, 2022 and 2021.

Note 7 - Business Acquisitions

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

76 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company as of the November 18, 2022 acquisition date (in thousands):

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
	$11,955

The results of operations for the acquired ScrapSource business beginning as of the November 18, 2022 acquisition date are included in the accompanying consolidated financial statements. For the fiscal year ended August 31, 2023, the revenues and net income contributed by the acquired ScrapSource business and reported in the Consolidated Statements of Operations were not material to the financial statements taken as a whole.

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

77 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed by the Company in the fiscal 2022 business acquisitions as of their respective acquisition dates (in thousands):

	Columbus Recycling	Encore Recycling
	October 1, 2021	April 29, 2022
Cash	$325	$—
Accounts receivable	22,763	10,356
Inventories	10,060	4,325
Other current assets	255	15
Property, plant and equipment	13,491	25,027
Operating lease right-of-use assets	254	402
Goodwill(1)	65,203	21,423
Other intangible assets	19,741	4,809
Total assets acquired	132,092	66,357
Current liabilities	11,828	1,323
Other liabilities	3,350	1,091
Total liabilities assumed	15,178	2,414
Net assets acquired	$116,914	$63,943
(1)
Approximately $62 million and $20 million of the amount of acquired goodwill for Columbus Recycling and Encore Recycling, respectively, are tax deductible.

The following table summarizes the purchase price allocation to the identifiable intangible assets of Columbus Recycling and Encore Recycling combined and their estimated useful lives as of their respective acquisition dates (in thousands):

	Columbus Recycling		Encore Recycling
		Useful Life		Useful Life
Supplier relationships	$17,245	7	$3,679	7
Customer relationships	2,496	7	1,130	7
	$19,741		$4,809

Unaudited Pro Forma Information

The following unaudited pro forma information presents the effect on the consolidated financial results of the Company of the Columbus Recycling and Encore Recycling businesses acquired during fiscal 2022 as though the businesses had been acquired as of the beginning of fiscal 2021 (in thousands):

	Year Ended August 31,
	2022	2021
Revenues	$3,566,000	$2,989,000
Net income	$184,500	$179,000
Net income attributable to Radius shareholders	$181,000	$174,500

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

For the fiscal years ended August 31, 2023 and 2022, the unaudited pro forma amounts of revenues and net income of the ScrapSource business acquired during fiscal 2023 were not material to the consolidated financial statements taken as a whole and, therefore, are not included in the tabular disclosure of unaudited pro forma information above.

78 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Goodwill and Other Intangible Assets, net

Goodwill

In the fourth quarter of fiscal 2023, the Company performed the annual goodwill impairment test as of July 1, 2023. As of the testing date, the balance of the Company’s goodwill was $269 million, which was allocated among four reporting units. All of the approximately $13 million of goodwill carried by one of the reporting units, a recycling services operation, related to the business acquisition that was completed in fiscal 2023. The Company elected to perform the qualitative assessment for this reporting unit and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. The remaining $256 million of goodwill as of the testing date was allocated among three reporting units, which consist of two regional metals recycling operations and the Company's network of auto parts stores. Based primarily on the respective financial and operational performance of each of these three reporting units and the Company overall, as well as the year-over-year decrease in the Company’s market capitalization as of the testing date, the Company elected to not perform the qualitative assessment and to proceed directly to the quantitative impairment test for goodwill allocated to the three reporting units to identify potential impairment and measure an impairment loss, if necessary. The quantitative impairment test entails estimating the fair value of each reporting unit with allocated goodwill and comparing it to the reporting unit’s carrying amount. The Company records the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, if any, not to exceed the total amount of goodwill allocated to that reporting unit.

The Company estimated the fair value of the two metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test as of July 1, 2023 using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based WACC determined separately for each reporting unit. The determination of fair value under this income approach involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate (WACC), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate each reporting unit’s income approach valuation, as well as to estimate the fair value of the Company’s other reporting units, including those with no allocated goodwill, the Company used a market approach based on earnings multiple data, and it performed a reconciliation of its estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium.

For one of the metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 24% and 33%, respectively, as of July 1, 2023. For the other metals recycling reporting unit, the estimated fair value of the reporting unit was less than its carrying amount, resulting in a partial impairment of goodwill of $39 million. The projections used in the income approach for the metals recycling and autos reporting units took into consideration, as applicable, the impact of recent and current market conditions for ferrous and nonferrous recycled metals and retail auto parts, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in production and other operating costs. The projections assumed a recovery of operating margins from the levels experienced around the time of the July 1, 2023 measurement date over a multi-year period. The WACC rate used in the income approach valuation for the two metals recycling reporting units was 13.68%, and the WACC rate used for the autos reporting unit was 13.62%. The terminal growth rate used for all three reporting units was 2%. A reporting-unit-specific risk premium is embedded in the WACC to reflect the perceived level of uncertainty inherent in each reporting unit's expected future cash flows.

The Company reconciled its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company. The implied control premium resulting from the difference between (i) the Company's market capitalization (based on the average trading price of the Company's Class A common stock for the two-week period ended July 1, 2023) increased by the estimated fair value of noncontrolling interests and (ii) the higher aggregated estimated fair value of all reporting units was within the historical range of average and mean premiums observed for historical transactions within the steel-making, scrap processing, and metals industries. The Company identified specific reconciling items, including market participant synergies, tax amortization benefits, and benefits from in-process technology investments, which supported the implied control premium as of July 1, 2023.

79 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross change in the carrying amount of goodwill for the years ended August 31, 2023 and 2022 was as follows (in thousands):

Goodwill
Balance as of September 1, 2021	$170,304
Additions(1)	84,040
Measurement period adjustments(2)	1,657
Foreign currency translation adjustment	(803)
Balance as of August 31, 2022	255,198
Additions(1)	14,759
Measurement period adjustments(2)	(725)
Impairments	(39,270)
Foreign currency translation adjustment	(543)
Balance as of August 31, 2023	$229,419

(1)
Additions to goodwill in fiscal 2022 relate to the Columbus Recycling and Encore Recycling businesses acquired on October 1, 2021 and April 29, 2022, respectively. Additions to goodwill in fiscal 2023 relate to the ScrapSource business acquired on November 18, 2022. All additions are presented exclusive of measurement period adjustments. See Note 7 - Business Acquisitions.
(2)
Measurement period adjustments in fiscal 2022 relate to the acquired Columbus Recycling and Encore Recycling businesses. Measurement period adjustments in fiscal 2023 relate to the acquired ScrapSource and Encore Recycling businesses.

Accumulated goodwill impairment charges were $510 million as of August 31, 2023 and $471 million as of August 31, 2022.

Other Intangible Assets, net

The following table presents the Company’s other intangible assets as of August 31 (in thousands):

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	$8,756	$(4,796)	$3,960	$7,780	$(4,442)	$3,338
Supplier relationships	31,299	(6,720)	24,579	20,924	(2,433)	18,491
Customer relationships	3,846	(926)	2,920	3,626	(381)	3,245
Indefinite-lived intangibles(1)	1,081	—	1,081	1,081	—	1,081
Total	$44,982	$(12,442)	$32,540	$33,411	$(7,256)	$26,155

(1)
Indefinite-lived intangibles include previously acquired trade names and certain permits and licenses.

See Note 7 - Business Acquisitions for information regarding intangible assets acquired in business combinations during the years ended August 31, 2023 and 2022. Total intangible asset amortization expense was $6 million, $3 million, and $1 million for the years ended August 31, 2023, 2022, and 2021, respectively. There were no impairments of amortized intangible assets recognized in the periods presented.

The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2024	$6,189
2025	6,116
2026	6,116
2027	6,113
2028	5,667
Thereafter	1,258
Total	$31,459

80 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Debt

Debt consisted of the following as of August 31 (in thousands):

	2023	2022
Bank revolving credit facilities, interest primarily at SOFR or LIBOR plus a spread	$230,000	$230,000
Finance lease liabilities	7,200	5,894
Other debt obligations	12,192	12,668
Total debt	249,392	248,562
Less current maturities	(5,813)	(6,041)
Debt, net of current maturities	$243,579	$242,521

On August 22, 2022, the Company and certain of its subsidiaries entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among Schnitzer Steel Industries, Inc., as the U.S. borrower, Schnitzer Steel Canada Ltd., as the Canadian borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto, which amended and restated our previously existing credit agreement (the “Prior Credit Agreement”). The Amended Credit Agreement provides for $800 million and C$15 million in senior secured revolving credit facilities maturing in August 2027. The $800 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swing line loans, and a $50 million sublimit for multicurrency borrowings. The Prior Credit Agreement provided for $700 million and C$15 million in senior secured credit facilities maturing in August 2023. The Company incurred $2 million in debt issuance costs in connection with the Amended Credit Agreement, which are amortized to interest expense over the five-year term of the arrangement.

Interest rates on outstanding indebtedness under the Amended Credit Agreement are based, at our option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Canadian Dollar Offered Rate, “CDOR” for C$ loans), plus a spread of between 1.25% and 2.00%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA (as defined by the Amended Credit Agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.25% and 1.00% based on a pricing grid tied to our consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.30% based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA.

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

As of both August 31, 2023 and 2022, borrowings outstanding under the credit facilities were $230 million. The weighted average interest rate on amounts outstanding under the credit facilities was 7.17% and 3.65% as of August 31, 2023 and 2022, respectively.

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. As of August 31, 2023, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, and accounts receivable.

81 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other debt obligations, which totaled $12 million and $13 million as of August 31, 2023 and 2022, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Principal payments on the Company’s bank revolving credit facilities and other debt obligations during the next five fiscal years and thereafter are as follows (in thousands):

Year Ending August 31,	Credit Facilities	Other Debt Obligations
2024	$—	$3,586
2025	—	2,449
2026	—	2,564
2027	230,000	2,687
2028	—	693
Thereafter	—	213
Total	$230,000	$12,192

See Note 5 - Leases for additional disclosure on finance lease obligations, including payments during the next five fiscal years and thereafter. The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. The Company had $8 million outstanding under these arrangements as of both August 31, 2023 and 2022.

Note 10 - Commitments and Contingencies

Contingencies - Environmental

Changes in the Company’s environmental liabilities for the years ended August 31, 2023 and 2022 were as follows (in thousands):

Balance as of September 1, 2021	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2022	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2023	Current Liability	Noncurrent Liability
$77,128	$12,839	$(21,467)	$68,500	$10,697	$(12,420)	$66,777	$13,743	$53,034

As of August 31, 2023 and 2022, the Company had environmental liabilities of $67 million and $69 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

82 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for Portland Harbor. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. Accordingly, the final cost may differ materially from that set forth in the ROD. The Company has identified a number of concerns regarding the remedy described in the ROD, which is based on data that is more than 15 years old, and the EPA’s estimates for the costs and time required to implement the selected remedy. Moreover, the ROD provided only Portland Harbor site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within Portland Harbor. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.

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

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. As of August 31, 2023 and 2022, the Company had $1 million and $3 million, respectively, in environmental reserves related to this matter. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both August 31, 2023 and 2022, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

83 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of August 31, 2023 and 2022, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

The Company’s environmental liabilities as of August 31, 2023 and 2022 included $5 million and $6 million, respectively, relating to the Portland Harbor matters described above.

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

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remediation, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor although there are no assurances that those policies will cover all the costs which the Company may incur. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated the settlement with certain insurers of claims against them related to Portland Harbor, continue to seek settlements with other insurers, and formed two QSFs which became operative in fiscal 2020 and the second quarter of fiscal 2023, respectively, to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSFs may not cover all of the costs which the Company may incur. Each QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two managers unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of each VIE that most significantly impact its economic performance. The Company’s appointee to co-manage each VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage each VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company's insurance policies may not cover all the costs which the Company incurs. As of both August 31, 2023 and 2022, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

84 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of August 31, 2023 and 2022, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of August 31, 2023 and 2022, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of August 31, 2023 and 2022 included $5 million and $8 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In fiscal 2023, the Company accrued an incremental $7 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company's subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of August 31, 2023 and 2022 included $10 million and $7 million, respectively, for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. See “Other Assets” in Note 2 - Summary of Significant Accounting Policies for further discussion of this client trust account. In the fourth quarter of fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of August 31, 2023, pending completion, approval, and implementation of the remediation action plan.

85 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
86 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2023, 2022, and 2021 (in thousands):

	Foreign Currency Translation Adjustments	Cash Flow Hedges, net	Pension Obligations, net	Total
Balance as of September 1, 2020	$(34,184)	$—	$(2,687)	$(36,871)
Other comprehensive income (loss) before reclassifications	2,575	—	(530)	2,045
Income tax benefit	—	—	120	120
Other comprehensive income (loss) before reclassifications, net of tax	2,575	—	(410)	2,165
Amounts reclassified from accumulated other comprehensive loss	—	—	196	196
Income tax benefit	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	152	152
Net periodic other comprehensive income (loss)	2,575	—	(258)	2,317
Balance as of August 31, 2021	(31,609)	—	(2,945)	(34,554)
Other comprehensive (loss) income before reclassifications	(3,070)	—	355	(2,715)
Income tax expense	—	—	(80)	(80)
Other comprehensive (loss) income before reclassifications, net of tax	(3,070)	—	275	(2,795)
Amounts reclassified from accumulated other comprehensive loss	—	—	336	336
Income tax benefit	—	—	(76)	(76)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	260	260
Net periodic other comprehensive (loss) income	(3,070)	—	535	(2,535)
Balance as of August 31, 2022	(34,679)	—	(2,410)	(37,089)
Other comprehensive loss before reclassifications	(2,661)	(277)	(2)	(2,940)
Income tax benefit	—	62	—	62
Other comprehensive loss before reclassifications, net of tax	(2,661)	(215)	(2)	(2,878)
Amounts reclassified from accumulated other comprehensive loss	—	(115)	481	366
Income tax expense (benefit)	—	26	(108)	(82)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(89)	373	284
Net periodic other comprehensive (loss) income	(2,661)	(304)	371	(2,594)
Balance as of August 31, 2023	$(37,340)	$(304)	$(2,039)	$(39,683)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Consolidated Statements of Operations in all periods presented.

87 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Year Ended August 31,
	2023	2022	2021
Major product information:
Ferrous revenues	$1,439,983	$1,914,255	$1,557,891
Nonferrous revenues	781,102	892,444	684,862
Steel revenues(1)	507,550	531,731	379,203
Retail and other revenues	153,589	147,385	136,595
Total revenues	$2,882,224	$3,485,815	$2,758,551
Revenues based on sales destination:
Foreign	$1,508,019	$1,925,235	$1,612,744
Domestic	1,374,205	1,560,580	1,145,807
Total revenues	$2,882,224	$3,485,815	$2,758,551

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

In fiscal 2023, 2022, and 2021, the Company had no external customer that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers located in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries to which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2023	% of Revenue	2022	% of Revenue	2021	% of Revenue
Bangladesh	N/A	N/A	$446,385	13%	$375,668	14%

N/A = Sales were less than the 10% threshold.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of August 31, 2023 and 2022, receivables from contracts with customers, net of an allowance for credit losses, totaled $208 million and $230 million, respectively, representing 99% and 97%, respectively, of total accounts receivable reported in the Consolidated Balance Sheets as of each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts reported within accounts payable in the Consolidated Balance Sheets, totaled $7 million and $8 million as of August 31, 2023 and 2022, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

Note 13 - Employee Benefits

The Company and certain of its subsidiaries have or contribute to qualified and nonqualified retirement plans. These plans include a defined benefit pension plan, a supplemental executive retirement benefit plan (“SERBP”), multiemployer pension plans, defined contribution plans, and a deferred compensation plan.

88 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits for employee service. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income. The Company amortizes as a component of net periodic pension benefit cost a portion of the net gain or loss reported within accumulated other comprehensive loss if the beginning-of-year net gain or loss exceeds 5% of the greater of the benefit obligation or the market value of plan assets. Net periodic pension benefit cost was not material for each of the fiscal years presented in this report. The fair value of plan assets was $15 million and $16 million as of August 31, 2023 and 2022, respectively, and the projected benefit obligation was $11 million and $12 million as of August 31, 2023 and 2022, respectively. The plan was fully funded with the plan assets exceeding the projected benefit obligation by $4 million as of both August 31, 2023 and 2022. Under the fair value hierarchy, plan assets comprised Level 1 and Level 2 investments as of August 31, 2023 and 2022. Level 1 investments are valued based on quoted market prices of identical securities in the principal market. Level 2 investments are corporate bonds valued at the yields currently available on comparable securities of issuers with similar credit ratings. No significant contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligation was 5.13% and 4.40% as of August 31, 2023 and 2022, respectively. The Company estimates future annual benefit payments to be between $1 million and $4 million per year.

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets, the current portion of the pension liability is included in other accrued liabilities, and the noncurrent portion of the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund was valued at $4 million as of each August 31, 2023 and 2022. The trust fund assets’ gains and losses are included in other loss, net in the Company’s Consolidated Statements of Operations. The benefit obligation was $4 million as of each of August 31, 2023 and 2022. Net periodic pension benefit cost under the SERBP was not material for each of the fiscal years presented in this report.

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

One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP,” EIN 90-0169564, Plan No. 001) benefiting the union employees of the Company’s steel manufacturing operations, which are covered by a collective bargaining agreement that will expire on March 31, 2026. As of October 1, 2022, the WISPP was certified by the plan’s actuaries as being in the Green Zone, as defined by the Pension Protection Act of 2006. The Company contributed $4 million to the WISPP for each of the years ended August 31, 2023, 2022, and 2021. These contributions represented more than 5% of total contributions to the WISPP for each year.

Company contributions to all of the multiemployer plans totaled $7 million, $7 million, and $6 million for the years ended August 31, 2023, 2022, and 2021, respectively.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $6 million, $5 million, and $4 million for the years ended August 31, 2023, 2022, and 2021, respectively.

89 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plan

In fiscal 2021, the Company established a non-qualified deferred compensation plan (the “DCP”) which permits eligible employees to elect to defer receipt of compensation including salary, bonuses, and certain equity awards made under the Company’s long-term incentive plan. The DCP also allows the Company to make discretionary contributions to participant accounts that may be subject to one or more vesting schedules. Participant contributions, excluding equity awards subject to vesting conditions, are fully vested at all times. The deferred compensation liability as of August 31, 2023 and 2022 was $4 million and $1 million, respectively, consisted entirely of deferred salary and bonuses, and was substantially all noncurrent and classified within other long-term liabilities on the Consolidated Balance Sheets. The Company maintains a rabbi trust to fund obligations under the DCP. The carrying value of assets held in the rabbi trust, which comprise company-owned life insurance policies, substantially equaled the deferred compensation liability as of both August 31, 2023 and 2022. The rabbi trust asset is classified within other assets on the Consolidated Balance Sheets.

Note 14 - Share-Based Compensation

The Company’s 1993 Stock Incentive Plan, as amended (the “SIP”), was established to provide for the grant of stock-based compensation awards to its employees, consultants, and directors. The SIP authorizes the grant of restricted shares, restricted stock units, performance-based awards including performance share awards, stock options, and stock appreciation rights, and other stock-based awards. The SIP is administered by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”). There are 12.2 million shares of Class A common stock reserved for issuance under the SIP, of which 2.0 million were available for future grants as of August 31, 2023. Share-based compensation expense recognized in cost of goods sold or selling, general, and administrative expense, as applicable, was $11 million, $19 million, and $18 million for the years ended August 31, 2023, 2022, and 2021, respectively.

Restricted Stock Units (“RSUs”)

During the years ended August 31, 2023, 2022, and 2021, the Compensation Committee granted 213,080, 160,312, and 317,760 RSUs, respectively, to the Company’s key employees under the SIP. RSUs generally vest 20% per year over five years commencing October 31 of the year after grant. Each RSU entitles the recipient to receive one share of Class A common stock upon vesting.

The estimated fair value of an RSU is based on the market closing price of the underlying Class A common stock on the date of grant. The weighted average grant date fair value of RSUs granted was $31.80, $52.32, and $22.26 per unit for the years ended August 31, 2023, 2022, and 2021, respectively. The total estimated fair value of RSUs granted was $7 million, $8 million, and $7 million for the years ended August 31, 2023, 2022, and 2021, respectively. For RSUs granted in each of these fiscal years, the compensation cost is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the award is the longer of two years or the period ending on the date retirement eligibility is achieved.

A summary of the Company’s RSU activity for the year ended August 31, 2023 is as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2022	813	$26.59
Granted	213	$31.80
Vested	(270)	$25.17
Forfeited	(42)	$28.61
Outstanding as of August 31, 2023	714	$28.57

The total fair value of RSUs that vested, based on the market closing price of the underlying Class A common stock on the vesting date, was $7 million, $15 million, and $10 million for the years ended August 31, 2023, 2022, and 2021, respectively. As of August 31, 2023, total unrecognized compensation costs related to unvested RSUs amounted to $8 million, which is expected to be recognized over a weighted average period of two years.

90 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In recent years, the performance share awards have comprised two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in fiscal 2023 and 2022, the performance metrics are the Company’s recycled metal volume growth and its return on capital employed (“ROCE”). Award share payouts depend on the extent to which the performance goals have been achieved, which performance-based payout factors are adjusted by a total shareholder return (“TSR”) modifier based on the Company’s average TSR percentile rank relative to a designated peer group. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by an initial payout factor based on recycled metal volume growth and ROCE, which ranges from a threshold of 50% to a maximum of 200%. The final payout factor is then determined by applying the TSR modifier to the initial payout factor within a certain range, with a maximum increase or decrease of 20%.

For awards granted in fiscal 2021, the performance metrics are the Company’s TSR relative to a designated peer group and the Company’s ROCE. Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR awards granted in fiscal 2021 stipulate certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

The Company estimates the fair value of performance share awards with a TSR market condition using a Monte-Carlo simulation model utilizing several key assumptions, including the following for such awards granted during the years ended August 31:

	2023	2022	2021
Expected share price volatility (Radius)	56.1%	51.6%	48.5%
Expected share price volatility (Peer group)	60.5%	58.5%	54.9%
Expected correlation to peer group companies	48.1%	46.0%	44.5%
Risk-free rate of return	4.16%	0.61%	0.23%

The fair value of the ROCE awards granted in fiscal 2021, which awards do not have a TSR market condition, is based on the market closing price of the underlying Class A common stock on the grant date.

All the performance share awards granted in fiscal 2023 and 2022 have a non-market performance condition (either recycled metal volume growth or ROCE) in addition to a market condition (TSR modifier), and the ROCE awards granted in fiscal 2021 have only a non-market performance condition. The Company accrues compensation cost for these performance share awards based on the probable outcome of achieving the specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed.

The compensation cost for the TSR awards granted in fiscal 2021 based on the grant-date fair value, net of estimated forfeitures, is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period), regardless of whether the market condition has been or will be satisfied.

During the years ended August 31, 2023, 2022, and 2021, the Compensation Committee granted a total of 211,046 (105,523 recycled metal volume growth with TSR modifier and 105,523 ROCE with TSR modifier), 153,080 (76,540 recycled metal volume growth with TSR modifier and 76,540 ROCE with TSR modifier), and 316,649 (157,791 TSR and 158,858 ROCE) performance share awards,

91 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

respectively. The weighted average grant date fair value per share of performance share awards granted was $32.10, $54.29, and $22.33 for the years ended August 31, 2023, 2022, and 2021, respectively.

A summary of the Company’s performance-based awards activity for the year ended August 31, 2023 is as follows:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2022	782	$28.16
Granted	211	$32.10
Performance achievement(1)	171	$20.98
Vested	(487)	$21.20
Forfeited	(50)	$34.20
Outstanding as of August 31, 2023	627	$32.44

(1)
Reflects the net number of awards achieved above target levels based on actual performance measured at the end of the performance period.

The total fair value of performance share awards which vested, based on the market closing price of the Company’s Class A common stock on the vesting date, was $13 million, $14 million, and $7 million for the years ended August 31, 2023, 2022, and 2021, respectively. As of August 31, 2023, total unrecognized compensation costs related to unvested performance share awards amounted to $4 million, which is expected to be recognized over a weighted average period of two years.

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

DSUs with vesting conditions granted during the years ended August 31, 2023, 2022, and 2021 totaled 21,438 units, 20,876 units, and 28,042 units, respectively. The compensation cost associated with DSUs and the total value of shares vested during each of these fiscal years, as well as the unrecognized compensation cost as of August 31, 2023, were not material.

Note 15 - Derivative Financial Instruments

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt and may enter interest rate swap contracts to effectively manage the impact of interest rate changes on its outstanding debt, which has predominantly floating interest rates. The Company does not enter interest rate swap transactions for trading or speculative purposes.

During the fiscal year ended August 31, 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. These contracts mature in August 2026. As of August 31, 2023, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

The fair value of derivative instruments in the Consolidated Balance Sheet as of August 31, 2023 is as follows (in thousands):

92 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Asset (Liability) Derivatives
	Balance Sheet Location	August 31, 2023
Interest rate swap contracts	Prepaid expenses and other current assets	$1,163
Interest rate swap contracts	Other long-term liabilities	(1,555)

See Note 11 - Accumulated Other Comprehensive Loss for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Consolidated Statement of Operations for the year ended August 31, 2023, which reclassified amounts totaled less than $1 million. Total interest expense was $19 million for the year ended August 31, 2023. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the year ended August 31, 2023.

Note 16 - Income Taxes

(Loss) income from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2023	2022	2021
United States	$(32,541)	$204,150	$195,037
Foreign	4,465	12,526	12,952
Total	$(28,076)	$216,676	$207,989

Income tax (benefit) expense from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2023	2022	2021
Current:
Federal	$(377)	$18,114	$27,244
State	974	1,392	3,811
Foreign	590	39	(4)
Total current tax expense	1,187	19,545	31,051
Deferred:
Federal	(4,198)	21,771	6,939
State	(686)	780	(547)
Foreign	950	2,501	492
Total deferred tax (benefit) expense	(3,934)	25,052	6,884
Total income tax (benefit) expense	$(2,747)	$44,597	$37,935

93 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of credits	5.0	1.6	1.4
Foreign income taxed at different rates	(1.2)	—	(0.5)
Valuation allowance on deferred tax assets	(6.1)	0.4	(1.0)
Federal rate change	—	—	0.4
Non-deductible officers’ compensation	(7.8)	2.5	1.2
Other non-deductible expenses	(1.6)	0.3	0.4
Noncontrolling interests	0.3	(0.3)	(0.5)
Research and development credits	6.4	(0.9)	(1.5)
Tax return to provision adjustment	(1.2)	(2.4)	—
Unrecognized tax benefits	(8.5)	1.2	0.9
Interest income	1.4	(0.1)	(0.1)
Excess tax benefit from stock-based compensation	3.2	(1.6)	(0.2)
Foreign derived intangible income	—	(1.0)	(2.5)
Other	(1.1)	(0.1)	(0.8)
Effective tax rate	9.8%	20.6%	18.2%

Effective Tax Rate

The Company’s effective tax rate from continuing operations for fiscal 2023 was a benefit on pre-tax loss of 9.8%, compared to an expense on pre-tax income of 20.6% and 18.2% for fiscal 2022 and 2021, respectively. The Company’s effective tax rate from continuing operations for fiscal 2023 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the relatively low absolute level of pre-tax earnings, permanent differences from non-deductible expenses, and unrecognized tax benefits. The Company's effective tax rate from continuing operations for fiscal 2022 approximated the U.S. federal statutory rate of 21%, reflecting tax benefits from vesting of share-based awards, the foreign derived intangible income (“FDII”) deduction, and research and development credits, offset by the aggregate impact of state taxes and permanent differences from non-deductible expenses. The Company's effective tax rate from continuing operations for fiscal 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the benefit from the FDII deduction, the impact of research and development credits, and the release of the valuation allowance against Puerto Rico deferred tax assets.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which included the introduction of a new 15% Corporate Alternative Minimum Tax (“CAMT”), as well as a 1% excise tax on corporate share repurchases. The Company does not meet the threshold to be subject to the CAMT, and there were no other impacts of the IRA to the Company in fiscal 2023 or 2022.

94 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities comprised the following as of August 31 (in thousands):

	2023	2022
Deferred tax assets:
Operating lease liabilities	$17,605	$17,901
Amortizable goodwill and other intangibles	13,488	9,914
Employee benefit accruals	8,772	12,241
Net operating loss carryforwards	20,280	7,499
Environmental liabilities	10,109	9,742
Other contingencies	5,579	5,199
State credit carryforwards	7,711	7,212
Inventory valuation methods	2,508	2,749
Other	7,193	3,687
Valuation allowances	(17,042)	(15,342)
Total deferred tax assets	76,203	60,802
Deferred tax liabilities:
Accelerated depreciation and other basis differences	61,938	60,539
Operating lease right-of-use assets	17,573	17,353
Investment in operating partnerships	25,769	15,553
Prepaid expense acceleration and other	6,827	6,087
Total deferred tax liabilities	112,107	99,532
Net deferred tax liabilities	$(35,904)	$(38,730)

As of August 31, 2023, deferred tax assets related to U.S. federal operating loss carryforwards were $11 million with no expiration period, and deferred tax assets related to state operating loss carryforwards were $9 million, the majority of which had a valuation allowance. State operating loss carryforwards will expire if not used in various years beginning in 2023. State credit carryforwards will expire if not used between 2023 and 2037.

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

Accounting for Uncertainty in Income Taxes

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2023	2022	2021
Unrecognized tax benefits, as of the beginning of the year	$10,326	$8,320	$7,456
Additions (reductions) for tax positions of prior years	281	1,055	(574)
Additions for tax positions of the current year	1,223	974	1,486
Reductions for lapse of statutes	—	(23)	(48)
Unrecognized tax benefits, as of the end of the year	$11,830	$10,326	$8,320

95 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company anticipates an immaterial impact on earnings from releases from the reserve in the next 12 months. The recognized amount of tax-related penalties and interest was not material for each of the fiscal years presented in this report.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2022 remain subject to examination under the statute of limitations.

Note 17 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net (loss) income per share attributable to Radius shareholders for the years ended August 31 (in thousands):

	2023	2022	2021
(Loss) income from continuing operations	$(25,329)	$172,079	$170,054
Net income attributable to noncontrolling interests	(353)	(3,196)	(4,863)
(Loss) income from continuing operations attributable to Radius shareholders	(25,682)	168,883	165,191
Loss from discontinued operations, net of tax	(109)	(83)	(79)
Net (loss) income attributable to Radius shareholders	$(25,791)	$168,800	$165,112
Computation of shares:
Weighted average common shares outstanding, basic	28,008	28,084	27,982
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	—	1,445	1,211
Weighted average common shares outstanding, diluted	28,008	29,529	29,193

Common stock equivalent shares of 698,847 and 113,005 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share attributable to Radius shareholders for the years ended August 31, 2023 and 2022, respectively. No common stock equivalent shares were considered antidilutive for the year ended August 31, 2021.

Note 18 - Related Party Transactions

The Company purchases recycled metal from its joint venture operation at prices that approximate fair market value. These purchases totaled $18 million, $26 million, and $20 million for the years ended August 31, 2023, 2022, and 2021, respectively.

96 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2023, 2022, and 2021

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Fiscal 2023
Allowance for credit losses	$1,550	$311	$(271)	$1,590
Deferred tax valuation allowance	$15,342	$1,873	$(173)	$17,042
Fiscal 2022
Allowance for credit losses	$1,566	$40	$(56)	$1,550
Deferred tax valuation allowance	$14,522	$2,326	$(1,506)	$15,342
Fiscal 2021
Allowance for doubtful accounts	$1,593	$—	$(27)	$1,566
Deferred tax valuation allowance	$16,933	$482	$(2,893)	$14,522

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of the ScrapSource business, which the Company acquired on November 18, 2022, from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The ScrapSource business represented less than 2% of consolidated total assets and less than 1% of consolidated total revenues as of and for the year ended August 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

98 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K regarding directors, and information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K, will be included under “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Information regarding executive officers is included in “Executive Officers of the Company” in Part I, Item 1. Business of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics

On January 25, 2023, the Board of Directors approved a revised Company’s Code of Conduct that is applicable to all of its directors and employees. This document is posted under the caption “About Us – Culture – Ethics & Code of Conduct” on the Company’s internet website (www.radiusrecycling.com) and is available free of charge by calling the Company or submitting a request to ir@rdus.com. The Company intends to satisfy its disclosure obligations with respect to any amendments to or waivers of the Code of Conduct for directors, executive officers, or Senior Financial Officers by posting such information on its internet website set forth above rather than by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

99 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K
		PAGE
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	54

	Consolidated Balance Sheets as of August 31, 2023 and 2022	57

	Consolidated Statements of Operations for each of the three years ended August 31, 2023, 2022, and 2021	58

	Consolidated Statements of Comprehensive (Loss) Income for each of the three years ended August 31, 2023, 2022, and 2021	59

	Consolidated Statements of Equity for each of the three years ended August 31, 2023, 2022, and 2021	60

	Consolidated Statements of Cash Flows for each of the three years ended August 31, 2023, 2022, and 2021	61

	Notes to the Consolidated Financial Statements	63

2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts for each of the three years ended August 31, 2023, 2022, and 2021	97

	All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

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

100 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

*10.13

Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors for awards granted prior to 2023. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.14

Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors for awards granted in 2023. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended February 28, 2023, and incorporated herein by reference.

*10.15

Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended February 28,2022, and incorporated herein by reference.

*10.16

Summary Sheet for 2023 Non-Employee Director Compensation. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, and incorporated herein by reference.

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

*10.20

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

101 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

*10.22

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

*10.24

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

*10.26

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

*10.32

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2023. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022 and incorporated herein by reference.

*10.33

Fiscal 2022 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021 and incorporated herein by reference.

*10.34

Fiscal 2023 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022 and incorporated herein by reference.

*10.35	Schnitzer Steel Deferred Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021 and incorporated herein by reference.

*10.36	Separation and Release Agreement by and between the Registrant and Michael R. Henderson.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

102 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

103 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023

Table of Contents	SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
Dated: October 25, 2023	By:	/s/ STEFANO R. GAGGINI
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 25, 2023 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	Chairman, President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ STEFANO R. GAGGINI	Senior Vice President and Chief Financial Officer
Stefano R. Gaggini

Principal Accounting Officer:

/s/ MARK SCHUESSLER	Vice President and Chief Accounting Officer
Mark Schuessler

Directors:

*GREGORY FRIEDMAN	Director
Gregory Friedman

*RHONDA D. HUNTER	Director
Rhonda D. Hunter

*DAVID L. JAHNKE	Director
David L. Jahnke

*GLENDA MINOR	Director
Glenda Minor

*LESLIE L. SHOEMAKER	Director
Leslie L. Shoemaker

*MICHAEL W. SUTHERLIN	Director
Michael W. Sutherlin

*By:	/s/ STEFANO R. GAGGINI
Attorney-in-fact, Stefano R. Gaggini

104 / Schnitzer Steel Industries, Inc. dba Radius Recycling Form 10-K Fiscal 2023