Form 10-Q
period 2023-11-30
SCHNITZER STEEL INDUSTRIES, INC.
filed 2024-01-04
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2023

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

The registrant had 27,661,685 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 2, 2024.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	November 30, 2023	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,408	$6,032
Accounts receivable, net of allowance for credit losses of $1,476 and $1,590	191,415	210,442
Inventories	281,062	278,642
Refundable income taxes	3,135	3,245
Prepaid expenses and other current assets	55,427	51,979
Total current assets	535,447	550,340
Property, plant and equipment, net of accumulated depreciation of $919,522 and $902,231	698,715	706,805
Operating lease right-of-use assets	114,965	115,686
Investments in joint ventures	10,268	10,750
Goodwill	229,345	229,419
Intangibles, net of accumulated amortization of $13,957 and $12,442	32,720	32,540
Deferred income taxes	22,438	22,713
Other assets	48,756	47,696
Total assets	$1,692,654	$1,715,949
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,641	$5,813
Accounts payable	200,569	209,423
Accrued payroll and related liabilities	26,976	35,144
Environmental liabilities	11,891	13,743
Operating lease liabilities	19,923	19,835
Accrued income taxes	346	358
Other accrued liabilities	39,813	39,614
Total current liabilities	305,159	323,930
Deferred income taxes	47,665	58,617
Long-term debt, net of current maturities	278,280	243,579
Environmental liabilities, net of current portion	52,352	53,034
Operating lease liabilities, net of current maturities	95,267	96,086
Other long-term liabilities	29,655	29,044
Total liabilities	808,378	804,290
Commitments and contingencies (Note 5)
Radius Recycling (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,663 and 27,312 shares issued and outstanding	27,663	27,312
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	22,258	26,035
Retained earnings	870,975	894,316
Accumulated other comprehensive loss	(40,102)	(39,683)
Total Radius shareholders’ equity	880,994	908,180
Noncontrolling interests	3,282	3,479
Total equity	884,276	911,659
Total liabilities and equity	$1,692,654	$1,715,949

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2023	2022
Revenues	$672,897	$598,730
Operating expense:
Cost of goods sold	633,420	550,011
Selling, general and administrative	63,102	64,228
(Income) from joint ventures	(673)	(790)
Restructuring charges and other exit-related activities	35	1,592
Operating loss	(22,987)	(16,311)
Interest expense	(4,810)	(3,324)
Other loss, net	(170)	(3,884)
Loss from continuing operations before income taxes	(27,967)	(23,519)
Income tax benefit	10,170	6,032
Loss from continuing operations	(17,797)	(17,487)
Loss from discontinued operations, net of tax	(2)	(69)
Net loss	(17,799)	(17,556)
Net income attributable to noncontrolling interests	(165)	(232)
Net loss attributable to Radius shareholders	$(17,964)	$(17,788)

Net loss per share attributable to Radius shareholders:
Basic:
Loss per share from continuing operations	$(0.64)	$(0.64)
Net loss per share	$(0.64)	$(0.64)
Diluted:
Loss per share from continuing operations	$(0.64)	$(0.64)
Net loss per share	$(0.64)	$(0.64)
Weighted average number of common shares:
Basic	28,219	27,723
Diluted	28,219	27,723

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2023	2022
Net loss	$(17,799)	$(17,556)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(499)	(2,246)
Cash flow hedges, net	(107)	—
Pension obligations, net	187	33
Total other comprehensive loss, net of tax	(419)	(2,213)
Comprehensive loss	(18,218)	(19,769)
Less comprehensive income attributable to noncontrolling interests	(165)	(232)
Comprehensive loss attributable to Radius shareholders	$(18,383)	$(20,001)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended November 30, 2022	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2022	26,747	$26,747	200	$200	$22,975	$941,146	$(37,089)	$953,979	$4,495	$958,474
Net (loss) income	—	—	—	—	—	(17,788)	—	(17,788)	232	(17,556)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,213)	(2,213)	—	(2,213)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(962)	(962)
Issuance of restricted stock	672	672	—	—	(672)	—	—	—	—	—
Restricted stock withheld for taxes	(254)	(254)	—	—	(6,553)	—	—	(6,807)	—	(6,807)
Share-based compensation cost	—	—	—	—	2,832	—	—	2,832	—	2,832
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,264)	—	(5,264)	—	(5,264)
Balance as of November 30, 2022	27,165	$27,165	200	$200	$18,582	$918,094	$(39,302)	$924,739	$3,765	$928,504

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended November 30, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2023	27,312	$27,312	200	$200	$26,035	$894,316	$(39,683)	$908,180	$3,479	$911,659
Net (loss) income	—	—	—	—	—	(17,964)	—	(17,964)	165	(17,799)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(419)	(419)	—	(419)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(362)	(362)
Issuance of restricted stock	562	562	—	—	(562)	—	—	—	—	—
Restricted stock withheld for taxes	(211)	(211)	—	—	(4,591)	—	—	(4,802)	—	(4,802)
Share-based compensation cost	—	—	—	—	1,376	—	—	1,376	—	1,376
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,377)	—	(5,377)	—	(5,377)
Balance as of November 30, 2023	27,663	$27,663	200	$200	$22,258	$870,975	$(40,102)	$880,994	$3,282	$884,276

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,799)	$(17,556)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment charges	219	4,000
Exit-related asset impairments	—	143
Depreciation and amortization	23,471	21,451
Inventory write-downs	—	575
Deferred income taxes	(10,834)	(5,741)
Undistributed equity in earnings of joint ventures	(673)	(790)
Share-based compensation expense	1,376	2,816
(Gain) loss on disposal of assets, net	(418)	300
Unrealized foreign exchange loss, net	356	141
Credit loss (recovery), net	14	(18)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15,833	16,925
Inventories	293	(27,846)
Income taxes	405	(293)
Prepaid expenses and other current assets	(2,771)	1,839
Other long-term assets	(1,184)	(1,212)
Operating lease assets and liabilities	(65)	313
Accounts payable	353	(18,692)
Accrued payroll and related liabilities	(8,163)	(28,902)
Other accrued liabilities	(683)	(8,709)
Environmental liabilities	(2,523)	(2,452)
Other long-term liabilities	494	1,556
Distributed equity in earnings of joint ventures	1,000	—
Net cash used in operating activities	(1,299)	(62,152)
Cash flows from investing activities:
Capital expenditures	(24,808)	(47,520)
Acquisitions, net of acquired cash	—	(26,902)
Proceeds from insurance and sale of assets	609	2,219
Net cash used in investing activities	(24,199)	(72,203)
Cash flows from financing activities:
Borrowings from long-term debt	135,099	186,356
Repayment of long-term debt	(100,568)	(78,781)
Payment of debt issuance costs	—	(135)
Taxes paid related to net share settlement of share-based payment awards	(4,802)	(6,807)
Distributions to noncontrolling interests	(362)	(962)
Dividends paid	(5,551)	(5,540)
Net cash provided by financing activities	23,816	94,131
Effect of exchange rate changes on cash	58	(40)
Net decrease in cash and cash equivalents	(1,624)	(40,264)
Cash and cash equivalents as of beginning of period	6,032	43,803
Cash and cash equivalents as of end of period	$4,408	$3,539

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended November 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$4,428	$2,703
Income taxes paid (refunded), net	$235	$(16)
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$7,120	$17,134

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Schnitzer Steel Industries, Inc. dba Radius Recycling and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023. The results for the three months ended November 30, 2023 and 2022 are not necessarily indicative of the results of operations for the entire fiscal year.

Company Name

On July 26, 2023, Schnitzer Steel Industries, Inc. announced its new brand and assumed name, Radius Recycling. The Company will seek shareholder approval to amend the Company’s Articles of Incorporation to change its legal name to Radius Recycling, Inc. at its Annual Meeting of Shareholders to be held on January 30, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $60 million and $62 million as of November 30, 2023 and August 31, 2023, respectively.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $3 million for each of the three months ended November 30, 2023 and 2022.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $24 million and $27 million as of November 30, 2023 and August 31, 2023, respectively, and consisted primarily of prepaid insurance, deposits on capital projects, prepaid services, and prepaid property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, major spare parts and equipment, cash held in a client trust account relating to a legal settlement, capitalized implementation costs for cloud computing arrangements, two equity investments, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers totaled $20 million and $14 million as of November 30, 2023 and August 31, 2023, respectively. As of November 30, 2023, receivables from insurers comprised primarily $11 million relating to environmental claims, $5 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, $3 million relating to workers’ compensation claims, and $1 million relating to third-party claims. As of August 31, 2023, receivables from insurers comprised primarily $10 million relating to environmental claims, $2 million relating to workers’ compensation claims, $1 million relating to third-party claims, and $1 million relating to property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017. The investment is accounted for under the guidance for investments in equity securities. During the first half of fiscal 2023, the equity investment was determined to not have a readily determinable fair value and, therefore, was carried at cost and adjusted for impairments and observable price changes. In the first quarter of fiscal 2023, the Company identified an impairment indicator for its investment and, based on its fair value measurement incorporating observable trading prices of the publicly-traded entity and unobservable inputs, recognized a $4 million impairment in other loss, net on the Unaudited Condensed Consolidated Statement of Operations. During the third quarter of fiscal 2023, the publicly-traded entity allowed for an exchange event, and the Company exchanged its full investment in the subsidiary's equity units for shares of the publicly-traded entity, which have a readily determinable fair value, and which the Company still held as of November 30, 2023. As of November 30, 2023 and August 31, 2023, the fair value of the investment was less than $1 million and $1 million, respectively. The investment is reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

Other assets as of both November 30, 2023 and August 31, 2023 included approximately $5 million of capitalized cloud computing arrangement implementation costs. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. This amortization expense is reported within operating expense, separately from depreciation and amortization expense for property, plant, and equipment and intangible assets as reported on the Unaudited Condensed Consolidated Statements of Cash Flows.

Accounting for Impacts of Involuntary Events

Assets destroyed or damaged as a result of involuntary events are written off or reduced in carrying value to their salvage value. When recovery of all or a portion of the amount of property damage loss or other covered expenses through insurance proceeds is demonstrated

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to be probable, a receivable is recorded and offsets the loss or expense up to the amount of the total loss or expense. No gain is recorded until all contingencies related to the insurance claim have been resolved.

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The Company experienced loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed in fiscal 2022. The Company filed insurance claims for the physical loss and damage experienced at the mill’s melt shop and business income losses resulting from the matter. In the fourth quarter of fiscal 2023, the Company reached a full and final settlement with its insurers for its claims. All insurance proceeds and recovery gains in connection with the Company’s claims had been received and recognized, respectively, as of August 31, 2023.

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, the Company installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. The Company filed insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. As of August 31, 2023, the Company had recognized, in aggregate, $34 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $33 million towards its claims, and not reflecting any final or full settlement of claims with the insurers. During the first quarter of fiscal 2024, the Company recognized an additional $4 million insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations. As of November 30, 2023 and August 31, 2023, the Company had receivables from its insurers of $5 million and $1 million, respectively, reported within prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of November 30, 2023. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company's derivative financial instruments are major financial institutions.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for the Company’s fiscal 2025, and interim periods within the Company’s fiscal 2026, and are applied retrospectively. Early adoption is permitted. As the amendments apply to reportable segment disclosures only, the Company does not expect adoption to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective beginning in the Company’s fiscal 2026 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2023	August 31, 2023
Processed and unprocessed scrap metal	$134,026	$143,986
Semi-finished goods	13,627	9,959
Finished goods	67,643	60,348
Supplies	65,766	64,349
Inventories	$281,062	$278,642

Note 3 - Business Acquisitions

Fiscal 2023 Business Acquisition

On November 18, 2022, the Company used cash on hand and borrowings under its existing credit facilities to acquire the operating assets of ScrapSource, a recycling services company that provides solutions for industrial companies that generate scrap metal from their manufacturing process. The acquired business expands the Company’s national recycling services operations, giving rise to expected benefits supporting the amount of acquired goodwill. The total purchase consideration of approximately $25 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the date of the acquisition. The $13 million excess of the total purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill. The results of operations for the acquired ScrapSource business beginning as of the November 18, 2022 acquisition date are included in the accompanying financial statements. For the three months ended November 30, 2022, the revenues and net income contributed by the acquired ScrapSource business and reported in the Unaudited Condensed Consolidated Statements of Operations were not material to the financial statements taken as a whole. For the three months ended November 30, 2022, the unaudited pro forma amounts of revenues and net income of the acquired ScrapSource business were not material to the financial statements taken as a whole; therefore, unaudited pro forma amounts for the Company are not provided.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first three months of fiscal 2024 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results. The Company most recently performed the quantitative impairment test for goodwill carried by three of its reporting units, consisting of two regional metals recycling operations and its network of auto parts stores, as of July 1, 2023. For one of the metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 24% and 33%, respectively, as of July 1, 2023. For the other metals recycling reporting unit, the estimated fair value of the reporting unit was less than its carrying amount, resulting in a partial impairment of goodwill of $39 million.

The determination of fair value of the reporting units used to perform the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact management's assumptions used to estimate the reporting units’ fair value. Although the Company believes the assumptions used in the July 1, 2023 test of its reporting units’ goodwill for impairment are reasonable, a lack of recovery or further deterioration in market conditions for recycled metals from current levels, a sustained trend of weaker than anticipated financial performance for the reporting units with allocated goodwill, including the pace and extent of operating margin and volume recovery, a lack of recovery or further decline in the Company's share price from current levels for a sustained period, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the Company's impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on its financial condition and results of operations.

The gross change in the carrying amount of goodwill for the three months ended November 30, 2023 was as follows (in thousands):

Goodwill
August 31, 2023	$229,419
Foreign currency translation adjustment	(74)
November 30, 2023	$229,345

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2023 were as follows (in thousands):

Balance as of September 1, 2023	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2023	Short-Term	Long-Term
$66,777	$131	$(2,665)	$64,243	$11,891	$52,352

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of November 30, 2023 and August 31, 2023, the Company had environmental liabilities of $64 million and $67 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. As of each of November 30, 2023 and August 31, 2023, the Company had $1 million in environmental reserves related to this matter. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both November 30, 2023 and August 31, 2023, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of November 30, 2023 and August 31, 2023, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s environmental liabilities as of each of November 30, 2023 and August 31, 2023 included $5 million relating to the Portland Harbor matters described above.

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

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies and agreements with other third parties, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company’s insurance policies and agreements with other third parties may not cover all the costs which the Company incurs. As of each of November 30, 2023 and August 31, 2023, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of November 30, 2023 and August 31, 2023, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of each of November 30, 2023 and August 31, 2023, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of November 30, 2023 and August 31, 2023 included $3 million and $5 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In the first quarter of fiscal 2023, the Company accrued an incremental $1 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of each of November 30, 2023 and August 31, 2023 included $10 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded into a client trust account for the Company’s subsidiary in December 2020. In the fourth quarter of fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of November 30, 2023, pending completion, approval, and implementation of the remediation action plan.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended November 30, 2023				Three Months Ended November 30, 2022
	Foreign Currency Translation Adjustments	Cash Flow Hedges, net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(37,340)	$(304)	$(2,039)	$(39,683)	$(34,679)	$(2,410)	$(37,089)
Other comprehensive (loss) income before reclassifications	(499)	197	178	(124)	(2,246)	(34)	(2,280)
Income tax benefit (expense)	—	(44)	(40)	(84)	—	8	8
Other comprehensive (loss) income before reclassifications, net of tax	(499)	153	138	(208)	(2,246)	(26)	(2,272)
Amounts reclassified from accumulated other comprehensive loss	—	(336)	63	(273)	—	76	76
Income tax benefit (expense)	—	76	(14)	62	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(260)	49	(211)	—	59	59
Net periodic other comprehensive (loss) income	(499)	(107)	187	(419)	(2,246)	33	(2,213)
Balances - November 30 (End of period)	$(37,839)	$(411)	$(1,852)	$(40,102)	$(36,925)	$(2,377)	$(39,302)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended November 30,
	2023	2022
Major product information:
Ferrous revenues	$348,897	$261,729
Nonferrous revenues	169,294	177,675
Steel revenues(1)	113,531	124,515
Retail and other revenues	41,175	34,811
Total revenues	$672,897	$598,730
Revenues based on sales destination:
Foreign	$358,021	$272,684
Domestic	314,876	326,046
Total revenues	$672,897	$598,730

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of November 30, 2023 and August 31, 2023, receivables from contracts with customers, net of an allowance for credit losses, totaled $189 million and $208 million, respectively, representing 99% of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $7 million as of each of November 30, 2023 and August 31, 2023. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

Note 8 - Share-Based Compensation

In the first quarter of fiscal 2024, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors granted 290,461 restricted stock units (“RSUs”) and 293,239 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan.

The RSUs have a five-year term and vest 20% per year commencing October 31, 2024. The aggregate fair value of all the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $7 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the awards is the longer of two years or the period ending on the date retirement eligibility is achieved.

The performance share awards granted in the first quarter of 2024 comprise two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. The performance metrics are (1) the Company’s total shareholder return (“TSR”) based on the Company’s average TSR percentile rank relative to a designated peer group and (2) the Company’s recycled metal volume growth. Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

During the first quarter of fiscal 2024, the Company granted 148,032 performance share awards based on its relative TSR metric over an approximately three-year performance period ending August 31, 2026. The Company estimated the fair value of TSR awards granted in the first quarter of fiscal 2024 using a Monte-Carlo simulation model utilizing several key assumptions, including the following:

Percentage
Expected share price volatility (Radius)	47.9%
Expected share price volatility (Peer group)	46.6%
Expected correlation to peer group companies	46.6%
Risk-free rate of return	4.82%

The estimated aggregate fair value of the TSR-based performance share awards at the date of grant was $3 million. The compensation expense for these awards based on the grant-date fair value, net of estimated forfeitures, is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period), regardless of whether the market condition has been or will be satisfied.

During the first quarter of fiscal 2024, the Company granted 145,207 performance share awards based on its recycled metal volume growth for the three-year performance period consisting of the Company’s 2024, 2025 and 2026 fiscal years. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $3 million.

The Company accrues compensation cost for the performance share awards related to recycled metal volume growth based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period).

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed.

Performance share awards will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2026.

Note 9 - Derivative Financial Instruments

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt and may enter interest rate swap contracts to effectively manage the impact of interest rate changes on its outstanding debt, which has predominantly floating interest rates. The Company does not enter interest rate swap transactions for trading or speculative purposes.

In the fourth quarter of fiscal 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. These contracts mature in August 2026. As of both November 30, 2023 and August 31, 2023, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of November 30, 2023 and August 31, 2023 is as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	November 30, 2023	August 31, 2023
Interest rate swap contracts	Prepaid expenses and other current assets	$930	$1,163
Interest rate swap contracts	Other long-term liabilities	(1,461)	(1,555)

See Note 6 - Accumulated Other Comprehensive Loss for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Unaudited Condensed Consolidated Statement of Operations for the three months ended November 30, 2023, which reclassified amounts totaled less than $1 million. Total interest expense was $5 million for the three months ended November 30, 2023. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the three months ended November 30, 2023.

Note 10 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2024 was a benefit on pre-tax loss of 36.4% compared to 25.6% for the comparable prior year period. The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2024 was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company's financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on intra-period allocation of the estimated annual tax provision. The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2023 was higher than the U.S. federal statutory rate of 21% primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, as well as the impact of permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2014 to 2023 remain subject to examination under the statute of limitations.

Note 11 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net (loss) income per share attributable to Radius shareholders (in thousands):

	Three Months Ended November 30,
	2023	2022
Loss from continuing operations	$(17,797)	$(17,487)
Net income attributable to noncontrolling interests	(165)	(232)
Loss from continuing operations attributable to Radius shareholders	$(17,962)	$(17,719)
Loss from discontinued operations, net of tax	(2)	(69)
Net loss attributable to Radius shareholders	$(17,964)	$(17,788)
Computation of shares:
Weighted average common shares outstanding, basic	28,219	27,723
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	—	—
Weighted average common shares outstanding, diluted	28,219	27,723

Common stock equivalent shares of 525,287 and 1,084,867 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share for the three months ended November 30, 2023 and 2022, respectively.

Note 12 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million for each of the three months ended November 30, 2023 and 2022.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three months ended November 30, 2023 and 2022. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2023, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. We experienced loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed in fiscal 2022. We have insurance that is fully applicable to the losses and filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. In the fourth quarter of fiscal 2023, we reached a full and final settlement with our insurers for our claims. All insurance proceeds and recovery gains in connection with our claims had been received and recognized, respectively, as of August 31, 2023.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for us to resume shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and have filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. As of August 31, 2023, we had recognized, in aggregate, $34 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $33 million towards our claims, and not reflecting any final or full settlement of claims with the insurers. During the first quarter of fiscal

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

2024, we recognized an additional $4 million insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations. As of November 30, 2023 and August 31, 2023 we had receivables from our insurers of $5 million and $1 million, respectively, reported within prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. These amounts do not reflect potential additional recoveries of costs for the repair and replacement of property that experienced physical loss or damage or of business income losses resulting from this matter that may be recognized in the future when settlements of the claims are resolved.

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

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, charges for legacy environmental matters (net of recoveries), asset impairment charges, business development costs not related to ongoing operations including pre-acquisition expenses, amortization of capitalized cloud computing implementation costs, restructuring charges and other exit-related activities, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Financial Highlights of Results of Operations for the First Quarter of Fiscal 2024

•
Diluted loss per share from continuing operations attributable to Radius shareholders in the first quarter of each of fiscal 2024 and 2023 was $(0.64).
•
Adjusted diluted loss per share from continuing operations attributable to Radius shareholders in the first quarter of fiscal 2024 was ($0.64), compared to $(0.44) in the prior year quarter.
•
Net loss in the first quarter of each of fiscal 2024 and 2023 was $18 million.
•
Adjusted EBITDA in the first quarter of fiscal 2024 was $1 million, compared to $8 million in the prior year quarter.

Our total revenues were $673 million in the first quarter of fiscal 2024, an increase of 12% from $599 million of total revenues in the prior year quarter primarily due to higher sales volumes, while gross margin decreased year-over-year primarily reflecting the impact of lower metal spreads for our recycled metal and finished steel products. The persistently tight supply conditions for scrap metal, including end of life vehicles, in our domestic markets during the first quarter of fiscal 2024 led to purchase prices for unprocessed scrap metal increasing at a faster rate than selling prices for recycled metal which, combined with significantly lower year-over-year platinum group metals (PGM) prices and higher production and other operating costs, led to margin compression. In the first quarter of fiscal 2024, ferrous and nonferrous sales volumes increased by 35% and 12%, respectively, compared to the prior year quarter, primarily reflecting the adverse impact on sales volumes in the prior year quarter of disruptions related to an extended shredder outage at the Everett metals recycling facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved by mid-November 2022. The increases in ferrous and nonferrous sales volumes also included additional volumes arising from our acquisition of the ScrapSource business on November 18, 2022. Finished steel average selling prices were 18% lower in the first quarter of fiscal 2024 compared to the prior year quarter, contributing to significantly lower metal spreads, the effect of which was partially offset by a 10% increase in finished steel sales volumes. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2023, as well as new initiatives identified and commenced in the first quarter of fiscal 2024, helped to partially offset the effects of inflationary pressure on operating costs.

Selling, general, and administrative (“SG&A”) expense in the first quarter of fiscal 2024 decreased by 2% compared to the prior year quarter primarily due to lower employee-related expenses, including lower incentive compensation accruals, and legacy environmental charges, partially offset by higher technology-related and professional services expenses. Productivity and cost reduction initiatives substantially offset the impact of inflation and growth-related initiatives on our SG&A expense.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first three months of fiscal 2024, net cash used in operating activities was $1 million, compared to $62 million in the prior year comparable period.
•
Debt was $284 million as of November 30, 2023, compared to $249 million as of August 31, 2023, as a result of increased borrowings from our credit facilities primarily to fund capital expenditures and working capital needs.
•
Debt, net of cash, was $280 million as of November 30, 2023, compared to $243 million as of August 31, 2023.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended November 30,
($ in thousands, except for prices and per share amounts)	2023	2022	%
Ferrous revenues	$348,897	$261,729	33%
Nonferrous revenues	169,294	177,675	(5)%
Steel revenues(1)	113,531	124,515	(9)%
Retail and other revenues	41,175	34,811	18%
Total revenues	672,897	598,730	12%
Cost of goods sold	633,420	550,011	15%
Gross margin (total revenues less cost of goods sold)	$39,477	$48,719	(19)%
Gross margin (%)	5.9%	8.1%	(27)%
Selling, general and administrative expense	$63,102	$64,228	(2)%
Diluted loss per share from continuing operations attributable to Radius shareholders:
Reported	$(0.64)	$(0.64)	(—)%
Adjusted(2)	$(0.64)	$(0.44)	45%
Net loss	$(17,799)	$(17,556)	1%
Adjusted EBITDA(2)	$1,061	$8,362	(87)%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$342	$313	9%
Foreign	$359	$356	1%
Average	$354	$340	4%
Ferrous volumes (LT, in thousands):
Domestic(4)	535	432	24%
Foreign	617	418	47%
Total ferrous volumes (LT, in thousands)(4)(8)	1,152	851	35%
Average nonferrous sales price ($/pound)(3)(5)	$0.91	$0.90	1%
Nonferrous volumes (pounds, in thousands)(4)(5)	181,728	162,720	12%
Finished steel average sales price ($/ST)(3)	$831	$1,015	(18)%
Finished steel sales volumes (ST, in thousands)	129	118	10%
Cars purchased (in thousands)(6)	64	69	(7)%
Number of auto parts stores at period end	50	51	(2)%
Rolling mill utilization(7)	95%	81%	17%

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
(8)
May not foot due to rounding.

Revenues

Revenues in the first quarter of fiscal 2024 increased by 12% compared to the prior year quarter. Ferrous and nonferrous sales volumes increased by 35% and 12%, respectively, year-over-year, primarily reflecting the adverse impact in the prior year quarter of disruptions related to an extended shredder outage at the Everett metals recycling facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved by mid-November 2022. The increases in ferrous and nonferrous sales volumes also included additional volumes arising from our acquisition of the ScrapSource business on November 18, 2022. In the first quarter of fiscal 2024, the average net selling prices for our ferrous and nonferrous products increased by 4% and 1%, respectively, compared to the prior year quarter, the latter of which excludes PGMs in catalytic converters for which selling prices decreased significantly year-over-year. Finished steel average selling prices were 18% lower year-over-year, more than offsetting a 10% increase in finished steel volumes.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Operating Performance

Net loss in each of the first quarters of fiscal 2024 and 2023 was $18 million. Adjusted EBITDA in the first quarter of fiscal 2024 was $1 million, compared to $8 million in the prior year quarter. While our total revenues increased year-over-year, mainly from significantly higher ferrous sales volumes and to a lesser degree higher ferrous average net selling prices, gross margin decreased primarily reflecting the impact of lower metal spreads for our recycled metal and finished steel products. The persistently tight supply conditions for scrap metal, including end of life vehicles, in our domestic markets during the first quarter of fiscal 2024 led to purchase prices for unprocessed scrap metal increasing at a faster rate than selling prices for recycled metal which, combined with significantly lower year-over-year PGM prices and higher production and other operating costs, led to margin compression. Ferrous metal spreads in the first quarter of fiscal 2024 decreased by approximately 15% compared to the prior year quarter. Finished steel metal spreads were lower in the first quarter of fiscal 2024 driven by an 18% decrease in average selling prices compared to the prior year quarter.

SG&A expense in the first quarter of fiscal 2024 decreased by 2% compared to the prior year quarter primarily due to lower employee-related expenses, including lower incentive compensation accruals, and legacy environmental charges, partially offset by higher technology-related and professional services expenses. Productivity and cost reduction initiatives substantially offset the impact of inflation and growth-related initiatives on our SG&A expense.

In addition to the $60 million in productivity and cost reduction initiatives announced in fiscal 2023, for which we achieved the $15 million full quarterly run rate of benefits starting in the third quarter of fiscal 2023, we identified and began implementing new initiatives in the first quarter of fiscal 2024 with a targeted annual benefit of approximately $30 million. These new initiatives aim to improve profitability through a combination of increased yields, efficiencies in processing, transportation and procurement, and reduced costs including from headcount reductions. We expect to achieve substantially the full quarterly run rate of benefits from these new initiatives in the second quarter of fiscal 2024. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2023, as well as new initiatives identified and commenced in the first quarter of fiscal 2024, helped to partially offset the effects of inflationary pressure on operating costs.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Interest Expense

Interest expense was $5 million for the first quarter of fiscal 2024, compared to $3 million for the same period in the prior year. The increase in interest expense was primarily due to higher interest rates on amounts outstanding under our bank credit facilities compared to the prior year period.

Income Tax

The effective tax rate from continuing operations for the first quarter of fiscal 2024 was a benefit on pre-tax loss of 36.4% compared to 25.6% for the comparable prior year quarter. Our effective tax rate from continuing operations for the first quarter of fiscal 2024 was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company's financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on intra-period allocation of the estimated annual tax provision. For the first quarter of fiscal 2023, the effective tax rate from continuing operations was higher than the U.S. federal statutory rate of 21% primarily due to discrete tax benefits resulting from vesting of share-based awards in the quarter, as well as the impact of permanent differences from non-deductible expenses on the projected annual effective tax rate applied to the quarterly results.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $4 million and $6 million as of November 30, 2023 and August 31, 2023, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2023, debt was $284 million compared to $249 million as of August 31, 2023, and debt, net of cash, was $280 million as of November 30, 2023, compared to $243 million as of August 31, 2023. The increases in debt were primarily due to increased borrowings from our credit facilities primarily to fund capital expenditures and working capital needs. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Operating Activities

Net cash used in operating activities in the first three months of fiscal 2024 was $1 million, compared to $62 million in the first three months of fiscal 2023.

Uses of cash in the first three months of fiscal 2024 included an $8 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation previously accrued under our fiscal 2023 plans, a $3 million increase in prepaid expenses and other current assets primarily relating to the recognition of insurance receivables, and a $3 million decrease in environmental liabilities primarily due to payments in connection with legacy environmental matters. Sources of cash in the first three months of fiscal 2024 included a $16 million decrease in accounts receivable primarily reflecting the impact of changes in product selling prices and the timing of sales and collections.

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

Investing Activities

Net cash used in investing activities was $24 million in the first three months of fiscal 2024, compared to $72 million in the first three months of fiscal 2023.

Cash used in investing activities in the first three months of fiscal 2024 included capital expenditures of $25 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology, information technology systems, and environmental and safety-related assets, compared to $48 million in the prior year period.

Cash used in investing activities in the first three months of fiscal 2023 included $25 million paid to acquire the assets of the ScrapSource business on November 18, 2022. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. Cash used in investing activities in the first three months of fiscal 2023 also included capital expenditures of $48 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets.

Financing Activities

Net cash provided by financing activities in the first three months of fiscal 2024 was $24 million, compared to $94 million in the first three months of fiscal 2023.

Cash flows provided by financing activities in the first three months of fiscal 2024 included $35 million in net borrowings of debt, compared to $108 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three months of fiscal 2024 and 2023 included $5 million and $7 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $6 million in each period for the payment of dividends.

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

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

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

We had borrowings outstanding under our credit facilities of $265 million as of November 30, 2023 and $230 million as of August 31, 2023. The weighted average interest rate on amounts outstanding under our credit facilities was 6.97% and 7.17% as of November 30, 2023 and August 31, 2023, respectively.

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

As of November 30, 2023, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 2.67 to 1.00 as of November 30, 2023. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.24 to 1.00 as of November 30, 2023.

Our obligations under our credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory, and accounts receivable.

While we currently expect to remain in compliance with the financial covenants under the credit agreement, we may not be able to do so in the event market conditions, or other factors have a significant and sustained adverse impact on our results of operations and financial position. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. We cannot assure that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Other debt obligations, which totaled $12 million as of each of November 30, 2023 and August 31, 2023, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $25 million for the first three months of fiscal 2024, compared to $48 million for the prior year period. We currently plan to invest approximately $100 million in capital expenditures in fiscal 2024. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment, infrastructure, and information technology systems, and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $5 million in capital expenditures for environmental projects in the first three months of fiscal 2024, and we currently plan to invest approximately $35 million for such projects in fiscal 2024. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

We have been identified by the United States Environmental Protection Agency as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“Portland Harbor”). See Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. We have insurance policies and a Qualified Settlement Fund (“QSFs”) that we believe will provide reimbursement for costs we incur for defense, remediation, and mitigation for natural resource damages claims in connection with Portland Harbor, although there are no assurances that those policies and the QSFs will cover all of the costs which we may incur. Significant cash outflows in the future related to Portland Harbor, as well as related to other legacy environmental loss contingencies, could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Dividends

On October 25, 2023, our Board of Directors declared a dividend for the first quarter of fiscal 2024 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 27, 2023.

Share Repurchase Program

As of November 30, 2023, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the first quarter of fiscal 2024 or 2023.

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

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2023, we had $8 million outstanding under these arrangements.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Critical Accounting Estimates

There were no material changes to our critical accounting estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2023.

Recently Issued Accounting Standards

For a description of recent accounting pronouncements that may have an impact on our financial condition, results of operations, or cash flows, see “Recent Accounting Pronouncements” in Note 1 - Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Non-GAAP Financial Measures

Debt, net of cash

Debt, net of cash is the difference between (i) the sum of long-term debt and short-term borrowings (i.e., total debt) and (ii) cash and cash equivalents. We believe that presenting debt, net of cash is useful to investors as a measure of our leverage, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2023	August 31, 2023
Short-term borrowings	$5,641	$5,813
Long-term debt, net of current maturities	278,280	243,579
Total debt	283,921	249,392
Less cash and cash equivalents	4,408	6,032
Total debt, net of cash	$279,513	$243,360

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2023	2022
Borrowings from long-term debt	$135,099	$186,356
Repayments of long-term debt	(100,568)	(78,781)
Net borrowings (repayments) of debt	$34,531	$107,575

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted loss from continuing operations attributable to Radius shareholders, and adjusted diluted loss per share from continuing operations attributable to Radius shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for charges for legacy environmental matters (net of recoveries), asset impairment charges, business development costs not related to ongoing operations including pre-acquisition expenses, amortization of capitalized cloud computing implementation costs, restructuring charges and other exit-related activities, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net (loss) income to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended November 30,
	2023	2022
Reconciliation of adjusted EBITDA:
Net loss	$(17,799)	$(17,556)
Loss from discontinued operations, net of tax	2	69
Interest expense	4,810	3,324
Income tax benefit	(10,170)	(6,032)
Depreciation and amortization	23,471	21,451
Charges for legacy environmental matters, net(1)	323	1,279
Asset impairment charges(2)	219	4,000
Business development costs	90	235
Amortization of cloud computing software costs(3)	80	—
Restructuring charges and other exit-related activities	35	1,592
Adjusted EBITDA	$1,061	$8,362

Selling, general and administrative expense:
As reported	$63,102	$64,228
Charges for legacy environmental matters, net(1)	(323)	(1,279)
Business development costs	(90)	(235)
Adjusted	$62,689	$62,714

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
(2)
For the first quarters of fiscal 2024 and 2023, asset impairment charges included $219 thousand and $4 million, respectively, reported within "Other loss, net" on the Unaudited Condensed Consolidated Statement of Operations.
(3)
Amortization of cloud computing software costs consists of expense recognized in cost of goods sold and selling, general, and administrative expense resulting from amortization of capitalized implementation costs for cloud computing IT systems. This expense is not included in depreciation and amortization. No amortization of cloud computing software costs was incurred prior to the first quarter of fiscal 2024; therefore, prior period Adjusted EBITDA amounts are not impacted.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

Following are reconciliations of adjusted net loss from continuing operations attributable to Radius shareholders and adjusted diluted loss per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Three Months Ended November 30,
	2023	2022
Loss from continuing operations attributable to Radius shareholders:
As reported	$(17,962)	$(17,719)
Charges for legacy environmental matters, net(1)	323	1,279
Asset impairment charges(2)	219	4,000
Business development costs	90	235
Restructuring charges and other exit-related activities	35	1,592
Income tax benefit allocated to adjustments(3)	(737)	(1,714)
Adjusted	$(18,032)	$(12,327)

Diluted loss per share from continuing operations attributable to Radius shareholders:
As reported	$(0.64)	$(0.64)
Charges for legacy environmental matters, net, per share(1)	0.01	0.05
Asset impairment charges, per share(2)	0.01	0.14
Business development costs, per share	—	0.01
Restructuring charges and other exit-related activities, per share	—	0.06
Income tax benefit allocated to adjustments, per share(3)	(0.03)	(0.06)
Adjusted(4)	$(0.64)	$(0.44)

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
(2)
For the first quarters of fiscal 2024 and 2023, asset impairment charges included $219 thousand ($0.01 per share) and $4 million ($0.14 per share), respectively, reported within "Other loss, net" on the Unaudited Condensed Consolidated Statement of Operations.
(3)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted (loss) income from continuing operations attributable to Radius shareholders and diluted (loss) earnings per share from continuing operations attributable to Radius shareholders is determined based on a tax provision calculated with and without the adjustments.
(4)
May not foot due to rounding.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of November 30, 2023.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2023.

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

As of November 30, 2023 and August 31, 2023, 21% and 38%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 and Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated by reference herein, and as follows:

We previously disclosed that, on September 3, 2021, the Oregon Department of Environmental Quality (“ODEQ”) issued a Pre-Enforcement Notice (“PEN”) alleging that the Company’s metal shredder facility in Portland, Oregon was in violation of Title V of the federal Clean Air Act (“CAA”). In the PEN, ODEQ also alleged violations of major source new source review, the ODEQ’s Cleaner Air Oregon Program and federal hazardous air pollutant control technology requirements and gave notice to the Company that ODEQ had referred the matter to USEPA for review and possible formal enforcement. On November 3, 2023, ODEQ and the Company entered into a Mutual Agreement and Order resolving the PEN and ODEQ’s enforcement concerns, which included an agreement by the Company to pay a civil penalty in the total amount of $500,000.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended November 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2024.

10.2*	Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2024.

10.3*	Fiscal 2024 Annual Performance Bonus Program for the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SCHNITZER STEEL INDUSTRIES, INC. dba RADIUS RECYCLING

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNITZER STEEL INDUSTRIES, INC.
(Registrant)

Date:	January 4, 2024	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	January 4, 2024	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer