Form 10-Q
period 2024-02-29
RADIUS RECYCLING, INC.
filed 2024-04-04
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number 000-22496

RADIUS RECYCLING, INC.

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

The registrant had 27,782,161 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 2, 2024.

RADIUS RECYCLING, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Statements and information included in this Quarterly Report on Form 10-Q by Radius Recycling, Inc. (formerly Schnitzer Steel Industries, Inc.) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Except as noted herein or as the context may otherwise require, all references to “we,” “our,” “us,” “the Company,” “Radius Recycling,” and “Radius” refer to Radius Recycling, Inc. and its consolidated subsidiaries.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	February 29, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,562	$6,032
Accounts receivable, net of allowance for credit losses of $1,593 and $1,590	218,745	210,442
Inventories	314,421	278,642
Refundable income taxes	3,426	3,245
Prepaid expenses and other current assets	44,438	51,979
Total current assets	594,592	550,340
Property, plant and equipment, net of accumulated depreciation of $940,096 and $902,231	691,901	706,805
Operating lease right-of-use assets	117,763	115,686
Investments in joint ventures	10,491	10,750
Goodwill	229,319	229,419
Intangibles, net of accumulated amortization of $15,451 and $12,442	31,279	32,540
Deferred income taxes	19,457	22,713
Other assets	50,727	47,696
Total assets	$1,745,529	$1,715,949
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,459	$5,813
Accounts payable	192,200	209,423
Accrued payroll and related liabilities	26,141	35,144
Environmental liabilities	13,656	13,743
Operating lease liabilities	19,932	19,835
Accrued income taxes	78	358
Other accrued liabilities	46,510	39,614
Total current liabilities	303,976	323,930
Deferred income taxes	46,187	58,617
Long-term debt, net of current maturities	368,119	243,579
Environmental liabilities, net of current portion	52,034	53,034
Operating lease liabilities, net of current maturities	97,959	96,086
Other long-term liabilities	29,788	29,044
Total liabilities	898,063	804,290
Commitments and contingencies (Note 5)
Radius Recycling, Inc. (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,782 and 27,312 shares issued and outstanding	27,782	27,312
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	24,503	26,035
Retained earnings	831,636	894,316
Accumulated other comprehensive loss	(39,684)	(39,683)
Total Radius shareholders’ equity	844,437	908,180
Noncontrolling interests	3,029	3,479
Total equity	847,466	911,659
Total liabilities and equity	$1,745,529	$1,715,949

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenues	$621,059	$755,953	$1,293,956	$1,354,683
Operating expense:
Cost of goods sold	580,996	682,937	1,214,416	1,232,948
Selling, general and administrative	62,160	63,957	125,262	128,185
(Income) from joint ventures	(30)	(311)	(703)	(1,101)
Asset impairment charges	1,476	—	1,476	—
Restructuring charges and other exit-related activities	3,175	828	3,210	2,420
Operating (loss) income	(26,718)	8,542	(49,705)	(7,769)
Interest expense	(5,803)	(4,908)	(10,613)	(8,232)
Other loss, net	(263)	(99)	(432)	(3,983)
(Loss) income from continuing operations before income taxes	(32,784)	3,535	(60,750)	(19,984)
Income tax (expense) benefit	(1,195)	513	8,975	6,545
(Loss) income from continuing operations	(33,979)	4,048	(51,775)	(13,439)
(Loss) income from discontinued operations, net of tax	(31)	224	(33)	155
Net (loss) income	(34,010)	4,272	(51,808)	(13,284)
Net loss (income) attributable to noncontrolling interests	31	81	(135)	(151)
Net (loss) income attributable to Radius shareholders	$(33,979)	$4,353	$(51,943)	$(13,435)

Net (loss) income per share attributable to Radius shareholders:
Basic:
(Loss) income per share from continuing operations	$(1.19)	$0.15	$(1.83)	$(0.49)
Net (loss) income per share	$(1.19)	$0.16	$(1.83)	$(0.48)
Diluted:
(Loss) income per share from continuing operations	$(1.19)	$0.14	$(1.83)	$(0.49)
Net (loss) income per share	$(1.19)	$0.15	$(1.83)	$(0.48)
Weighted average number of common shares:
Basic	28,454	28,081	28,337	27,912
Diluted	28,454	28,617	28,337	27,912

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net (loss) income	$(34,010)	$4,272	$(51,808)	$(13,284)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(83)	(1,361)	(582)	(3,607)
Cash flow hedges, net	285	—	178	—
Pension obligations, net	216	58	403	91
Total other comprehensive income (loss), net of tax	418	(1,303)	(1)	(3,516)
Comprehensive (loss) income	(33,592)	2,969	(51,809)	(16,800)
Less comprehensive loss (income) attributable to noncontrolling interests	31	81	(135)	(151)
Comprehensive (loss) income attributable to Radius shareholders	$(33,561)	$3,050	$(51,944)	$(16,951)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended February 28, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2022	27,165	$27,165	200	$200	$18,582	$918,094	$(39,302)	$924,739	$3,765	$928,504
Net income (loss)	—	—	—	—	—	4,353	—	4,353	(81)	4,272
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,303)	(1,303)	—	(1,303)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(193)	(193)
Issuance of restricted stock	90	90	—	—	(90)	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation cost	—	—	—	—	2,341	—	—	2,341	—	2,341
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,181)	—	(5,181)	—	(5,181)
Balance as of February 28, 2023	27,255	$27,255	200	$200	$20,831	$917,266	$(40,605)	$924,947	$3,491	$928,438

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended February 29, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2023	27,663	$27,663	200	$200	$22,258	$870,975	$(40,102)	$880,994	$3,282	$884,276
Net loss	—	—	—	—	—	(33,979)	—	(33,979)	(31)	(34,010)
Other comprehensive income, net of tax	—	—	—	—	—	—	418	418	—	418
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(222)	(222)
Issuance of restricted stock	119	119	—	—	(119)	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation cost	—	—	—	—	2,365	—	—	2,365	—	2,365
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,360)	—	(5,360)	—	(5,360)
Balance as of February 29, 2024	27,782	$27,782	200	$200	$24,503	$831,636	$(39,684)	$844,437	$3,029	$847,466

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

(Currency - U.S. Dollar)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Six Months Ended February 28, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2022	26,747	$26,747	200	$200	22,975	$941,146	$(37,089)	$953,979	$4,495	$958,474
Net (loss) income	—	—	—	—	—	(13,435)	—	(13,435)	151	(13,284)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,516)	(3,516)	—	(3,516)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,155)	(1,155)
Issuance of restricted stock	762	762	—	—	(762)	—	—	—	—	—
Restricted stock withheld for taxes	(254)	(254)	—	—	(6,555)	—	—	(6,809)	—	(6,809)
Share-based compensation cost	—	—	—	—	5,173	—	—	5,173	—	5,173
Dividends ($0.375 per common share)	—	—	—	—	—	(10,445)	—	(10,445)	—	(10,445)
Balance as of February 28, 2023	27,255	$27,255	200	$200	$20,831	$917,266	$(40,605)	$924,947	$3,491	$928,438

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Six Months Ended February 29, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2023	27,312	$27,312	200	$200	$26,035	$894,316	$(39,683)	$908,180	$3,479	$911,659
Net (loss) income	—	—	—	—	—	(51,943)	—	(51,943)	135	(51,808)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(585)	(585)
Issuance of restricted stock	681	681	—	—	(681)	—	—	—	—	—
Restricted stock withheld for taxes	(211)	(211)	—	—	(4,592)	—	—	(4,803)	—	(4,803)
Share-based compensation cost	—	—	—	—	3,741	—	—	3,741	—	3,741
Dividends ($0.375 per common share)	—	—	—	—	—	(10,737)	—	(10,737)	—	(10,737)
Balance as of February 29, 2024	27,782	$27,782	200	$200	$24,503	$831,636	$(39,684)	$844,437	$3,029	$847,466

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended
	February 29,	February 28,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,808)	$(13,284)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Asset impairment charges	1,967	4,000
Exit-related asset impairments	—	143
Depreciation and amortization	47,782	43,850
Inventory write-downs	—	575
Deferred income taxes	(9,500)	(6,337)
Undistributed equity in earnings of joint ventures	(703)	(1,101)
Share-based compensation expense	3,741	5,144
(Gain) loss on disposal of assets, net	(459)	16
Unrealized foreign exchange loss, net	273	85
Credit loss, net	177	195
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,504)	(13,914)
Inventories	(30,423)	33,834
Income taxes	144	(4,783)
Prepaid expenses and other current assets	12,519	9,758
Other long-term assets	(3,696)	(1,389)
Operating lease assets and liabilities	(195)	232
Accounts payable	(6,368)	12,245
Accrued payroll and related liabilities	(8,996)	(33,421)
Other accrued liabilities	2,686	(7,177)
Environmental liabilities	(1,072)	(4,914)
Other long-term liabilities	1,042	1,935
Distributed equity in earnings of joint ventures	1,000	—
Net cash (used in) provided by operating activities	(56,393)	25,692
Cash flows from investing activities:
Capital expenditures	(39,791)	(74,511)
Acquisitions, net of acquired cash	—	(26,902)
Proceeds from insurance and sale of assets	2,133	3,026
Purchase of investments	(6,000)	—
Net cash used in investing activities	(43,658)	(98,387)
Cash flows from financing activities:
Borrowings from long-term debt	389,692	333,242
Repayment of long-term debt	(265,910)	(274,036)
Payment of debt issuance costs	—	(156)
Taxes paid related to net share settlement of share-based payment awards	(4,803)	(6,809)
Distributions to noncontrolling interests	(585)	(1,155)
Dividends paid	(10,798)	(10,671)
Net cash provided by financing activities	107,596	40,415
Effect of exchange rate changes on cash	(15)	(64)
Net increase (decrease) in cash and cash equivalents	7,530	(32,344)
Cash and cash equivalents as of beginning of period	6,032	43,803
Cash and cash equivalents as of end of period	$13,562	$11,459

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Currency - U.S. Dollar)

	Six Months Ended
	February 29,	February 28,
	2024	2023
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$9,792	$7,339
Income taxes, net	$368	$4,332
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$5,470	$13,815

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Radius Recycling, Inc. (formerly Schnitzer Steel Industries, Inc.) and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023. The results for the three and six months ended February 29, 2024 and February 28, 2023 are not necessarily indicative of the results of operations for the entire fiscal year.

Liquidity

The Company currently faces challenging market conditions resulting in compressed operating margins. As of February 29, 2024, the Company was in compliance with all of the financial covenants under its credit facilities, the aggregate principal amount outstanding under which was $355 million, with $438 million remaining available for borrowing (see Note 13 – Debt). The Company has taken steps to reduce its operating costs and improve margins. If market conditions do not improve, the Company is unable to realize the expected value of its cost savings initiatives, or other negative factors occur, the Company anticipates it would be unable to remain in compliance with the current financial covenants under its credit agreement. If the Company were unable to meet its financial covenants and then were unable to renegotiate the terms of its financial covenants, all debt outstanding under the credit facilities could become immediately due and payable. If such actions became necessary, the Company expects that it would be successful in renegotiating an amendment or obtaining a waiver on terms acceptable to the Company, however there can be no assurance that it would be able to do so.

Company Name

On July 26, 2023, the Company announced its new brand and assumed name, Radius Recycling. The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the corporate name of the Company from Schnitzer Steel Industries, Inc. to Radius Recycling, Inc. at the Annual Meeting of Shareholders held on January 30, 2024 (the “Name Change”). That same day, the Company effectuated the Name Change by filing articles of amendment of the Articles of Incorporation with the Oregon Secretary of State and amended and restated its Bylaws to reflect the Name Change.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $49 million and $62 million as of February 29, 2024 and August 31, 2023, respectively.

RADIUS RECYCLING, INC.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $6 million for each of the six months ended February 29, 2024 and February 28, 2023.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $13 million and $27 million as of February 29, 2024 and August 31, 2023, respectively, and consisted primarily of deposits on capital projects and prepaid services, property taxes, and insurance.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, advances to a supplier of metals recycling equipment, cash held in a client trust account relating to a legal settlement, short-term certificates of deposit, two equity investments, capitalized implementation costs for cloud computing arrangements, major spare parts and equipment, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers as of each reporting date relate to environmental claims, property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, workers’ compensation claims, and third-party claims. As of February 29, 2024, receivables from insurers totaled $19 million, including $12 million relating to environmental claims. As of August 31, 2023, receivables from insurers totaled $14 million, including $10 million relating to environmental claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of February 29, 2024 and August 31, 2023 also included $13 million and $11 million, respectively, representing advances to a supplier of metals recycling equipment.

Other assets as of August 31, 2023 also included approximately $7 million in connection with cash deposited into a client trust account in fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties pursuant to a settlement agreement resolving a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. In the second quarter of fiscal 2024, the approximately $7 million was distributed to the Company from the client trust account for purposes of holding the funds and maximizing returns, each consistent with the terms of the settlement agreement, of which $6 million was held in short-term certificates of deposit and is reported within prepaid expenses and other current assets as of February

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

29, 2024. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 5 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017. The investment is accounted for under the guidance for investments in equity securities. During the first half of fiscal 2023, the equity investment was determined to not have a readily determinable fair value and, therefore, was carried at cost and adjusted for impairments and observable price changes. In the first quarter of fiscal 2023, the Company identified an impairment indicator for its investment and, based on its fair value measurement incorporating observable trading prices of the publicly-traded entity and unobservable inputs, recognized a $4 million impairment in other loss, net on the Unaudited Condensed Consolidated Statement of Operations. During the third quarter of fiscal 2023, the publicly-traded entity allowed for an exchange event, and the Company exchanged its full investment in the subsidiary's equity units for shares of the publicly-traded entity, which have a readily determinable fair value, and which the Company still held as of February 29, 2024. As of February 29, 2024 and August 31, 2023, the fair value of the investment was less than $1 million and $1 million, respectively. The investment is reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

Other assets as of February 29, 2024 and August 31, 2023 included approximately $7 million and $5 million, respectively, of capitalized cloud computing arrangement implementation costs. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. This amortization expense is reported within operating expense, separately from depreciation and amortization expense for property, plant, and equipment and intangible assets as reported on the Unaudited Condensed Consolidated Statements of Cash Flows.

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

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, the Company installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. The Company filed insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. As of August 31, 2023, the Company had recognized, in aggregate, $34 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $33 million towards its claims. During the first half of fiscal 2024, the Company recognized an additional $6 million insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations, $2 million of which was recognized in the second quarter of fiscal 2024. As of February 29, 2024, the Company had recognized, in aggregate, $40 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $37 million towards its claims, and not reflecting any final or full settlement of claims with the insurers. As of February 29, 2024 and August 31, 2023, the Company had receivables

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from its insurers of $3 million and $1 million, respectively, reported within prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of February 29, 2024. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company's derivative financial instruments are major financial institutions.

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

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	February 29, 2024	August 31, 2023
Processed and unprocessed scrap metal	$156,300	$143,986
Semi-finished goods	18,146	9,959
Finished goods	73,441	60,348
Supplies	66,534	64,349
Inventories	$314,421	$278,642

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Acquisitions

Fiscal 2023 Business Acquisition

On November 18, 2022, the Company used cash on hand and borrowings under its existing credit facilities to acquire the operating assets of ScrapSource, a recycling services company that provides solutions for industrial companies that generate scrap metal from their manufacturing process. The acquired business expands the Company’s national recycling services operations, giving rise to expected benefits supporting the amount of acquired goodwill. The total purchase consideration of approximately $25 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the date of the acquisition. The $13 million excess of the total purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill. The results of operations for the acquired ScrapSource business beginning as of the November 18, 2022 acquisition date are included in the accompanying financial statements. For the three and six months ended February 28, 2023, the revenues and net income contributed by the acquired ScrapSource business and reported in the Unaudited Condensed Consolidated Statements of Operations were not material to the financial statements taken as a whole. For the six months ended February 28, 2023, the unaudited pro forma amounts of revenues and net income of the acquired ScrapSource business were not material to the financial statements taken as a whole; therefore, unaudited pro forma amounts for the Company are not provided.

Note 4 - Goodwill

The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first half of fiscal 2024 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

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

The gross change in the carrying amount of goodwill for the six months ended February 29, 2024 was as follows (in thousands):

Goodwill
August 31, 2023	$229,419
Foreign currency translation adjustment	(100)
February 29, 2024	$229,319

RADIUS RECYCLING, INC.

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

Changes in the Company’s environmental liabilities for the six months ended February 29, 2024 were as follows (in thousands):

Balance as of September 1, 2023	Liabilities Established (Released), Net	Payments and Other	Balance as of February 29, 2024	Short-Term	Long-Term
$66,777	$2,227	$(3,314)	$65,690	$13,656	$52,034

As of February 29, 2024 and August 31, 2023, the Company had environmental liabilities of $66 million and $67 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. As of February 29, 2024 and August 31, 2023, the Company had $2 million and $1 million in environmental reserves related to this matter, respectively. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both February 29, 2024 and August 31, 2023, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of February 29, 2024 and August 31, 2023, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

On January 30, 2017, one of the Trustees, the Confederated Tribes and Bands of the Yakama Nation, which withdrew from the council in 2009, filed a suit against approximately 30 parties, including the Company, seeking reimbursement of certain past and future response

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s environmental liabilities as of February 29, 2024 and August 31, 2023 included $6 million and $5 million, respectively, relating to the Portland Harbor matters described above.

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

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies and agreements with other third parties, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company’s insurance policies and agreements with other third parties may not cover all the costs which the Company incurs. As of both February 29, 2024 and August 31, 2023, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of February 29, 2024 and August 31, 2023, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of each of February 29, 2024 and August 31, 2023, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of February 29, 2024 and August 31, 2023 included $3 million and $5 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In the first quarter of fiscal 2023, the Company accrued an incremental $1 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of each of February 29, 2024 and August 31, 2023 included $10 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded in fiscal 2021. In the fourth quarter of fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of February 29, 2024, pending completion, approval, and implementation of the remediation action plan.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended February 29, 2024				Three Months Ended February 28, 2023
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(37,839)	$(411)	$(1,852)	$(40,102)	$(36,925)	$(2,377)	$(39,302)
Other comprehensive (loss) income before reclassifications	(83)	711	—	628	(1,361)	—	(1,361)
Income tax expense	—	(160)	—	(160)	—	—	—
Other comprehensive (loss) income before reclassifications, net of tax	(83)	551	—	468	(1,361)	—	(1,361)
Amounts reclassified from accumulated other comprehensive loss	—	(343)	279	(64)	—	75	75
Income tax expense (benefit)	—	77	(63)	14	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(266)	216	(50)	—	58	58
Net periodic other comprehensive (loss) income	(83)	285	216	418	(1,361)	58	(1,303)
Balances - February 29 and 28, respectively (End of period)	$(37,922)	$(126)	$(1,636)	$(39,684)	$(38,286)	$(2,319)	$(40,605)

	Six Months Ended February 29, 2024				Six Months Ended February 28, 2023
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(37,340)	$(304)	$(2,039)	$(39,683)	$(34,679)	$(2,410)	$(37,089)
Other comprehensive (loss) income before reclassifications	(582)	908	178	504	(3,607)	(34)	(3,641)
Income tax (expense) benefit	—	(204)	(40)	(244)	—	8	8
Other comprehensive (loss) income before reclassifications, net of tax	(582)	704	138	260	(3,607)	(26)	(3,633)
Amounts reclassified from accumulated other comprehensive loss	—	(679)	342	(337)	—	151	151
Income tax expense (benefit)	—	153	(77)	76	—	(34)	(34)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(526)	265	(261)	—	117	117
Net periodic other comprehensive (loss) income	(582)	178	403	(1)	(3,607)	91	(3,516)
Balances - February 29 and 28, respectively (End of period)	$(37,922)	$(126)	$(1,636)	$(39,684)	$(38,286)	$(2,319)	$(40,605)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Major product information:
Ferrous revenues	$316,097	$434,122	$664,994	$695,851
Nonferrous revenues	164,481	179,655	333,775	357,330
Steel revenues(1)	100,721	107,825	214,252	232,340
Retail and other revenues	39,760	34,351	80,935	69,162
Total revenues	$621,059	$755,953	$1,293,956	$1,354,683
Revenues based on sales destination:
Foreign	$328,259	$436,219	$686,280	$708,903
Domestic	292,800	319,734	607,676	645,780
Total revenues	$621,059	$755,953	$1,293,956	$1,354,683

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of February 29, 2024 and August 31, 2023, receivables from contracts with customers, net of an allowance for credit losses, totaled $217 million and $208 million, respectively, representing 99% of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $9 million and $7 million as of February 29, 2024 and August 31, 2023, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

Note 8 - Share-Based Compensation

In the first quarter of fiscal 2024, as part of the annual awards under the Company’s Long-Term Incentive Plan, the Compensation Committee of the Company’s Board of Directors granted 290,461 restricted stock units (“RSUs”) and 293,239 performance share awards to the Company’s key employees and officers under the Company’s 1993 Amended and Restated Stock Incentive Plan (the “1993 Plan”).

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

RADIUS RECYCLING, INC.

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

On January 30, 2024, the Company’s shareholders approved the Radius Recycling, Inc. 2024 Omnibus Incentive Plan (the “2024 Omnibus Incentive Plan”). The 2024 Omnibus Incentive Plan authorizes the Compensation Committee of the Board of Directors of the Company to grant to directors, officers, employees, consultants, and advisors of the Company incentive compensation, including share-based compensation. The 2024 Omnibus Incentive Plan provides for 3.0 million shares of the Company’s common stock to be available for issuance and replaces and supersedes the remaining shares available for grant under the 1993 Plan.

In the second quarter of fiscal 2024, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s 2024 Omnibus Incentive Plan. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 26,400 shares that will vest in full on the day before the Company’s 2025 annual meeting of shareholders, subject to continued Board service. The total fair value of these awards at the grant date was $1 million.

RADIUS RECYCLING, INC.

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

In the fourth quarter of fiscal 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. These contracts mature in August 2026. As of both February 29, 2024 and August 31, 2023, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of February 29, 2024 and August 31, 2023 is as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	February 29, 2024	August 31, 2023
Interest rate swap contracts	Prepaid expenses and other current assets	$853	$1,163
Interest rate swap contracts	Other long-term liabilities	(1,015)	(1,555)

See Note 6 - Accumulated Other Comprehensive Loss for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended February 29, 2024, which reclassified amounts totaled less than $1 million and $1 million, respectively. Total interest expense was $6 million and $11 million, respectively, for the three and six months ended February 29, 2024. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the three and six months ended February 29, 2024.

Note 10 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the second quarter and first six months of fiscal 2024 was an expense on pre-tax loss of 3.6% and a benefit on pre-tax loss of 14.8%, respectively, compared to a benefit on pre-tax income of 14.5% and a benefit on pre-tax loss of 32.8%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the second quarter of fiscal 2024 was significantly different than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on intra-period allocation of the estimated annual tax provision, as well as the recognition of a valuation allowance against deferred tax assets in the Company’s Puerto Rico tax jurisdiction. The Company recognized this valuation allowance as a result of negative evidence, including recent losses in the tax jurisdiction, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefits will not be realized. For the second quarter of fiscal 2023, the Company's effective tax rate from continuing operations was significantly different than the U.S. federal statutory rate of 21% primarily due to the Company’s financial performance and the effect of discrete items.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company continues to maintain valuation allowances against certain state and Canadian deferred tax assets, and it recognized a $2 million valuation allowance against its deferred tax assets in Puerto Rico in the second quarter of fiscal 2024. Canadian deferred tax assets against which the Company continues to maintain a valuation allowance relate to goodwill treated as indefinite-lived for Canadian tax purposes.

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

Note 11 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net (loss) income per share attributable to Radius shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
(Loss) income from continuing operations	$(33,979)	$4,048	$(51,775)	$(13,439)
Net loss (income) attributable to noncontrolling interests	31	81	(135)	(151)
(Loss) income from continuing operations attributable to Radius shareholders	$(33,948)	$4,129	$(51,910)	$(13,590)
(Loss) income from discontinued operations, net of tax	(31)	224	(33)	155
Net (loss) income attributable to Radius shareholders	$(33,979)	$4,353	$(51,943)	$(13,435)
Computation of shares:
Weighted average common shares outstanding, basic	28,454	28,081	28,337	27,912
Incremental common shares attributable to dilutive performance share awards, restricted stock units and deferred stock units	—	536	—	—
Weighted average common shares outstanding, diluted	28,454	28,617	28,337	27,912

Common stock equivalent shares of 340,415 and 407,103 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share for the three and six months ended February 29, 2024, respectively, compared to 56,520 and 796,877 for the three and six months ended February 28, 2023, respectively.

Note 12 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million and $4 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $9 million and $8 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

Note 13 - Debt

Debt consisted of the following as of February 29, 2024 and August 31, 2023 (in thousands):

	February 29, 2024	August 31, 2023
Bank revolving credit facilities, interest primarily at SOFR or LIBOR plus a spread	$355,000	$230,000
Finance lease liabilities	6,400	7,200
Other debt obligations	12,178	12,192
Total debt	373,578	249,392
Less current maturities	(5,459)	(5,813)
Debt, net of current maturities	$368,119	$243,579

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 22, 2022, the Company and certain of its subsidiaries entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among Schnitzer Steel Industries, Inc., as the U.S. borrower, Schnitzer Steel Canada Ltd., as the Canadian borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto, which amended and restated our previously existing credit agreement. The Amended Credit Agreement provides for $800 million and C$15 million in senior secured revolving credit facilities maturing in August 2027. The $800 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swing line loans, and a $50 million sublimit for multicurrency borrowings. The Company incurred $2 million in debt issuance costs in connection with the Amended Credit Agreement, which are amortized to interest expense over the five-year term of the arrangement.

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

As of February 29, 2024 and August 31, 2023, borrowings outstanding under the credit facilities were $355 million and $230 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 6.92% and 7.17% as of February 29, 2024 and August 31, 2023.

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. As of February 29, 2024, the financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, and accounts receivable.

RADIUS RECYCLING, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and six months ended February 29, 2024 and February 28, 2023. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2023, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General

Founded in 1906, Radius Recycling, Inc., formerly known as Schnitzer Steel Industries, Inc., is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 54 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

RADIUS RECYCLING, INC.

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

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for us to resume shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and have filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. The property damage deductible under the policies insuring our assets in this matter is $0.5 million, while the deductible for lost business income is 10 times the Average Daily Gross Earnings which would have been earned had no interruption occurred, calculated subject to judgments and uncertainties. The insurance claims resolution process may extend significantly beyond completion of repair and replacement of the physical plant property that experienced physical loss or damage and the restart of production activities. As of August 31, 2023, we had recognized, in aggregate, $34 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $33 million towards our claims. During the first half of fiscal 2024, we recognized an additional $6 million insurance receivable and related

RADIUS RECYCLING, INC.

insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations, $2 million of which was recognized in the second quarter. As of February 29, 2024, we had recognized, in aggregate, $40 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $37 million towards our claims, and not reflecting any final or full settlement of claims with our insurers. As of February 29, 2024 and August 31, 2023, we had receivables from our insurers of $3 million and $1 million, respectively, reported within prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. These amounts do not reflect potential additional recoveries of costs for the repair and replacement of property that experienced physical loss or damage or of business income losses resulting from this matter that may be recognized in the future when settlements of the claims are resolved.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, restructuring charges and other exit-related activities, asset impairment charges, amortization of capitalized cloud computing implementation costs, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

RADIUS RECYCLING, INC.

Financial Highlights of Results of Operations for the Second Quarter of Fiscal 2024

•
Diluted loss per share from continuing operations attributable to Radius shareholders in the second quarter of fiscal 2024 was $(1.19), compared to diluted earnings per share of $0.14 in the prior year quarter.
•
Adjusted diluted loss per share from continuing operations attributable to Radius shareholders in the second quarter of fiscal 2024 was ($1.04), compared to adjusted diluted earnings per share of $0.14 in the prior year quarter.
•
Net loss in the second quarter of fiscal 2024 was $34 million, compared to net income of $4 million in the prior year quarter.
•
Adjusted EBITDA in the second quarter of fiscal 2024 was $3 million, compared to $32 million in the prior year quarter.

Our operating results in the second quarter of fiscal 2024 decreased significantly compared to the prior year quarter, reflecting primarily the impact of lower ferrous sales volumes, compressed recycled metal spreads due to persistently tight supply conditions for scrap metal, and lower finished steel prices. Contributing to the year-over-year decline in ferrous sales volumes by 22% was the timing of shipments of bulk cargoes, as the second quarter of fiscal 2024 was impacted by the delay of certain bulk shipments at quarter-end, while volumes in the prior year period reflected a drawdown of inventories due to the delay of several bulk shipments at the end of the first quarter of fiscal 2023. Average net selling prices for our ferrous products increased 5% year-over year as a result of the strengthening in global prices in the early part of the second quarter of fiscal 2024 driven by restocking, before softening towards the end of the quarter due to lower demand including continued elevated levels of Chinese steel exports. Average net selling prices for our nonferrous products decreased 5% compared to the second quarter of fiscal 2023, while additional production using our advanced nonferrous recovery technologies contributed to a 7% increase in nonferrous volumes year-over-year. Finished steel average net selling prices were 12% lower than in the second quarter of fiscal 2023, which contributed to lower metal spreads. Our results in the second quarter of fiscal 2024 also reflected the impact of lower year-over-year platinum group metals (PGM) prices, a less favorable impact from average inventory accounting compared to the prior year quarter, and the impact of inflation. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2023, as well as new initiatives identified and commenced in the first and second quarters of fiscal 2024, helped to offset the effects of inflationary pressure on operating costs.

Selling, general, and administrative (“SG&A”) expense in the second quarter of fiscal 2024 decreased 3% compared to the prior year quarter. Productivity and cost reduction initiatives more than offset the impact of inflation and growth-related initiatives on our SG&A expense.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first six months of fiscal 2024, net cash used in operating activities was $56 million, compared to net cash provided by operating activities of $26 million in the prior year comparable period.
•
Debt was $374 million as of February 29, 2024, compared to $249 million as of August 31, 2023, as a result of increased borrowings from our credit facilities primarily to fund working capital needs and capital expenditures.
•
Debt, net of cash, was $360 million as of February 29, 2024, compared to $243 million as of August 31, 2023.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

RADIUS RECYCLING, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended			Six Months Ended
($ in thousands, except for prices and per share amounts)	February 29, 2024	February 28, 2023%		February 29, 2024	February 28, 2023%
Ferrous revenues	$316,097	$434,122	(27)%	$664,994	$695,851	(4)%
Nonferrous revenues	164,481	179,655	(8)%	333,775	357,330	(7)%
Steel revenues(1)	100,721	107,825	(7)%	214,252	232,340	(8)%
Retail and other revenues	39,760	34,351	16%	80,935	69,162	17%
Total revenues	621,059	755,953	(18)%	1,293,956	1,354,683	(4)%
Cost of goods sold	580,996	682,937	(15)%	1,214,416	1,232,948	(2)%
Gross margin (total revenues less cost of goods sold)	$40,063	$73,016	(45)%	$79,540	$121,735	(35)%
Gross margin (%)	6.5%	9.7%	(33)%	6.1%	9.0%	(32)%
Selling, general and administrative expense	$62,160	$63,957	(3)%	$125,262	$128,185	(2)%
Diluted (loss) income per share from continuing operations attributable to Radius shareholders:
Reported	$(1.19)	$0.14	(NM)	$(1.83)	$(0.49)	273%
Adjusted(2)	$(1.04)	$0.14	(NM)	$(1.68)	$(0.30)	463%
Net (loss) income	$(34,010)	$4,272	(NM)	$(51,808)	$(13,284)	290%
Adjusted EBITDA(2)	$2,796	$31,850	(91)%	$3,858	$40,212	(90)%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$391	$359	9%	$366	$336	9%
Foreign	$381	$368	4%	$369	$364	1%
Average	$384	$367	5%	$368	$357	3%
Ferrous volumes (LT, in thousands):
Domestic(4)	483	444	9%	1,018	876	16%
Foreign	497	819	(39)%	1,114	1,238	(10)%
Total ferrous volumes (LT, in thousands)(4)(8)	980	1,263	(22)%	2,132	2,114	1%
Average nonferrous sales price ($/pound)(3)(5)	$0.94	$0.99	(5)%	$0.93	$0.94	(1)%
Nonferrous volumes (pounds, in thousands)(4)(5)	176,477	164,796	7%	358,205	327,516	9%
Finished steel average sales price ($/ST)(3)	$832	$943	(12)%	$832	$980	(15)%
Finished steel sales volumes (ST, in thousands)	114	109	5%	243	227	7%
Cars purchased (in thousands)(6)	67	72	(7)%	131	141	(7)%
Number of auto parts stores at period end	50	50	(—)%	50	50	(—)%
Rolling mill utilization(7)	81%	75%	8%	88%	78%	13%

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
(8)
May not foot due to rounding.

RADIUS RECYCLING, INC.

Revenues

Revenues in the second quarter and first six months of fiscal 2024 decreased 18% and 4%, respectively, compared to the prior year periods. Our ferrous sales volumes in the second quarter of fiscal 2024 decreased 22% compared to the prior year quarter, reflecting the impact of persistently tight supply conditions for scrap metal, including end-of-life vehicles, and the timing of shipments of bulk cargoes. The second quarter of fiscal 2024 was adversely impacted by the delay of certain bulk shipments at quarter-end, while volumes in the prior year second quarter reflected a drawdown of inventories due to the delay of several bulk shipments at the end of the first quarter of fiscal 2023. Our nonferrous sales volumes in the second quarter and first six months of fiscal 2024 increased 7% and 9%, respectively, partially as a result of additional production using our advanced nonferrous recovery technologies. Our ferrous and nonferrous sales volumes in the first six months of fiscal 2024 also reflected additional volumes arising from the ScrapSource business acquired near the end of the first quarter of fiscal 2023, as well as the adverse impact in the prior year period of disruptions related to an extended shredder outage at the Everett metals recycling facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved near the end of the first quarter of fiscal 2023. In the second quarter and first six months of fiscal 2024, the average net selling prices for our ferrous products increased 5% and 3%, respectively, compared to the prior year periods as a result of the strengthening in global prices in the early part of the second quarter of fiscal 2024 driven by restocking, before softening towards the end of the quarter due to lower demand including continued elevated levels of Chinese steel exports. Average net selling prices for our nonferrous products decreased 5% and 1%, respectively, in the second quarter and first six months of fiscal 2024 compared to the prior year periods. Finished steel average selling prices in the second quarter and first six months of fiscal 2024 were 12% and 15% lower, respectively, compared to the prior year periods, while finished steel sales volumes increased 5% and 7%, respectively, reflecting the continued strength of non-residential and infrastructure demand in the Western U.S.

Operating Performance

Net loss in the second quarter and first six months of fiscal 2024 was $34 million and $52 million, respectively, compared to net income of $4 million and net loss of $13 million, respectively, in the prior year periods. Adjusted EBITDA in the second quarter and first six months of fiscal 2024 was $3 million and $4 million, respectively, compared to $32 million and $40 million, respectively, in the prior year periods. The combination of significantly lower second quarter ferrous sales volumes and year-over-year PGM prices, lower year-over-year finished steel prices, as well as higher production and other operating costs, had a significant adverse impact on our operating margins in the second quarter and first six months of fiscal 2024. Compared to the prior year period, ferrous metal spreads in the second quarter of fiscal 2024 remained relatively flat, while ferrous metal spreads in the first six months of fiscal 2024 decreased 6% relative to the first six months of fiscal 2023. Finished steel metal spreads were also lower in the second quarter and first six months of fiscal 2024 primarily driven by decreases in average selling prices compared to the prior year periods. In addition, our results in the second quarter and first six months of fiscal 2024 reflected a less favorable impact from average inventory accounting compared to the prior year periods and the impact of inflation on operating costs.

SG&A expense in the second quarter and first six months of fiscal 2024 decreased 3% and 2%, respectively, compared to the prior year periods. Productivity and cost reduction initiatives more than offset the impact of inflation and growth-related initiatives on our SG&A expense.

In addition to the $60 million in productivity and cost reduction initiatives announced in fiscal 2023, for which we achieved the $15 million full quarterly run rate of benefits starting in the third quarter of fiscal 2023, we began implementing new initiatives in the first quarter of fiscal 2024 with a targeted annual benefit of approximately $30 million through a combination of increased yields, efficiencies in processing, transportation and procurement, and reduced costs including from headcount reductions. We achieved substantially the full quarterly run rate of benefits from these initiatives in the second quarter of fiscal 2024.

During the second quarter of fiscal 2024, we implemented a plan to reduce SG&A expense by 10% and increase production cost efficiencies to deliver $40 million in annual benefits, which are in addition to the $30 million in annual benefits implemented in the first quarter of fiscal 2024. The measures include reductions in headcount and other employee-related expenses, as well as decreases in non-trade procurement spend, transportation and logistics, and other outside services. Approximately half of the targeted quarterly run-rate benefits from these initiatives are expected to be achieved in the third quarter of fiscal 2024, with substantially all of the remainder by the end of the fiscal year. We expect to incur related restructuring charges and other exit-related costs in the range of $6 million, of which $3 million was incurred during the second quarter of fiscal 2024. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2023, as well as new initiatives implemented in the first and second quarters of fiscal 2024, helped to offset the effects of inflationary pressure on operating costs.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

RADIUS RECYCLING, INC.

Interest Expense

Interest expense was $6 million and $11 million, respectively, for the second quarter and first six months of fiscal 2024, compared to $5 million and $8 million for the same periods in the prior year. The increase in interest expense was primarily due to higher interest rates on amounts outstanding under our bank credit facilities compared to the prior year periods.

Income Tax

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2024 was an expense on pre-tax loss of 3.6% and a benefit on pre-tax loss of 14.8%, respectively, compared to a benefit on pre-tax income of 14.5% and a benefit on pre-tax loss of 32.8%, respectively, for the comparable prior year periods. Our effective tax rate from continuing operations for the second quarter of fiscal 2024 was significantly different than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on intra-period allocation of the estimated annual tax provision, as well as the recognition of a $2 million valuation allowance against deferred tax assets in our Puerto Rico tax jurisdiction. We recognized this valuation allowance as a result of negative evidence, including recent losses in the tax jurisdiction, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefits will not be realized. For the second quarter of fiscal 2023, our effective tax rate from continuing operations was significantly different than the U.S. federal statutory rate of 21% primarily due to the Company’s financial performance and the effect of discrete items.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $14 million and $6 million as of February 29, 2024 and August 31, 2023, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 29, 2024, debt was $374 million compared to $249 million as of August 31, 2023, and debt, net of cash, was $360 million as of February 29, 2024, compared to $243 million as of August 31, 2023. The increase in debt was primarily due to increased borrowings from our credit facilities mainly to fund working capital needs and capital expenditures. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash used in operating activities in the first six months of fiscal 2024 was $56 million, compared to net cash provided by operating activities of $26 million in the first six months of fiscal 2023.

Sources of cash in the first six months of fiscal 2024 included a $13 million decrease in prepaid expenses and other current assets primarily due to a decrease in prepaid insurance premiums. Uses of cash in the first six months of fiscal 2024 included a $30 million increase in inventories primarily due to delay of certain bulk shipments at period-end, a $15 million increase in accounts receivable primarily due to the timing of sales and collections, and a $9 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation in the first quarter of fiscal 2024 previously accrued under our fiscal 2023 plans.

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

Investing Activities

Net cash used in investing activities was $44 million in the first six months of fiscal 2024, compared to $98 million in the first six months of fiscal 2023.

RADIUS RECYCLING, INC.

Cash used in investing activities in the first six months of fiscal 2024 included capital expenditures of $40 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology, information technology systems, and environmental and safety-related assets, compared to $75 million in the prior year period.

Cash used in investing activities in the first six months of fiscal 2023 included $25 million paid to acquire the assets of the ScrapSource business on November 18, 2022. We funded the acquisition using cash on hand and borrowings under our existing credit facilities.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2024 was $108 million, compared to $40 million in the first six months of fiscal 2023.

Cash flows from financing activities in the first six months of fiscal 2024 included $124 million in net borrowings of debt, compared to $59 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2024 and 2023 included $5 million and $7 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $11 million in each period for the payment of dividends.

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

We had borrowings outstanding under our credit facilities of $355 million as of February 29, 2024 and $230 million as of August 31, 2023. The weighted average interest rate on amounts outstanding under our credit facilities was 6.92% and 7.17% as of February 29, 2024 and August 31, 2023, respectively.

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

As of February 29, 2024, we were in compliance with the financial covenants under our credit agreement. The consolidated fixed charge coverage ratio was required to be no less than 1.50 to 1.00 and was 2.37 to 1.00 as of February 29, 2024. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.31 to 1.00 as of February 29, 2024.

Our obligations under our credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory, and accounts receivable.

RADIUS RECYCLING, INC.

We currently face challenging market conditions resulting in compressed operating margins. We have taken steps to reduce our operating costs and improve margins. If market conditions do not improve, we are unable to realize the expected value of our cost savings initiatives, or other negative factors occur, we anticipate we would be unable to remain in compliance with the financial covenants under the credit agreement. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under the agreement. If such actions became necessary, we expect that we would be successful in renegotiating an amendment or obtaining a waiver on terms acceptable to the Company. Alternatively, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. We cannot assure that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Other debt obligations, which totaled $12 million as of each of February 29, 2024 and August 31, 2023, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $40 million for the first six months of fiscal 2024, compared to $75 million for the prior year period. We currently plan to invest approximately $80 million in capital expenditures in fiscal 2024. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment, infrastructure, and information technology systems, and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $9 million in capital expenditures for environmental projects in the first six months of fiscal 2024, and we currently plan to invest approximately $25 million for such projects in fiscal 2024. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

Dividends

On January 4, 2024, our Board of Directors declared a dividend for the second quarter of fiscal 2024 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 20, 2024.

RADIUS RECYCLING, INC.

Share Repurchase Program

As of February 29, 2024, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the second quarter of fiscal 2024.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 29, 2024, we had $7 million outstanding under these arrangements.

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

The following is a reconciliation of debt, net of cash (in thousands):

	February 29, 2024	August 31, 2023
Short-term borrowings	$5,459	$5,813
Long-term debt, net of current maturities	368,119	243,579
Total debt	373,578	249,392
Less cash and cash equivalents	13,562	6,032
Total debt, net of cash	$360,016	$243,360

RADIUS RECYCLING, INC.

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended
	February 29,	February 28,
	2024	2023
Borrowings from long-term debt	$389,692	$333,242
Repayments of long-term debt	(265,910)	(274,036)
Net borrowings (repayments) of debt	$123,782	$59,206

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted (loss) income from continuing operations attributable to Radius shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to Radius shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, asset impairment charges, amortization of capitalized cloud computing implementation costs, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net (loss) income to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Reconciliation of adjusted EBITDA:
Net (loss) income	$(34,010)	$4,272	$(51,808)	$(13,284)
Loss (income) from discontinued operations, net of tax	31	(224)	33	(155)
Interest expense	5,803	4,908	10,613	8,232
Income tax expense (benefit)	1,195	(513)	(8,975)	(6,545)
Depreciation and amortization	24,311	22,399	47,782	43,850
Restructuring charges and other exit-related activities	3,175	828	3,210	2,420
Asset impairment charges(1)	1,748	—	1,967	4,000
Amortization of cloud computing software costs(2)	247	—	327	—
Charges for legacy environmental matters, net(3)	156	77	479	1,356
Business development costs	140	103	230	338
Adjusted EBITDA	$2,796	$31,850	$3,858	$40,212

Selling, general and administrative expense:
As reported	$62,160	$63,957	$125,262	$128,185
Charges for legacy environmental matters, net(3)	(156)	(77)	(479)	(1,356)
Business development costs	(140)	(103)	(230)	(338)
Adjusted	$61,864	$63,777	$124,553	$126,491

(1)
For the three months ended February 29, 2024 and the six months ended February 29, 2024 and February 28, 2023, asset impairment charges included $272 thousand, $491 thousand and $4 million, respectively, reported within “Other loss, net” on the Unaudited Condensed Consolidated Statement of Operations.
(2)
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

RADIUS RECYCLING, INC.

(3)
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

Following are reconciliations of adjusted net (loss) income from continuing operations attributable to Radius shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
(Loss) income from continuing operations attributable to Radius shareholders:
As reported	$(33,948)	$4,129	$(51,910)	$(13,590)
Restructuring charges and other exit-related activities	3,175	828	3,210	2,420
Asset impairment charges(1)	1,748	—	1,967	4,000
Charges for legacy environmental matters, net(2)	156	77	479	1,356
Business development costs	140	103	230	338
Income tax benefit allocated to adjustments(3)	(938)	(1,151)	(1,675)	(2,865)
Adjusted	$(29,667)	$3,986	$(47,699)	$(8,341)

Diluted (loss) income per share from continuing operations attributable to Radius shareholders:
As reported	$(1.19)	$0.14	$(1.83)	$(0.49)
Restructuring charges and other exit-related activities, per share	0.11	0.03	0.11	0.09
Asset impairment charges, per share(1)	0.06	—	0.07	0.14
Charges for legacy environmental matters, net, per share(2)	0.01	—	0.02	0.05
Business development costs, per share	—	—	0.01	0.01
Income tax benefit allocated to adjustments, per share(3)	(0.03)	(0.04)	(0.06)	(0.10)
Adjusted(4)	$(1.04)	$0.14	$(1.68)	$(0.30)

(1)
For the three months ended February 29, 2024 and the six months ended February 29, 2024 and February 28, 2023, asset impairment charges included $272 thousand ($0.01 per share), $491 thousand ($0.02 per share) and $4 million ($0.14 per share), respectively, reported within “Other loss, net” on the Unaudited Condensed Consolidated Statement of Operations.
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

RADIUS RECYCLING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of February 29, 2024.

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

As of February 29, 2024 and August 31, 2023, 28% and 38%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar.

RADIUS RECYCLING, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RADIUS RECYCLING, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023; and in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended February 29, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Appointment of Chief Accounting Officer

On April 1, 2024, the Board of Directors (the “Board”) of Radius Recycling, Inc. (the “Company”) appointed Erika Kelley to serve as the Company’s Vice President and Chief Accounting Officer, effective April 8, 2024. Following the effectiveness of Ms. Kelley’s appointment, Stefano Gaggini will step down from his role as interim Chief Accounting Officer but will remain in his role as Senior Vice President and Chief Financial Officer. Prior to her appointment, Ms. Kelley, 46, served in various roles of increasing responsibility with Intel Corporation since 2012, including most recently as Corporate Controller, Accounting Operations since 2022. Prior to that, Ms. Kelley served as Intel Capital/M&A Accounting Senior Controller from 2019 until 2022 and as SEC and External Reporting Controller from 2015 until 2019.

In connection with her appointment, the Company entered into an offer letter with Ms. Kelley, pursuant to which Ms. Kelley will receive a base salary of $350,000 per annum, will be eligible to participate in the Company’s Annual Incentive Compensation Plan (“AICP”), with a target AICP bonus equal to 50% of her annual base salary, and will be recommended to participate in the Company’s Long-Term Incentive Plan. Further, pursuant to the offer letter, Ms. Kelley is entitled to receive a signing bonus of $100,000 upon commencement of employment with the Company and an additional signing bonus of $100,000 after completing 12 months of employment with the Company. In the event that Ms. Kelley voluntarily terminates her employment within 12 months following receipt of either signing bonus, she is required to repay the signing bonus to the Company on a pro-rated basis. Ms. Kelley is also eligible to participate in the Company’s health, welfare and retirement employee benefit plans.

It is expected that Ms. Kelley will enter into the Company’s standard form of indemnification and change in control agreements, in substantially the same forms filed as Exhibits 10.20 and 10.26, respectively, to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

The selection of Ms. Kelley to serve as Vice President and Chief Accounting Officer was not pursuant to any arrangement or understanding with respect to any other person. There are no family relationships between Ms. Kelley and any director or executive officer of the Company, and there are no transactions between Ms. Kelley and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

RADIUS RECYCLING, INC.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2024 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2024 and incorporated by reference herein.

10.1*	Form of Deferred Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan used for non-employee directors for awards granted in 2024

10.2*	Summary Sheet for 2024 Non-Employee Director Compensation

10.3*	Radius Recycling, Inc. 2024 Omnibus Incentive Plan. Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 30, 2024 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

RADIUS RECYCLING, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS RECYCLING, INC.
(Registrant)

Date:	April 4, 2024	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	April 4, 2024	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer