Form 10-Q
period 2024-05-31
RADIUS RECYCLING, INC.
filed 2024-07-02
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2024

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

The registrant had 27,839,454 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 28, 2024.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	May 31, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,189	$6,032
Accounts receivable, net of allowance for credit losses of $1,762 and $1,590	205,267	210,442
Inventories	334,284	278,642
Refundable income taxes	3,675	3,245
Prepaid expenses and other current assets	48,228	51,979
Total current assets	616,643	550,340
Property, plant and equipment, net of accumulated depreciation of $954,965 and $902,231	684,627	706,805
Operating lease right-of-use assets	122,964	115,686
Investments in joint ventures	9,298	10,750
Goodwill	13,105	229,419
Intangibles, net of accumulated amortization of $15,917 and $12,442	30,291	32,540
Deferred income taxes	22,383	22,713
Other assets	53,593	47,696
Total assets	$1,552,904	$1,715,949
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,734	$5,813
Accounts payable	207,989	209,423
Accrued payroll and related liabilities	22,805	35,144
Environmental liabilities	12,547	13,743
Operating lease liabilities	19,444	19,835
Accrued income taxes	19	358
Other accrued liabilities	42,880	39,614
Total current liabilities	311,418	323,930
Deferred income taxes	4,876	58,617
Long-term debt, net of current maturities	405,514	243,579
Environmental liabilities, net of current portion	52,024	53,034
Operating lease liabilities, net of current maturities	103,464	96,086
Other long-term liabilities	29,583	29,044
Total liabilities	906,879	804,290
Commitments and contingencies (Note 5)
Radius Recycling, Inc. (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,839 and 27,312 shares issued and outstanding	27,839	27,312
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	26,423	26,035
Retained earnings	627,877	894,316
Accumulated other comprehensive loss	(39,068)	(39,683)
Total Radius shareholders’ equity	643,271	908,180
Noncontrolling interests	2,754	3,479
Total equity	646,025	911,659
Total liabilities and equity	$1,552,904	$1,715,949

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Revenues	$673,920	$809,610	$1,967,876	$2,164,293
Operating expense:
Cost of goods sold	628,390	713,685	1,842,806	1,946,633
Selling, general and administrative	62,100	68,527	187,362	196,712
(Income) from joint ventures	(300)	(285)	(1,003)	(1,386)
Goodwill impairment charges	215,941	—	215,941	—
Other asset impairment charges	—	—	1,476	—
Restructuring charges and other exit-related activities	3,275	169	6,485	2,589
Operating (loss) income	(235,486)	27,514	(285,191)	19,745
Interest expense	(7,368)	(5,146)	(17,981)	(13,378)
Other loss, net	(187)	(1,306)	(620)	(5,289)
(Loss) income from continuing operations before income taxes	(243,041)	21,062	(303,792)	1,078
Income tax benefit (expense)	44,551	(7,221)	53,526	(676)
(Loss) income from continuing operations	(198,490)	13,841	(250,266)	402
Loss from discontinued operations, net of tax	(21)	(233)	(54)	(78)
Net (loss) income	(198,511)	13,608	(250,320)	324
Net loss (income) attributable to noncontrolling interests	121	(148)	(13)	(299)
Net (loss) income attributable to Radius shareholders	$(198,390)	$13,460	$(250,333)	$25

Net (loss) income per share attributable to Radius shareholders:
Basic:
(Loss) income per share from continuing operations	$(6.97)	$0.49	$(8.82)	$—
Net (loss) income per share	$(6.97)	$0.48	$(8.82)	$—
Diluted:
(Loss) income per share from continuing operations	$(6.97)	$0.48	$(8.82)	$—
Net (loss) income per share	$(6.97)	$0.47	$(8.82)	$—
Weighted average number of common shares:
Basic	28,479	28,114	28,385	27,980
Diluted	28,479	28,659	28,385	28,646

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Net (loss) income	$(198,511)	$13,608	$(250,320)	$324
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(308)	362	(890)	(3,245)
Cash flow hedges, net	776	—	954	—
Pension obligations, net	148	58	551	149
Total other comprehensive income (loss), net of tax	616	420	615	(3,096)
Comprehensive (loss) income	(197,895)	14,028	(249,705)	(2,772)
Less comprehensive loss (income) attributable to noncontrolling interests	121	(148)	(13)	(299)
Comprehensive (loss) income attributable to Radius shareholders	$(197,774)	$13,880	$(249,718)	$(3,071)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended May 31, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of March 1, 2023	27,255	$27,255	200	$200	$20,831	$917,266	$(40,605)	$924,947	$3,491	$928,438
Net income	—	—	—	—	—	13,460	—	13,460	148	13,608
Other comprehensive income, net of tax	—	—	—	—	—	—	420	420	—	420
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(59)	(59)
Issuance of restricted stock	84	84	—	—	(84)	—	—	—	—	—
Restricted stock withheld for taxes	(28)	(28)	—	—	(774)	—	—	(802)	—	(802)
Share-based compensation cost	—	—	—	—	3,314	—	—	3,314	—	3,314
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,327)	—	(5,327)	—	(5,327)
Balance as of May 31, 2023	27,311	$27,311	200	$200	$23,287	$925,399	$(40,185)	$936,012	$3,580	$939,592

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended May 31, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of March 1, 2024	27,782	$27,782	200	$200	$24,503	$831,636	$(39,684)	$844,437	$3,029	$847,466
Net loss	—	—	—	—	—	(198,390)	—	(198,390)	(121)	(198,511)
Other comprehensive income, net of tax	—	—	—	—	—	—	616	616	—	616
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(154)	(154)
Issuance of restricted stock	85	85	—	—	(85)	—	—	—	—	—
Restricted stock withheld for taxes	(28)	(28)	—	—	(451)	—	—	(479)	—	(479)
Share-based compensation cost	—	—	—	—	2,456	—	—	2,456	—	2,456
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,369)	—	(5,369)	—	(5,369)
Balance as of May 31, 2024	27,839	$27,839	200	$200	$26,423	$627,877	$(39,068)	$643,271	$2,754	$646,025

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Nine Months Ended May 31, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2022	26,747	$26,747	200	$200	$22,975	$941,146	$(37,089)	$953,979	$4,495	$958,474
Net income	—	—	—	—	—	25	—	25	299	324
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,096)	(3,096)	—	(3,096)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,214)	(1,214)
Issuance of restricted stock	846	846	—	—	(846)	—	—	—	—	—
Restricted stock withheld for taxes	(282)	(282)	—	—	(7,329)	—	—	(7,611)	—	(7,611)
Share-based compensation cost	—	—	—	—	8,487	—	—	8,487	—	8,487
Dividends ($0.5625 per common share)	—	—	—	—	—	(15,772)	—	(15,772)	—	(15,772)
Balance as of May 31, 2023	27,311	$27,311	200	$200	$23,287	$925,399	$(40,185)	$936,012	$3,580	$939,592

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Nine Months Ended May 31, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2023	27,312	$27,312	200	$200	$26,035	$894,316	$(39,683)	$908,180	$3,479	$911,659
Net (loss) income	—	—	—	—	—	(250,333)	—	(250,333)	13	(250,320)
Other comprehensive income, net of tax	—	—	—	—	—	—	615	615	—	615
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(738)	(738)
Issuance of restricted stock	766	766	—	—	(766)	—	—	—	—	—
Restricted stock withheld for taxes	(239)	(239)	—	—	(5,043)	—	—	(5,282)	—	(5,282)
Share-based compensation cost	—	—	—	—	6,197	—	—	6,197	—	6,197
Dividends ($0.5625 per common share)	—	—	—	—	—	(16,106)	—	(16,106)	—	(16,106)
Balance as of May 31, 2024	27,839	$27,839	200	$200	$26,423	$627,877	$(39,068)	$643,271	$2,754	$646,025

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended May 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(250,320)	$324
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Goodwill impairment charges	215,941	—
Other asset impairment charges	2,040	5,455
Exit-related asset impairments	176	254
Depreciation and amortization	72,188	66,390
Inventory write-downs	—	575
Deferred income taxes	(54,065)	(933)
Undistributed equity in earnings of joint ventures	(1,003)	(1,386)
Share-based compensation expense	6,197	8,438
(Gain) loss on disposal of assets, net	(511)	10
Unrealized foreign exchange loss, net	463	126
Credit loss, net	199	195
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,516)	(71,016)
Inventories	(46,750)	23,215
Income taxes	171	(2,992)
Prepaid expenses and other current assets	9,896	(12,476)
Other long-term assets	(5,797)	(3,868)
Operating lease assets and liabilities	(440)	(276)
Accounts payable	6,819	10,259
Accrued payroll and related liabilities	(12,330)	(30,451)
Other accrued liabilities	2,836	10,381
Environmental liabilities	(2,180)	(2,542)
Other long-term liabilities	1,418	2,850
Distributed equity in earnings of joint ventures	2,350	2,000
Net cash (used in) provided by operating activities	(57,218)	4,532
Cash flows from investing activities:
Capital expenditures	(56,258)	(101,270)
Acquisitions, net of acquired cash	—	(26,902)
Proceeds from insurance and sale of assets	2,829	10,775
Purchase of investments	(6,000)	—
Net cash used in investing activities	(59,429)	(117,397)
Cash flows from financing activities:
Borrowings from long-term debt	579,500	501,761
Repayment of long-term debt	(421,414)	(403,129)
Payment of debt issuance costs	—	(156)
Taxes paid related to net share settlement of share-based payment awards	(5,282)	(7,611)
Distributions to noncontrolling interests	(738)	(1,214)
Dividends paid	(16,306)	(16,023)
Net cash provided by financing activities	135,760	73,628
Effect of exchange rate changes on cash	44	(55)
Net increase (decrease) in cash and cash equivalents	19,157	(39,292)
Cash and cash equivalents as of beginning of period	6,032	43,803
Cash and cash equivalents as of end of period	$25,189	$4,511

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended May 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$16,793	$11,763
Income taxes, net	$355	$4,565
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$5,961	$12,605

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Radius Recycling, Inc. (formerly Schnitzer Steel Industries, Inc.) and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The accompanying Unaudited Condensed Consolidated Financial Statements are presented in U.S. Dollars. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023. The results for the three and nine months ended May 31, 2024 and May 31, 2023 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $66 million and $62 million as of May 31, 2024 and August 31, 2023, respectively.

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

RADIUS RECYCLING, INC.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $9 million and $8 million for each of the nine months ended May 31, 2024 and May 31, 2023.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $19 million and $27 million as of May 31, 2024 and August 31, 2023, respectively, and consisted primarily of deposits on capital projects and prepaid services, insurance, and property taxes.

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

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers as of each reporting date relate to environmental claims, property loss and damage and other claims in connection with the December 2021 fire at the Company’s shredder facility in Everett, Massachusetts, workers’ compensation claims, and third-party claims. As of May 31, 2024, receivables from insurers totaled $22 million, including $12 million relating to environmental claims. As of August 31, 2023, receivables from insurers totaled $14 million, including $10 million relating to environmental claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of May 31, 2024 and August 31, 2023 also included $16 million and $11 million, respectively, representing advances to a supplier of metals recycling equipment.

Other assets as of August 31, 2023 also included $7 million in connection with cash deposited into a client trust account in fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties pursuant to a settlement agreement resolving a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. In the second quarter of fiscal 2024, the $7 million was distributed to the Company from the client trust account for purposes of holding the funds and maximizing returns, each consistent with the terms of the settlement agreement, of which $6 million was held in short-term certificates of deposit and is reported within prepaid expenses and other current assets as of May 31, 2024. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 5 - Commitments and Contingencies for further discussion of this matter.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017. The investment is accounted for under the guidance for investments in equity securities. During the first half of fiscal 2023, the equity investment was determined to not have a readily determinable fair value and, therefore, was carried at cost and adjusted for impairments and observable price changes. In the first quarter of fiscal 2023, the Company identified an impairment indicator for its investment and, based on its fair value measurement incorporating observable trading prices of the publicly-traded entity and unobservable inputs, recognized a $4 million impairment in other loss, net on the Unaudited Condensed Consolidated Statement of Operations. During the third quarter of fiscal 2023, the publicly-traded entity allowed for an exchange event, and the Company exchanged its full investment in the subsidiary's equity units for shares of the publicly-traded entity, which have a readily determinable fair value, and which the Company still held as of May 31, 2024. As of May 31, 2024 and August 31, 2023, the fair value of the investment was less than $1 million and $1 million, respectively. The investment is reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

Other assets as of May 31, 2024 and August 31, 2023 included $7 million and $5 million, respectively, of capitalized cloud computing arrangement implementation costs. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. This amortization expense is reported within operating expense, separately from depreciation and amortization expense for property, plant, and equipment and intangible assets as reported on the Unaudited Condensed Consolidated Statements of Cash Flows.

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

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, the Company installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. The Company filed insurance claims for the property that experienced physical loss or damage and anticipated business income losses resulting from the matter. During the third quarter and first nine months of fiscal 2023, the Company recognized $2 million in insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations. During the first half of fiscal 2024, the Company recognized an additional $6 million insurance receivable and related insurance recovery gain. During the third quarter of fiscal 2024, the Company reached a full and final settlement with its insurers for its claims and recognized an additional $7 million insurance recovery gain, reflecting the recovery of applicable losses including business income losses incurred as a result of the fire. As of May 31, 2024, the Company had recognized, in aggregate, $47 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $40 million towards its claims. As of May 31, 2024 and August 31, 2023, the Company had receivables from its insurers of $7 million and $1 million, respectively, reported within prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When the Company performs a quantitative goodwill impairment test, it considers both the income approach and market approach to estimate the fair value of the reporting unit. The determination of fair value involves the use of estimates and assumptions, including regarding revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate based on a market-based weighted average cost of capital (“WACC”), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate the reporting unit’s income approach valuation, as well as to estimate the fair value of the Company’s other reporting units, including those with no allocated goodwill, the Company uses a market approach based on earnings multiple data, and it performs a reconciliation of its estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 4 - Goodwill for further detail including the recognition of a goodwill impairment charge of $216 million during the fiscal quarter ended May 31, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of May 31, 2024. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company’s derivative financial instruments are major financial institutions.

RADIUS RECYCLING, INC.

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

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2024	August 31, 2023
Processed and unprocessed scrap metal	$176,987	$143,986
Semi-finished goods	16,867	9,959
Finished goods	72,413	60,348
Supplies	68,017	64,349
Inventories	$334,284	$278,642

Note 3 - Business Acquisitions

Fiscal 2023 Business Acquisition

On November 18, 2022, the Company used cash on hand and borrowings under its existing credit facilities to acquire the operating assets of ScrapSource, a recycling services company that provides solutions for industrial companies that generate scrap metal from their manufacturing process. The acquired business expands the Company’s national recycling services operations, giving rise to expected benefits supporting the amount of acquired goodwill. The total purchase consideration of approximately $25 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the date of the acquisition. The $13 million excess of the total purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill. The results of operations for the acquired ScrapSource business beginning as of the November 18, 2022 acquisition date are included in the accompanying financial statements. For the three and nine months ended May 31, 2023, the revenues and net income contributed by the acquired ScrapSource business and reported in the Unaudited Condensed Consolidated Statements of Operations were not material to the financial statements taken as a whole. For the nine months ended May 31, 2023, the unaudited pro forma amounts of revenues and net income of the acquired ScrapSource business were not material to the financial statements taken as a whole; therefore, unaudited pro forma amounts for the Company are not provided.

Note 4 - Goodwill

In the third quarter of fiscal 2024, the Company identified a triggering event that indicated the goodwill allocated to certain of the Company’s reporting units may be impaired. Prior to the third quarter of fiscal 2024, the Company had most recently performed the quantitative impairment test for goodwill carried by three of its reporting units, consisting of two regional metals recycling operations and its network of auto parts stores, as of July 1, 2023. As of that date, for one of the metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 24% and 33%, respectively. For the other metals recycling reporting unit, the estimated fair value of the reporting unit was less than its carrying amount, resulting in a partial impairment of goodwill of $39 million.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based primarily on the respective financial and operational performance of certain of the Company’s reporting units with allocated goodwill, as well as the sustained decrease in the Company’s market capitalization beginning near the end of the second fiscal quarter of fiscal 2024, and substantially maintained throughout March and April 2024, the Company identified a triggering event and performed an interim impairment test. As of the May 1, 2024 testing date, the balance of the Company’s goodwill was $229 million, which was allocated among four reporting units. Three of the reporting units, which consist of two regional metals recycling operations and the Company’s network of auto parts stores, were allocated an aggregate of $216 million of goodwill. The Company performed a quantitative impairment test for goodwill allocated to these three reporting units to identify potential impairment and measure an impairment loss, if necessary.

For the two metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test as of May 1, 2024, the estimated fair value of each reporting unit was less than its carrying amount, resulting in full impairment of the allocated goodwill and an aggregate impairment charge of $216 million.

The projections used in the income approach took into consideration, as applicable, the impact of recent and current market conditions for ferrous and nonferrous recycled metals and retail auto parts, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in production and other operating costs. The projections assumed a recovery of operating margins from the levels experienced at the measurement date over a multi-year period. The WACC rate used in the income approach valuation ranged from 14.5% to 15.0%. The terminal growth rate used was 2%. A reporting-unit-specific risk premium is embedded in the WACC to reflect the perceived level of uncertainty inherent in expected future cash flows. As part of the goodwill impairment test, the Company performed a reconciliation of its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium.

The remaining $13 million of goodwill is carried by one reporting unit, a recycling services operation. The Company determined that there was no triggering event for this reporting unit.

The gross change in the carrying amount of goodwill for the nine months ended May 31, 2024 was as follows (in thousands):

Goodwill
August 31, 2023	$229,419
Impairments	(215,941)
Foreign currency translation adjustment	(373)
May 31, 2024	$13,105

Accumulated goodwill impairment charges were $726 million and $510 million as of May 31, 2024 and August 31, 2023, respectively.

Note 5 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2024 were as follows (in thousands):

Balance as of September 1, 2023	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2024	Short-Term	Long-Term
$66,777	$2,605	$(4,811)	$64,571	$12,547	$52,024

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024 and August 31, 2023, the Company had environmental liabilities of $65 million and $67 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. As of May 31, 2024 and August 31, 2023, the Company had $2 million and $1 million in environmental reserves related to this matter, respectively. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both May 31, 2024 and August 31, 2023, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2.3 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of May 31, 2024 and August 31, 2023, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s environmental liabilities as of each of May 31, 2024 and August 31, 2023 included $5 million relating to the Portland Harbor matters described above.

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

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies and agreements with other third parties, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company’s insurance policies and agreements with other third parties may not cover all the costs which the Company incurs. As of both May 31, 2024 and August 31, 2023, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of May 31, 2024 and August 31, 2023, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of each of May 31, 2024 and August 31, 2023, the Company had $4 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of May 31, 2024 and August 31, 2023 included $3 million and $5 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In the third quarter and first nine months of fiscal 2023, the Company accrued an incremental $6 million and $7 million, respectively, for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of each of May 31, 2024 and August 31, 2023 included $10 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded in fiscal 2021. In the fourth quarter of fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of May 31, 2024, pending completion, approval, and implementation of the remediation action plan.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2024, the Alameda County Criminal Grand Jury returned an indictment against the Company and two operations employees alleging felony and misdemeanor environmental regulatory violations for mishandling hazardous waste, including destruction of evidence, arising from the August 2023 scrap metal fire at the Company’s Oakland, CA facility and the Company’s subsequent shredding of the burned material. The Company disputes the allegations and intends to vigorously defend itself in connection with these allegations. The Company does not anticipate that the ultimate outcome of this matter will have a material adverse effect on its results of operations, financial condition, or cash flows.

Note 6 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, comprise the following (in thousands):

	Three Months Ended May 31, 2024				Three Months Ended May 31, 2023
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - March 1 (Beginning of period)	$(37,922)	$(126)	$(1,636)	$(39,684)	$(38,286)	$(2,319)	$(40,605)
Other comprehensive (loss) income before reclassifications	(308)	1,346	—	1,038	362	—	362
Income tax expense	—	(303)	—	(303)	—	—	—
Other comprehensive (loss) income before reclassifications, net of tax	(308)	1,043	—	735	362	—	362
Amounts reclassified from accumulated other comprehensive loss	—	(344)	191	(153)	—	75	75
Income tax expense (benefit)	—	77	(43)	34	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(267)	148	(119)	—	58	58
Net periodic other comprehensive (loss) income	(308)	776	148	616	362	58	420
Balances - May 31, respectively (End of period)	$(38,230)	$650	$(1,488)	$(39,068)	$(37,924)	$(2,261)	$(40,185)

	Nine Months Ended May 31, 2024				Nine Months Ended May 31, 2023
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(37,340)	$(304)	$(2,039)	$(39,683)	$(34,679)	$(2,410)	$(37,089)
Other comprehensive (loss) income before reclassifications	(890)	2,254	178	1,542	(3,245)	(34)	(3,279)
Income tax (expense) benefit	—	(507)	(40)	(547)	—	8	8
Other comprehensive (loss) income before reclassifications, net of tax	(890)	1,747	138	995	(3,245)	(26)	(3,271)
Amounts reclassified from accumulated other comprehensive loss	—	(1,023)	533	(490)	—	226	226
Income tax expense (benefit)	—	230	(120)	110	—	(51)	(51)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(793)	413	(380)	—	175	175
Net periodic other comprehensive (loss) income	(890)	954	551	615	(3,245)	149	(3,096)
Balances - May 31, respectively (End of period)	$(38,230)	$650	$(1,488)	$(39,068)	$(37,924)	$(2,261)	$(40,185)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Major product information:
Ferrous revenues	$334,425	$405,350	$999,419	$1,101,201
Nonferrous revenues	184,127	222,904	517,902	580,234
Steel revenues(1)	108,259	137,426	322,511	369,766
Retail and other revenues	47,109	43,930	128,044	113,092
Total revenues	$673,920	$809,610	$1,967,876	$2,164,293
Revenues based on sales destination:
Foreign	$348,503	$413,815	$1,023,799	$1,122,718
Domestic	325,417	395,795	944,077	1,041,575
Total revenues	$673,920	$809,610	$1,967,876	$2,164,293

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of May 31, 2024 and August 31, 2023, receivables from contracts with customers, net of an allowance for credit losses, totaled $203 million and $208 million, respectively, representing 99% of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets at each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $8 million and $7 million as of May 31, 2024 and August 31, 2023, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

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

In the fourth quarter of fiscal 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. These contracts mature in August 2026. As of both May 31, 2024 and August 31, 2023, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of May 31, 2024 and August 31, 2023 is as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	May 31, 2024	August 31, 2023
Interest rate swap contracts	Prepaid expenses and other current assets	$990	$1,163
Interest rate swap contracts	Other long-term liabilities	$(149)	$(1,555)

See Note 6 - Accumulated Other Comprehensive Loss for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended May 31, 2024, which reclassified amounts totaled less than $1 million and $1 million, respectively. Total interest expense was $7 million and $18 million, respectively, for the three and nine months ended May 31, 2024. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the three and nine months ended May 31, 2024.

Note 10 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2024 was a benefit on pre-tax loss of 18.3% and 17.6%, respectively, compared to an expense on pre-tax income of 34.3% and 62.7%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2024 was lower than the U.S. federal statutory rate of 21% primarily due to the effect of permanent differences from non-deductible expenses and the recognition of a valuation allowance against deferred tax assets in the Company’s U.S. federal, state and Canadian tax jurisdictions. For the third quarter of fiscal 2023, the Company’s effective tax rate from continuing operations was significantly different than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of permanent differences from non-deductible expenses and also unrecognized tax benefits on intra-period allocation. For the first nine months of fiscal 2023, the higher-than-statutory effective tax rate primarily reflected the Company’s near-breakeven financial performance for the period.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers and weighs all positive and negative evidence to determine if valuation allowances against deferred tax assets are required. The goodwill impairment charge recognized in the third quarter of fiscal 2024 led to a significant increase in the Company’s deferred tax assets, and as a result, the future reversal of existing taxable temporary differences as a source of income does not support the full realization of deferred tax assets. On the basis of this evaluation, the Company determined that it is more likely than not that the associated tax benefits will not be realized and recorded a $4 million valuation allowance against deferred tax assets in the Company’s U.S. federal, state and Canadian tax jurisdictions. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change. The Company continues to maintain a valuation allowance against its deferred tax assets in Puerto Rico. Canadian deferred tax assets which the Company continues to maintain valuation allowances against relate to goodwill treated as an indefinite-lived asset for Canadian tax purposes.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2021 to 2023 remain subject to examination under the statute of limitations.

Note 11 - Net (Loss) Income Per Share

The following table sets forth the information used to compute basic and diluted net (loss) income per share attributable to Radius shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
(Loss) income from continuing operations	$(198,490)	$13,841	$(250,266)	$402
Net loss (income) attributable to noncontrolling interests	121	(148)	(13)	(299)
(Loss) income from continuing operations attributable to Radius shareholders	$(198,369)	$13,693	$(250,279)	$103
Loss from discontinued operations, net of tax	(21)	(233)	(54)	(78)
Net (loss) income attributable to Radius shareholders	$(198,390)	$13,460	$(250,333)	$25
Computation of shares:
Weighted average common shares outstanding, basic	28,479	28,114	28,385	27,980
Incremental common shares attributable to dilutive performance share awards, RSUs and DSUs	—	545	—	666
Weighted average common shares outstanding, diluted	28,479	28,659	28,385	28,646

Common stock equivalent shares of 632,821 and 368,521 were considered antidilutive and were excluded from the calculation of diluted net (loss) income per share for the three and nine months ended May 31, 2024, respectively, compared to 54,512 and 52,258 for the three and nine months ended May 31, 2023, respectively.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million for both the three months ended May 31, 2024 and May 31, 2023, and $13 million for both the nine months ended May 31, 2024 and May 31, 2023.

Note 13 - Debt

Debt consisted of the following as of May 31, 2024 and August 31, 2023 (in thousands):

	May 31, 2024	August 31, 2023
Bank revolving credit facilities, interest primarily at SOFR or LIBOR plus a spread	$390,000	$230,000
Finance lease liabilities	9,078	7,200
Other debt obligations	12,170	12,192
Total debt	411,248	249,392
Less current maturities	(5,734)	(5,813)
Debt, net of current maturities	$405,514	$243,579

The Company’s senior secured revolving credit facilities provide for $800 million and C$15 million in revolving loans maturing in August 2027. The $800 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swing line loans, and a $50 million sublimit for multicurrency borrowings. On June 17, 2024, the Company and certain of its subsidiaries entered into the Fourth Amendment (the “Fourth Amendment”) to its Third Amended and Restated Credit Agreement, dated as of April 6, 2016, by and among the Company, as the U.S. Borrower, Schnitzer Steel Canada, Ltd., as the Canadian Borrower, the subsidiaries of the Company party thereto (the “Guarantors”), Bank of America N.A., as administrative agent and the other lenders party thereto (as amended prior to the Fourth Amendment, the “Existing Credit Agreement”, the Existing Credit Agreement, as amended pursuant to the Fourth Amendment, the “Amended Credit Agreement”).

The principal changes to the Existing Credit Agreement effected by the Fourth Amendment are (i) the removal of the consolidated fixed charge coverage ratio for each of the fiscal quarters ending May 31, 2024 through February 28, 2025, (ii) the introduction of a minimum consolidated interest coverage ratio of 2.00 to 1.00 for the fiscal quarter ending May 31, 2024, and 1.25 to 1.00 for the fiscal quarter ending February 28, 2025, and (iii) the introduction of a minimum consolidated asset coverage ratio of 1.00 to 1.00 for each of the fiscal quarters ending May 31, 2024 through February 28, 2025. The Company incurred $2 million in debt issuance costs in connection with the Amended Credit Agreement, which are amortized to interest expense over the remaining term of the arrangement.

The Fourth Amendment also revised the applicable interest rates under the facility which are based, at the Company’s option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Term Canadian Overnight Repo Rate Average “CORRA” for C$ loans), plus a spread of between 1.50% and 2.50%, with the amount of the spread based on a pricing grid tied to the Company’s ratio of consolidated net funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.50% and 1.50% based on a pricing grid tied to the Company’s consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.350% based on a pricing grid tied to the Company’s ratio of consolidated net funded debt to EBITDA.

As of May 31, 2024 and August 31, 2023, borrowings outstanding under the credit facilities were $390 million and $230 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 7.17% as of both May 31, 2024 and August 31, 2023.

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. The financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges which, for the fiscal quarters ending May 31, 2024 through February 28, 2025, has been replaced with maintenance covenants during that period requiring compliance with a minimum permitted interest coverage ratio and a minimum permitted asset coverage ratio as per the Fourth Amendment as described above and (b) a consolidated leverage ratio, defined as consolidated funded

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, and accounts receivable. The Fourth Amendment expanded the collateral package provided to the lenders to include most other personal property and equity interests held by the Company and the Guarantors in their respective subsidiaries.

RADIUS RECYCLING, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and nine months ended May 31, 2024 and May 31, 2023. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2023, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

RADIUS RECYCLING, INC.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for us to resume shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. We have insurance that we believe is fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and filed insurance claims, which are subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. During the third quarter and first nine months of fiscal 2023, we recognized $2 million in insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations. During the first half of fiscal 2024, we recognized an additional $6 million insurance receivable and related insurance recovery gain. During the third quarter of fiscal 2024, we reached a full and final settlement with our insurers for our claims and recognized an additional $7 million insurance recovery gain, reflecting the recovery of applicable losses including business income losses incurred as a result of the fire. As of May 31, 2024, we had recognized, in aggregate, $47 million in insurance recovery gains and had received, in aggregate, advance payments from insurers totaling approximately $40 million towards our claims. As of May 31, 2024 and August 31, 2023, we had receivables from our insurers of $7 million and $1 million, respectively, reported within prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, goodwill impairment charges, restructuring charges and other exit-related activities, charges for legacy environmental matters (net of recoveries), amortization of capitalized cloud computing implementation costs, other asset impairment charges, business development costs not related to ongoing operations including pre-acquisition expenses, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

RADIUS RECYCLING, INC.

Financial Highlights of Results of Operations for the Third Quarter of Fiscal 2024

•
Diluted loss per share from continuing operations attributable to Radius shareholders in the third quarter of fiscal 2024 was $(6.97), driven primarily by a goodwill impairment charge of $216 million or $(6.21) per share, net of tax. Diluted earnings per share was $0.48 in the prior year quarter.
•
Adjusted diluted loss per share from continuing operations attributable to Radius shareholders in the third quarter of fiscal 2024 was ($0.59), compared to adjusted diluted earnings per share of $0.67 in the prior year quarter.
•
Net loss in the third quarter of fiscal 2024 was $199 million, compared to net income of $14 million in the prior year quarter.
•
Adjusted EBITDA in the third quarter of fiscal 2024 was $9 million, compared to $56 million in the prior year quarter.

Market conditions for recycled metals diverged in the third quarter of fiscal 2024, with nonferrous demand and prices strengthening throughout the quarter, while demand for ferrous was weaker globally, due in part to elevated levels of Chinese steel exports. Sales volumes of recycled metals benefited from seasonality in supply flows. Finished steel volumes and mill utilization expanded sequentially driven by seasonally stronger construction activity.

Compared to the prior year third quarter, market conditions for ferrous recycled metal and finished steel were softer, leading to lower ferrous average net selling prices, compressed recycled metal spreads due to persistently tight supply conditions for scrap metal, and lower finished steel selling prices. Average net selling prices for our ferrous products for the third quarter of fiscal 2024 decreased 15% year-over-year as a result of weaker demand, due in part to elevated levels of Chinese steel exports. The strength in demand for nonferrous products in the third quarter of fiscal 2024 led to 3% higher average net selling prices for our nonferrous products compared to the prior year quarter, while nonferrous sales volumes were 12% lower due to lower supply flows and lower purchases of third party material for further processing and separation. For the third quarter of fiscal 2024, average net selling prices for our finished steel products were 12% lower than the prior year quarter, which contributed to lower metal spreads, and finished steel sales volumes were 11% lower including due to a slow start to the construction season in our West Coast markets due to the impact of weather in early spring. Our results in the third quarter of fiscal 2024 also reflected the impact of lower year-over-year platinum group metals (PGM) prices, an unfavorable impact from average inventory accounting in the lower ferrous price environment, higher insurance recovery gains reflecting final settlement of a prior period property damage and business interruption matter, and the impact of inflation. Contributions from productivity and cost reduction initiatives identified and commenced in fiscal 2024, helped to offset the effects of inflationary pressure on operating costs.

In the third quarter of fiscal 2024, based on financial and operational performance factors and the sustained decrease in our market capitalization, we identified a triggering event requiring the performance of a quantitative goodwill impairment test as of May 1, 2024 which resulted in a non-cash goodwill impairment charge of $216 million.

Selling, general, and administrative (“SG&A”) expense in the third quarter of fiscal 2024 decreased 9% compared to the prior year quarter, driven primarily by cost reduction measures implemented in the current fiscal year which more than offset the impact of inflation and higher costs for legal matters.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first nine months of fiscal 2024, net cash used in operating activities was $57 million, compared to net cash provided by operating activities of $5 million in the prior year comparable period.
•
Debt was $411 million as of May 31, 2024, compared to $249 million as of August 31, 2023, as a result of increased borrowings from our credit facilities primarily to fund working capital needs and capital expenditures.
•
Debt, net of cash, was $386 million as of May 31, 2024, compared to $243 million as of August 31, 2023.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

RADIUS RECYCLING, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices and per share amounts)	2024	2023	%	2024	2023	%
Ferrous revenues	$334,425	$405,350	(17)%	$999,419	$1,101,201	(9)%
Nonferrous revenues	184,127	222,904	(17)%	517,902	580,234	(11)%
Steel revenues(1)	108,259	137,426	(21)%	322,511	369,766	(13)%
Retail and other revenues	47,109	43,930	7%	128,044	113,092	13%
Total revenues	673,920	809,610	(17)%	1,967,876	2,164,293	(9)%
Cost of goods sold	628,390	713,685	(12)%	1,842,806	1,946,633	(5)%
Gross margin (total revenues less cost of goods sold)	$45,530	$95,925	(53)%	$125,070	$217,660	(43)%
Gross margin (%)	6.8%	11.8%	(43)%	6.4%	10.1%	(37)%
Selling, general and administrative expense	$62,100	$68,527	(9)%	$187,362	$196,712	(5)%
Diluted (loss) income per share from continuing operations attributable to Radius shareholders:
Reported	$(6.97)	$0.48	(NM)	$(8.82)	$—	(NM)
Adjusted(2)	$(0.59)	$0.67	(NM)	$(2.28)	$0.38	(NM)
Net (loss) income	$(198,511)	$13,608	(NM)	$(250,320)	$324	(NM)
Adjusted EBITDA(2)	$8,618	$55,610	(85)%	$12,475	$95,822	(87)%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$341	$414	(18)%	$357	$365	(2)%
Foreign	$354	$414	(14)%	$364	$380	(4)%
Average	$350	$413	(15)%	$361	$376	(4)%
Ferrous volumes (LT, in thousands):
Domestic(4)	528	548	(4)%	1,546	1,424	9%
Foreign	584	609	(4)%	1,698	1,846	(8)%
Total ferrous volumes (LT, in thousands)(4)(8)	1,112	1,157	(4)%	3,244	3,270	(1)%
Average nonferrous sales price ($/pound)(3)(5)	$1.04	$1.01	3%	$0.97	$0.97	(—)%
Nonferrous volumes (pounds, in thousands)(4)(5)	183,230	207,714	(12)%	541,435	535,230	1%
Finished steel average sales price ($/ST)(3)	$817	$924	(12)%	$827	$959	(14)%
Finished steel sales volumes (ST, in thousands)	126	142	(11)%	369	369	(—)%
Cars purchased (in thousands)(6)	64	78	(18)%	195	219	(11)%
Number of auto parts stores at period end	50	50	(—)%	50	50	(—)%
Rolling mill utilization(7)	88%	97%	(9)%	88%	84%	5%

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
(8)
May not foot due to rounding.

RADIUS RECYCLING, INC.

Revenues

Revenues in the third quarter and first nine months of fiscal 2024 decreased 17% and 9%, respectively, compared to the prior year periods. In the third quarter and first nine months of fiscal 2024, the average net selling prices for our ferrous products decreased 15% and 4%, respectively, compared to the prior year periods due to softer demand including as a result of continued elevated levels of Chinese steel exports. Global nonferrous demand strengthened throughout the third quarter of fiscal 2024, leading to a 3% increase in average net selling prices for our nonferrous products compared to the prior year period, while remaining relatively consistent for the first nine months, comparatively. Our ferrous and nonferrous sales volumes in the third quarter of fiscal 2024 decreased 4% and 12%, respectively, compared to the prior year quarter, reflecting the impact of persistently tight supply conditions for scrap metal due to low levels of U.S. manufacturing activity and lower end-of-life vehicles turnover, and, for nonferrous, lower purchases of third party material for further processing and separation. Our ferrous and nonferrous sales volumes in the first nine months of fiscal 2024 remained relatively consistent with the prior year and also reflected additional volumes arising from the ScrapSource business acquired near the end of the first quarter of fiscal 2023, as well as the adverse impact in the prior year period of disruptions related to an extended shredder outage at the Everett metals recycling facility and a regulatory issue limiting operations at our shredder facility in California, both of which were resolved near the end of the first quarter of fiscal 2023. Finished steel average selling prices in the third quarter and first nine months of fiscal 2024 were 12% and 14% lower, respectively, compared to the prior year periods, while finished steel sales volumes decreased 11% in the third quarter and remained flat for the first nine months, compared to the prior year periods.

Operating Performance

Net loss in the third quarter and first nine months of fiscal 2024 was $199 million and $250 million, respectively, compared to net income of $14 million and near breakeven, respectively, in the prior year periods. Adjusted EBITDA in the third quarter and first nine months of fiscal 2024 was $9 million and $12 million, respectively, compared to $56 million and $96 million, respectively, in the prior year periods. The combination of significantly lower third quarter ferrous sales prices and year-over-year PGM prices, lower year-over-year finished steel prices, as well as higher production and other operating costs, had a significant adverse impact on our operating margins in the third quarter and first nine months of fiscal 2024. Compared to the prior year period, ferrous metal spreads in the third quarter of fiscal 2024 decreased 19%, while ferrous metal spreads in the first nine months of fiscal 2024 decreased 11% relative to the first nine months of fiscal 2023. Finished steel metal spreads were also lower in the third quarter and first nine months of fiscal 2024 primarily driven by the decreases in average net selling prices. Our results in the third quarter of fiscal 2024 also reflected an unfavorable impact from average inventory accounting compared to a favorable impact in the prior year quarter, and the impact of inflation. In addition, our results in the third quarter and first nine months of fiscal 2024 included $7 million and $13 million, respectively, in insurance recovery gains associated with the resolution of property damage and business interruption claims related to the Everett facility shredder fire that occurred in 2021.

In the third quarter of fiscal 2024, based on financial and operational performance factors and the sustained decrease in our market capitalization, we identified a triggering event requiring the performance of a quantitative goodwill impairment test as of May 1, 2024 which resulted in a non-cash goodwill impairment charge of $216 million, representing the full carrying amount of goodwill allocated to three of our reporting units. The remaining $13 million of goodwill, which is carried by one reporting unit, a recycling services operation, was deemed not to be impaired. See further discussion in Note 4 - Goodwill in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

SG&A expense in the third quarter and first nine months of fiscal 2024 decreased 9% and 5%, respectively, compared to the prior year periods, reflecting benefits from cost reduction measures implemented during fiscal 2024 which more than offset the impact of inflation and higher costs for legal matters. In addition, legacy environmental expenses were lower in the third quarter of fiscal 2024 compared to the prior year period.

During the first quarter of fiscal 2024 we began implementing productivity and cost reduction initiatives with an aggregate targeted annual benefit of approximately $30 million through a combination of increased yields, efficiencies in processing, transportation and procurement, and reduced costs including from headcount reductions. We achieved substantially the full quarterly run rate of benefits from these initiatives in the second quarter of fiscal 2024.

RADIUS RECYCLING, INC.

During the second quarter of fiscal 2024, we expanded our initiatives to include a reduction of SG&A expense by 10% and further production cost efficiencies with a targeted annual benefit of approximately $40 million through a combination of reductions in headcount and other employee-related expenses, as well as decreases in non-trade procurement spend, transportation and logistics, and other outside services. In the third quarter of fiscal 2024, we achieved approximately three-quarters of the quarterly run rate of the combined $70 million in targeted annual benefits associated with our fiscal 2024 initiatives. During the first nine months of fiscal 2024, we incurred $6 million of restructuring charges and other exit-related costs in connection with these plans, of which $3 million was incurred during the third quarter of fiscal 2024. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2023, as well as new initiatives implemented in the first and second quarters of fiscal 2024, helped to offset the effects of inflationary pressure on operating costs.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Interest Expense

Interest expense was $7 million and $18 million, respectively, for the third quarter and first nine months of fiscal 2024, compared to $5 million and $13 million for the same periods in the prior year. The increase in interest expense was primarily due to higher interest rates on amounts outstanding under our bank credit facilities, as well as increased average borrowings, compared to the prior year periods.

Income Tax

The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2024 was a benefit on pre-tax loss of 18.3% and 17.6%, respectively, compared to an expense on pre-tax income of 34.3% and 62.7%, respectively, for the comparable prior year periods. Our effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2024 was lower than the U.S. federal statutory rate of 21% primarily due to the effect of permanent differences from non-deductible expenses and the recognition of a $4 million valuation allowance against deferred tax assets in our U.S. federal, state and Canadian tax jurisdictions. We recognized this valuation allowance as a result of negative evidence, including recent losses and goodwill impairments in the respective tax jurisdictions, outweighing the more subjective positive evidence, indicating that it is more likely than not that the associated tax benefits will not be fully realized. For the third quarter of fiscal 2023, our effective tax rate from continuing operations was significantly different than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of permanent differences from non-deductible expenses and also unrecognized tax benefits on intra-period allocation. For the first nine months of fiscal 2023, the higher-than-statutory effective tax rate primarily reflected our near-breakeven financial performance for the period.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $25 million and $6 million as of May 31, 2024 and August 31, 2023, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2024, debt was $411 million compared to $249 million as of August 31, 2023, and debt, net of cash, was $386 million as of May 31, 2024, compared to $243 million as of August 31, 2023. The increase in debt was primarily due to increased borrowings from our credit facilities mainly to fund working capital needs and capital expenditures. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash used in operating activities in the first nine months of fiscal 2024 was $57 million, compared to net cash provided by operating activities of $5 million in the first nine months of fiscal 2023.

Sources of cash in the first nine months of fiscal 2024 included a $10 million decrease in prepaid expenses and other current assets primarily due to a decrease in prepaid insurance premiums. Uses of cash in the first nine months of fiscal 2024 included a $47 million increase in inventories primarily due to timing of purchases and sales including the delay of certain bulk shipments at period-end, and a $12 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation in the first quarter of fiscal 2024 previously accrued under our fiscal 2023 plans.

RADIUS RECYCLING, INC.

Sources of cash in the first nine months of fiscal 2023 included a $23 million decrease in inventories primarily due to lower raw material purchase costs and the timing of purchases and sales, a $10 million increase in accounts payable primarily due to the timing of purchases and payments, and a $10 million increase in other accrued liabilities due in part to receipt of additional advance payments from insurers towards our claims arising from the May 2021 steel mill fire. Uses of cash in the first nine months of fiscal 2023 included a $71 million increase in accounts receivable primarily due to the timing of sales and collections and a $30 million decrease in accrued payroll and related liabilities primarily due to the payment of incentive compensation in the first quarter of fiscal 2023 previously accrued under our fiscal 2022 plans.

Investing Activities

Net cash used in investing activities was $59 million in the first nine months of fiscal 2024, compared to $117 million in the first nine months of fiscal 2023.

Cash used in investing activities in the first nine months of fiscal 2024 included capital expenditures of $56 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology, information technology systems, and environmental and safety-related assets, compared to $101 million in the prior year period.

Cash used in investing activities in the first nine months of fiscal 2023 included $25 million paid to acquire the assets of the ScrapSource business on November 18, 2022. We funded the acquisition using cash on hand and borrowings under our existing credit facilities. Cash flows from investing activities in the first nine months of fiscal 2023 also included proceeds of $8 million representing the portion of advance payments from insurers deemed a recovery of capital purchases incurred for repair and replacement of damaged property arising from the December 2021 Everett facility shredder fire.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2024 was $136 million, compared to $74 million in the first nine months of fiscal 2023.

Cash flows from financing activities in the first nine months of fiscal 2024 included $158 million in net borrowings of debt, compared to $99 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first nine months of fiscal 2024 and 2023 included $5 million and $8 million, respectively, for payment of employee tax withholdings resulting from vesting of share-based awards and $16 million in each period for the payment of dividends.

Debt

Our senior secured revolving credit facilities provide for revolving loans of $800 million and C$15 million, which mature in August 2027. On June 17, 2024, we and certain of our subsidiaries entered into the Fourth Amendment (the “Fourth Amendment”) to our Third Amended and Restated Credit Agreement, dated as of April 6, 2016, by and among the Company, as the U.S. Borrower, Schnitzer Steel Canada, Ltd., as the Canadian Borrower, the subsidiaries of the Company party thereto (the “Guarantors”), Bank of America N.A., as administrative agent and the other lenders party thereto (as amended prior to the Fourth Amendment, the “Existing Credit Agreement”, the Existing Credit Agreement, as amended pursuant to the Fourth Amendment, the “Amended Credit Agreement”). The principal changes to the Existing Credit Agreement effected by the Fourth Amendment are (i) the removal of the consolidated fixed charge coverage ratio for each of the fiscal quarters ending May 31, 2024 through February 28, 2025, (ii) the introduction of a minimum consolidated interest coverage ratio of 2.00 to 1.00 for the fiscal quarter ending May 31, 2024, and 1.25 to 1.00 for the fiscal quarter ending February 28, 2025, and (iii) the introduction of a minimum consolidated asset coverage ratio of 1.00 to 1.00 for each of the fiscal quarters ending May 31, 2024 through February 28, 2025.

The Fourth Amendment also revised the applicable interest rates under the facility which, starting June 17, 2024, are based, at our option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Term Canadian Overnight Repo Rate Average “CORRA” for C$ loans), plus a spread of between 1.50% and 2.50%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.50% and 1.50% based on a pricing grid tied to our consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.350% based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA.

Our obligations under our credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory, and accounts receivable. The Fourth Amendment expanded the collateral package provided to the lenders to include most other personal property and equity interests held by the Company and the Guarantors in their respective subsidiaries.

RADIUS RECYCLING, INC.

We had borrowings outstanding under our credit facilities of $390 million as of May 31, 2024 and $230 million as of August 31, 2023. The weighted average interest rate on amounts outstanding under our credit facilities was 7.17% as of both May 31, 2024 and August 31, 2023, respectively.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. Our credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the credit agreement include (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges which, for the fiscal quarters ending May 31, 2024 through February 28, 2025, has been replaced with maintenance covenants during that period requiring compliance with a minimum permitted interest coverage ratio and a minimum permitted asset coverage ratio as per the Fourth Amendment as described above, and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness.

As of May 31, 2024, we were in compliance with the applicable financial covenants under our Amended Credit Agreement. The consolidated interest coverage ratio was required to be no less than 2.00 to 1.00 and was 3.71 to 1.00 as of May 31, 2024. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.26 to 1.00 as of May 31, 2024. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.39 to 1.00 as of May 31, 2024.

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

Other debt obligations, which totaled $12 million as of each of May 31, 2024 and August 31, 2023, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $56 million for the first nine months of fiscal 2024, compared to $101 million for the prior year period. We currently plan to invest approximately $75 million to $80 million in capital expenditures in fiscal 2024. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment, infrastructure, and information technology systems, and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

RADIUS RECYCLING, INC.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $13 million in capital expenditures for environmental projects in the first nine months of fiscal 2024, and we currently plan to invest approximately $20 million for such projects in fiscal 2024. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

Dividends

On April 4, 2024, our Board of Directors declared a dividend for the third quarter of fiscal 2024 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 6, 2024.

Share Repurchase Program

As of May 31, 2024, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the third quarter of fiscal 2024.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2024, we had $7 million outstanding under these arrangements.

RADIUS RECYCLING, INC.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2023, except as follows:

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

Our quantitative impairment assessment considers both the income approach and the market approach to estimate a reporting unit’s fair value. Assumptions primarily include revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rates based on a reporting unit’s weighted average cost of capital (“WACC”), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. These estimates change from period to period based on operating results, market conditions, and other factors and could materially affect the determination of the fair value and potential goodwill impairment for each reporting unit. Our quantitative assessment is sensitive to changes in underlying estimates and assumptions including the level of margin recovery, the discount rate and terminal growth rate.

In the third quarter of fiscal 2024, we identified a triggering event that indicated that the goodwill allocated to certain of our reporting units may be impaired. For the two metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test, the estimated fair value of each reporting unit was less than its carrying amount, resulting in full impairment of the allocated goodwill and an aggregate impairment charge of $216 million.

The remaining $13 million of goodwill is carried by one reporting unit, a recycling services operation. We determined that there was no triggering event for this reporting unit.

See Note 4 - Goodwill in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further detail.

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

RADIUS RECYCLING, INC.

The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2024	August 31, 2023
Short-term borrowings	$5,734	$5,813
Long-term debt, net of current maturities	405,514	243,579
Total debt	411,248	249,392
Less cash and cash equivalents	25,189	6,032
Total debt, net of cash	$386,059	$243,360

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2024	2023
Borrowings from long-term debt	$579,500	$501,761
Repayments of long-term debt	(421,414)	(403,129)
Net borrowings (repayments) of debt	$158,086	$98,632

RADIUS RECYCLING, INC.

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

Following are reconciliations of net (loss) income to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Reconciliation of adjusted EBITDA:
Net (loss) income	$(198,511)	$13,608	$(250,320)	$324
Loss from discontinued operations, net of tax	21	233	54	78
Interest expense	7,368	5,146	17,981	13,378
Income tax (benefit) expense	(44,551)	7,221	(53,526)	676
Depreciation and amortization	24,406	22,540	72,188	66,390
Goodwill impairment charges	215,941	—	215,941	—
Restructuring charges and other exit-related activities	3,275	169	6,485	2,589
Charges for legacy environmental matters, net(1)	304	5,167	783	6,523
Amortization of cloud computing software costs(2)	237	—	564	—
Other asset impairment charges(3)	73	1,455	2,040	5,455
Business development costs	55	71	285	409
Adjusted EBITDA	$8,618	$55,610	$12,475	$95,822

Selling, general and administrative expense:
As reported	$62,100	$68,527	$187,362	$196,712
Charges for legacy environmental matters, net(3)	(304)	(5,167)	(783)	(6,523)
Business development costs	(55)	(71)	(285)	(409)
Adjusted	$61,741	$63,289	$186,294	$189,780

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
(3)
For the three months ended May 31, 2024 and 2023, other asset impairment charges included $73 thousand and $1 million, respectively, reported within “Other loss, net” on the Unaudited Condensed Consolidated Statement of Operations. For the nine months ended May 31, 2024 and 2023, asset impairment charges included $564 thousand and $5 million, respectively, reported within “Other loss, net” on the Unaudited Condensed Consolidated Statement of Operations.

RADIUS RECYCLING, INC.

Following are reconciliations of adjusted net (loss) income from continuing operations attributable to Radius shareholders and adjusted diluted (loss) earnings per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
(Loss) income from continuing operations attributable to Radius shareholders:
As reported	$(198,369)	$13,693	$(250,279)	$103
Goodwill impairment charges	215,941	—	215,941	—
Restructuring charges and other exit-related activities	3,275	169	6,485	2,589
Charges for legacy environmental matters, net(1)	304	5,167	783	6,523
Other asset impairment charges(2)	73	1,455	2,040	5,455
Business development costs	55	71	285	409
Income tax benefit allocated to adjustments(3)	(38,204)	(1,324)	(39,880)	(4,189)
Adjusted	$(16,925)	$19,231	$(64,625)	$10,890

Diluted (loss) income per share from continuing operations attributable to Radius shareholders:
As reported	$(6.97)	$0.48	$(8.82)	$—
Goodwill impairment charges, per share	7.58	—	7.61	—
Restructuring charges and other exit-related activities, per share	0.11	0.01	0.23	0.09
Charges for legacy environmental matters, net, per share(1)	0.01	0.18	0.03	0.23
Other asset impairment charges, per share(2)	—	0.05	0.07	0.19
Business development costs, per share	—	—	0.01	0.01
Income tax benefit allocated to adjustments, per share(3)	(1.34)	(0.05)	(1.40)	(0.15)
Adjusted(4)	$(0.59)	$0.67	$(2.28)	$0.38

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
(2)
For the three months ended May 31, 2024 and 2023, asset impairment charges included $73 thousand ($0.00 per share) and $1 million ($0.05 per share), respectively, reported within “Other loss, net” on the Unaudited Condensed Consolidated Statement of Operations. For the nine months ended May 31, 2024 and 2023, asset impairment charges included $564 thousand ($0.02 per share) and $5 million ($0.19 per share), respectively, reported within “Other loss, net” on the Unaudited Condensed Consolidated Statement of Operations.
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

RADIUS RECYCLING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of May 31, 2024.

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

As of May 31, 2024 and August 31, 2023, 50% and 38%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar.

RADIUS RECYCLING, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RADIUS RECYCLING, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023; and in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023. Also see Note 5 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated by reference herein, except as follows:

On June 28, 2024, the Alameda County Criminal Grand Jury returned an indictment against the Company and two operations employees alleging felony and misdemeanor environmental regulatory violations for mishandling hazardous waste, including destruction of evidence, arising from the August 2023 scrap metal fire at the Company’s Oakland, CA facility and the Company’s subsequent shredding of the burned material. We understand the indictment alleges that the post-fire shredding of burned material constituted destruction of evidence. The Company disputes the allegations. The Company asserts that it does not store or treat hazardous waste and did not destroy any evidence. The District Attorney’s office was at the Company’s facility the day the fire was extinguished, along with representatives from the California Department of Toxic Substances Control, the Bay Area Air Quality Management District and other state and federal regulatory agencies, and they found no evidence of hazardous waste. All regulators were permitted to inspect the burned scrap metal and other fire debris and take photographs and samples. The Company advised all regulators that they would start shredding the burned material later that day to eliminate any risk of further fire consistent with safety protocol and industry practice. Neither the Alameda County District Attorney nor any other regulator objected to the processing of the burned material. The Company intends to vigorously defend itself in connection with these allegations.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

On July 2, 2024, the Company announced that Richard D. Peach plans to retire from his position as the Company’s Executive Vice President and Chief Strategy Officer, effective July 2, 2024.

On July 1, 2024, the Company and Mr. Peach entered into a Consulting and Release Agreement (the “Consulting Agreement”) under which Mr. Peach will provide consulting services following his termination of employment through December 31, 2024, with respect to certain strategic projects and to help facilitate the transition of his duties and responsibilities. In consideration of Mr. Peach’s consulting services, the Company will provide Mr. Peach with continued “retirement vesting” of all of his outstanding restricted stock units, without regard to the normal limitation under his award agreements that would have limited the beneficial retirement vesting to awards that have been outstanding for at least two years. Mr. Peach’s retirement vesting benefit is contingent upon his continued compliance with certain restrictive covenants, including a 6-month noncompete following his termination of employment. The Consulting Agreement also provides that Mr. Peach will be entitled to receive a pro-rated annual bonus for the 2024 fiscal year based on the Company’s performance for the 2024 fiscal year under the Company’s FY24 Annual Incentive Compensation Plan.

RADIUS RECYCLING, INC.

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

RADIUS RECYCLING, INC.
(Registrant)

Date:	July 2, 2024	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	July 2, 2024	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer