Form 10-K
period 2024-08-31
RADIUS RECYCLING, INC.
filed 2024-10-24
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2024

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on February 29, 2024 was $525,211,295.

The registrant had 27,839,454 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of October 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the January 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RADIUS RECYCLING, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements and information included in this Annual Report on Form 10-K by Radius Recycling, Inc. (formerly Schnitzer Steel Industries, Inc.) that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Except as noted herein or as the context may otherwise require, all references to “we,” “our,” “us,” “the Company,” “Radius Recycling,” and “Radius” refer to Radius Recycling, Inc. and its consolidated subsidiaries.

Forward-looking statements in this Annual Report on Form 10-K include statements regarding future events or our expectations, intentions, beliefs, and strategies regarding the future, which may include statements regarding the impact of equipment upgrades, equipment failures, and facility damage on production, including timing of repairs and resumption of operations; the realization of insurance recoveries; the Company’s outlook, growth initiatives, or expected results or objectives, including pricing, margins, volumes, and profitability; completion of acquisitions and integration of acquired businesses; the progression and impact of investments in processing and manufacturing technology improvements and information technology systems; the impacts of supply chain disruptions, inflation, and rising interest rates; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality, and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions, and credits; the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; the impact of pandemics, epidemics, or other public health emergencies; the impact of labor shortages or increased labor costs; obligations under our retirement plans; benefits, savings, or additional costs from business realignment, cost containment, and productivity improvement programs; the potential impact of adopting new accounting pronouncements; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations, and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in Part I, Item 1A. Risk Factors of this Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the impact of goodwill impairment charges; the impact of equipment upgrades, equipment failures, and facility damage on production; failure to realize or delays in realizing expected benefits from capital and other projects, including investments in processing and manufacturing technology improvements and information technology systems; the cyclicality and impact of general economic conditions; the impact of inflation and interest rate and foreign currency fluctuations; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; increases in the relative value of the U.S. dollar; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; the impact of impairment of assets other than goodwill; the impact of pandemics, epidemics, or other public health emergencies; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; the impact of increasing attention to environmental, social, and governance matters; translation risks associated with fluctuation in foreign exchange rates; the impact of hedging transactions; inability to obtain or renew business licenses and permits; environmental compliance costs and potential environmental liabilities; increased environmental regulations and enforcement; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

1 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

PART I

ITEM 1. BUSINESS

General

On July 26, 2023, Schnitzer Steel Industries, Inc. announced its new brand and assumed name, Radius Recycling. Subsequently, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the corporate name of the Company from Schnitzer Steel Industries, Inc. to Radius Recycling, Inc. at the Annual Meeting of Shareholders held on January 30, 2024 (the “Name Change”). That same day, the Company effectuated the Name Change by filing articles of amendment of the Articles of Incorporation with the Oregon Secretary of State and amended and restated its Bylaws to reflect the Name Change.

Founded in 1906, Radius Recycling is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 53 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

Revenue-Generating Activities

We acquire, process, and recycle end-of-life (salvaged) vehicles, rail cars, home appliances, industrial machinery, manufacturing scrap, and construction and demolition scrap through our facilities. Our retail self-service auto parts stores located across the United States (“U.S.”) and Western Canada, which operate under the commercial brand-name Pick-n-Pull, procure the majority of our salvaged vehicles and sell serviceable used auto parts from these vehicles. Upon acquiring a salvaged vehicle, we remove catalytic converters, aluminum wheels, and batteries for separate processing and sale prior to placing the vehicle in our retail lot. After retail customers have removed desired parts from a vehicle, we may remove remaining major component parts containing ferrous and nonferrous metals, which are primarily sold to wholesalers. The remaining auto bodies are crushed and shipped to our metals recycling facilities where geographically practical, or sold to third parties, for shredding. At our metals recycling facilities, we process mixed and large pieces of scrap metal into smaller pieces by crushing, torching, shearing, shredding, separating, and sorting, resulting in recycled ferrous, nonferrous, and mixed metal pieces of a size, density, and metal content required by customers to meet their production needs. Each of our shredding, nonferrous processing, and separation systems is designed to optimize the recovery of valuable recycled metal.

2 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

We operate seven deepwater port locations, six of which are equipped with large-scale shredders. Our largest port facilities in Everett, Massachusetts; Portland, Oregon; Oakland, California; and Tacoma, Washington each operate a mega-shredder with 7,000 to 9,000 horsepower. Our port facilities in Salinas, Puerto Rico, and Kapolei, Hawaii operate shredders with 1,500 and 4,000 horsepower, respectively. Our port facility in Providence, Rhode Island does not operate a shredder, but exports recycled ferrous metal acquired in the regional market. In addition, we operate a 2,500-horsepower shredder at our non-port facility in Lithonia, Georgia. Our shredders are designed to provide a denser product and, in conjunction with advanced separation equipment, a more refined form of recycled ferrous metal which can be used efficiently by steel mills in the production of new steel. The shredding process reduces auto bodies and other scrap metal into fist-size pieces of shredded recycled metal. The shredded material is then carried by conveyor under magnetized drums that attract the ferrous metal and separate it from the mixed nonferrous metal and other residue, resulting in a consistent and high-quality shredded ferrous product. The mixed nonferrous metal and residue then pass through a series of additional mechanical systems designed to recover and separate the nonferrous metal from the residue. The remaining mixed nonferrous metal is then further sorted by product and size grade before being sold as joint products, which include mainly zorba (primarily aluminum), zurik (primarily stainless steel), and shredded insulated wire (primarily copper and aluminum). We sell further separated products with higher metal content such as twitch (light gauge recycled aluminum) and shredded copper and brass. We also purchase nonferrous metal directly from industrial vendors and other suppliers and aggregate and prepare this metal for shipment to customers by ship, rail, or truck.

We invest in nonferrous metal extraction and separation technologies to optimize the recovery of valuable nonferrous metal and to meet the metal purity requirements of customers. We have a major strategic initiative currently in progress and partially completed to replace, upgrade, and add to our existing nonferrous metal recovery technologies in order to increase metal recovery and the volume of nonferrous material from shredding operations, provide additional product optionality, create higher quality furnace-ready products, and reduce the metallic portion of shredder residue disposed in landfills. Our program comprises seven primary nonferrous recovery systems at our major shredder facilities. Of these systems, three are major aluminum and four are major copper recovery systems. Our initiative also includes two aluminum separation systems, one on each coast, and four copper separation systems. The construction, commissioning, and ramp up of these new technologies, including commencement of permitting approvals, began substantially in fiscal 2021, with 11 of the 13 systems operational or in the ramp-up phase as of the end of fiscal 2024, and two remaining subject to permitting. We anticipate that all currently permitted systems will reach the fully operational stage during fiscal 2025. Total capital expenditures for these projects are estimated to be approximately $140 million, of which approximately $135 million has been incurred, including $5 million during fiscal 2024.

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

We provide recycling and related services involving scrap metal and other recyclable materials to a range of customers, including large retailers, industrial manufacturers, original equipment manufacturers, and owners of end-of-life railcars. These services include primarily scrap brokerage, certified destruction, automotive parts recycling, railcar dismantling, and reverse logistics. During fiscal 2023, we expanded our recycling services operations through our acquisition of ScrapSource, a recycling services company that provides solutions for industrial companies that generate scrap metal from their manufacturing process. Also in fiscal 2023, we launched our integrated recycling services activities under our trademarked 3PRTM brand which stands for third-party recycling and encompasses all our recycling services offerings.

3 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Active Facilities

Tabular presentation of our active facilities by geographic region is as follows:

	Auto Parts Stores	Metals Recycling Facilities(1)	Total Recycling Facilities(2)	Large-Scale Shredders(3)	Deepwater Ports	Steel Facilities(4)
Northwest (WA, OR, MT)	7	8	15	2	2	1
Southwest and Hawaii (CA, NV, UT, HI)	22	7	29	2	2	1
Midwest and South (AR, IL, IN, OH, MO, KS, TX)	12	—	12	—	—	—
Northeast (MA, ME, NH, RI)	2	9	11	1	2	—
Southeast and Puerto Rico (GA, AL, TN, FL, VA, KY, MS, PR)	3	25	28	2	1	—
Western Canada (BC, AB)	4	4	8	—	—	—
Total	50	53	103	7	7	2

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

We respond to changes in selling prices for processed metal by seeking to adjust purchase prices for unprocessed scrap metal in order to manage the impact on our operating income. The spread between selling prices for processed metal and the cost of purchased scrap metal (metal spread) is subject to a number of factors, including differences in the market conditions between the domestic regions where scrap metal is acquired and the areas in the world to which the processed metals are sold, market volatility from the time the selling price is agreed upon with the customer until the time the scrap metal is purchased, changes in the availability of scrap metal including the volume generated by source and grade, and changes in transportation costs. We generally benefit from sustained periods of stable or rising recycled metal selling prices, which allow us to better maintain or increase both operating income and unprocessed scrap metal flow into our facilities. Conversely, when recycled metal selling prices decline, either sharply or for a sustained period, our operating margins typically compress.

4 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Customers and Markets

Approximately 94% of our consolidated revenues are derived from sales of recycled ferrous and nonferrous metal products and finished steel products. We sell our recycled ferrous and nonferrous metal products globally to steel mills, foundries, refineries, smelters, wholesalers, and other recycled metal processors. Our finished steel customers are primarily steel service centers, construction industry subcontractors, steel fabricators, wire drawers, and major farm and wood products suppliers. We had no external customers that accounted for 10% or more of our consolidated revenues in fiscal 2024, 2023, or 2022.

Recycled Ferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled ferrous metal sold to foreign and domestic customers, during the last three fiscal years:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Ferrous revenues
Domestic	$380,396	$408,441	$438,026	(7)%	(7)%
Foreign	1,008,147	1,031,542	1,476,229	(2)%	(30)%
Total ferrous revenues	$1,388,543	$1,439,983	$1,914,255	(4)%	(25)%
Ferrous volumes (LT, in thousands)(1)
Domestic(2)	2,051	1,952	1,806	5%	8%
Foreign	2,442	2,424	2,810	1%	(14)%
Total ferrous volumes (LT, in thousands)(3)	4,493	4,376	4,616	3%	(5)%

LT = Long Ton, which is equivalent to 2,240 pounds.

(1)
Ferrous volumes sold externally and delivered to our steel mill for finished steel production.
(2)
Domestic includes volumes delivered to our steel mill for finished steel production.
(3)
May not foot due to rounding.

We export recycled ferrous metal primarily to countries in Asia, the Mediterranean region, and the Americas. Ferrous exports made up 54%, 55%, and 61% of our total ferrous volumes in fiscal 2024, 2023, and 2022, respectively. In fiscal 2024, the three countries from which we derived our largest ferrous export revenues from external customers were Bangladesh, Turkey, and India, which collectively accounted for 85% of our total ferrous export revenues. In fiscal 2023 and 2022, the three countries from which we derived our largest ferrous export revenues from external customers accounted for 72% and 71%, respectively, of our total ferrous export revenues. We generally attribute revenues from external customers to individual countries based on the country in which the customer is located. Our three largest external recycled ferrous metal customers accounted for 35% of total ferrous revenues in fiscal 2024, compared to 23% and 22% in fiscal 2023 and 2022, respectively.

5 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Recycled Nonferrous Metal

The table below sets forth, on a revenue and volume basis, the amount of recycled nonferrous metal sold to foreign and domestic customers during the last three fiscal years:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Nonferrous revenues
Domestic	$325,251	$378,972	$480,919	(14)%	(21)%
Foreign	413,592	402,130	411,525	3%	(2)%
Total nonferrous revenues	$738,843	$781,102	$892,444	(5)%	(12)%
Nonferrous volumes (pounds, in thousands)(1)
Domestic	328,068	316,490	298,279	4%	6%
Foreign	420,110	422,447	389,140	(1)%	9%
Total nonferrous volumes (pounds, in thousands)(2)	748,178	738,937	687,419	1%	7%

(1)
All nonferrous volumes sold externally.
(2)
May not foot due to rounding.

Nonferrous exports made up 56%, 57%, and 57% of our total nonferrous sales volumes in fiscal 2024, 2023, and 2022, respectively. The substantial majority of our nonferrous joint products recovered from the shredding process are sold to the export market currently and made up 40%, 44%, and 45% of our total nonferrous sales volumes in fiscal 2024, 2023, and 2022, respectively. In fiscal 2024, the three countries from which we derived our largest nonferrous export revenues from external customers were India, Malaysia, and China, which collectively accounted for 71% of our total nonferrous export revenues. In fiscal 2023 and 2022, the three countries from which we derived our largest nonferrous export revenues from external customers accounted for 72% and 68%, respectively, of our total nonferrous export revenues.

Finished Steel Products

The table below sets forth, on a revenue and volume basis, the amount of finished steel products sold during the last three fiscal years:

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Steel revenues(1)	$439,762	$507,550	$531,731	(13)%	(5)%
Finished steel sales volumes (ST, in thousands)	509	521	465	(2)%	12%

ST = Short Ton, which is equivalent to 2,000 pounds.

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

We sell finished steel products to customers located primarily in the Western United States and Western Canada. Customers in California accounted for 50%, 53%, and 55% of our steel revenues in fiscal 2024, 2023, and 2022, respectively.

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

6 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

We sell used auto parts from our self-service retail stores. Both before and after retail customers have removed desired parts from acquired salvaged vehicles, we extract and consolidate certain valuable ferrous and nonferrous components from auto bodies for shipment by truck primarily to wholesale customers. We also remove and collect catalytic converters from salvaged vehicles for shipment by truck to specialty processors which extract the nonferrous precious metals. The salvaged auto bodies are crushed and shipped by truck to our metals recycling facilities where geographically practical, or to third-party recyclers, for shredding.

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

The supply of scrap metal from these various sources can fluctuate with the level of economic activity in the U.S. and can be sensitive to variability in recycled metal prices, particularly in the short term, as well as in costs such as labor and energy incurred by suppliers to generate scrap metal at economically viable levels. Additionally, in periods of declining or lower recycled metal prices, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. The effects of competition for supply of scrap metal, including of specific grades, can significantly impact the flow of scrap volumes into our facilities, our metal spreads, and our operating margins. Changes in economic activity in the U.S., interest rates, and inflation can also impact consumer and business behavior that can lead to fluctuations in the supply of scrap metal, including end-of-life vehicles, which impacts our processed volumes and operating margins. The supply of scrap metal can also fluctuate, to a lesser degree, due to seasonal factors, such as severe weather conditions, which can inhibit scrap metal collections at our facilities and production levels in our facilities. Severe weather conditions can also adversely impact the timing of shipments of our products, the level of manufacturing activity utilizing our products, and retail admissions at our auto parts stores.

We operate an EAF steel mill in the Western U.S. that sources substantially all its recycled metal requirements from integrated metals recycling and joint venture operations. These operations provide our steel mill a mix of recycled metal grades, which allow the mill to achieve optimum efficiency in its melting operations.

7 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Energy Supply

We require electricity to run our steel manufacturing operations, primarily its EAF. We purchase electricity under a long-term contract with McMinnville Water & Light (“MW&L”), which in turn relies on the Bonneville Power Administration. We entered into our current contract with MW&L in October 2011 that expires in September 2028. Our steel manufacturing operation also needs natural gas to operate its reheat furnace, which is used to reheat billets prior to moving them through the rolling mill. We address this demand through a natural gas agreement that obligates us at each month-end to purchase a volume of gas based on our projected needs for the immediately subsequent month on a take-or-pay basis priced using published natural gas indices. We periodically enter third-party contracts that mitigate the effect of changes in index prices on our natural gas cost for a portion of our consumption. The combined electricity and natural gas costs for our steel mill represented approximately 1% of our consolidated cost of goods sold in each of fiscal 2024, 2023, and 2022.

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

Demand for our products is cyclical in nature and sensitive to general economic conditions, structural and cyclical changes in markets, and other factors. For example, in fiscal 2024 and 2023, an environment of slower economic activity contributed to weaker market conditions for recycled ferrous metals globally, contributing to significantly lower average net selling prices compared to prior periods. We compete globally for the sale of processed recycled metal to finished steel and other metal product producers. The predominant competitive factors that impact recycled metal sales are price (including duties and shipping cost), reliability of service, product quality, the relative value of the U.S. dollar, foreign exports of low-priced finished and semi-finished steel products, and the availability and price of raw material alternatives, including recycled metal substitutes, such as pig iron, direct reduced iron, and hot briquetted iron (all three derived from iron ore), and semi-finished products, such as steel billets. Our ability to compete in certain export markets may be impacted by sanctions and trade actions, such as tariffs, quotas, and other import restrictions, and by licensing and inspection requirements. Further, our ability to sell into certain countries may be subject to product quality requirements. Such restrictions may require us to perform additional processing and packaging of certain recycled nonferrous metal products, as well as engage in increased inspection and certification activities, in order to continue selling into the affected markets.

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

Our primary domestic competitors for the sale of finished steel products include manufacturing facilities from large steel manufacturers in Arizona, Utah, and Washington. In addition to domestic competition, we compete with foreign steel producers, principally located in Asia, Canada, Mexico, and Central and South America, primarily in shorter length rebar and certain wire rod grades. The principal competitive factors in the steel market currently are price, quality, service, product availability, and the relative value of the U.S. dollar.

8 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

For more than a decade, our steel manufacturing operation, as part of a U.S. industry coalition, petitioned the U.S. Government under our international trade laws for relief in the form of antidumping and countervailing duties against wire rod and rebar products from a number of foreign countries. Many of those cases were successful, and the resulting antidumping and countervailing duty orders led to a decrease in finished steel imports into our domestic markets from the peak reached in fiscal 2016. Those antidumping and countervailing duty orders remained in effect during fiscal 2024. The duties imposed as part of these orders are periodically reassessed through the administrative review process. In addition, the U.S. Government conducts sunset reviews every five years to determine whether revocation of the orders would likely lead to resumption of dumping and subsidization and negatively impact the U.S. domestic industry. Affirmative decisions allow the orders to continue for an additional five years. During fiscal 2024, a sunset review of the antidumping duty orders covering rebar from Belarus, China, Indonesia, Latvia, Moldova, Poland and Ukraine was initiated. The results are expected to be announced in November 2024. If the final determination in any of these reviews is to revoke one or more of the orders, imports from those countries could increase which would negatively affect our results of operations, cash flows, and financial position.

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

In March 2018, the United States imposed tariffs in the amount of 25 percent and 10 percent on imports of certain steel and aluminum products, respectively. The imposition of the tariffs was the conclusion of an investigation started in April 2017 under Section 232 of the Trade Expansion Act of 1962 that allows for an exemption from normal international trade rules if imports of a product are harming national security. Currently, imports from certain countries, including Canada and Mexico, are exempt from these duties pursuant to various agreements, including quotas. The Department of Commerce also implemented an exclusion process whereby U.S. entities can request that certain products be excluded from the Section 232 tariffs. We review any exclusion requests relevant to our product line to determine whether an objection might be appropriate.

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
•
The prevention and remediation of soil and groundwater contamination, including site investigations and cleanup under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”);
•
The management, treatment, and discharge of wastewater and storm water;
•
The generation, discharge, storage, handling, transportation, and disposal of hazardous materials and secondary materials;
•
The protection of our employees’ health and safety; and
•
Climate change generally.

Environmental sustainability-related legislation and regulations have been changing rapidly in recent years, and it is likely that we will be subject to more stringent standards in the future. Legislation has been proposed in the U.S. Congress on multiple occasions to address greenhouse gas (“GHG”) emissions and global climate change. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other things, creates financial incentives intended to combat climate change, including by directly or indirectly discouraging use of oil and natural gas in favor of alternative sources of energy. We cannot predict with any certainty at this time how the climate-related measures in the IRA may affect our operations. A number of states, including states in which we have operations and facilities, have considered, are considering, or have already enacted legislation or taken executive action addressing climate change and GHG emissions, including state-level cap-and-trade programs, carbon taxes, and other requirements relating to the reduction of carbon footprints and/or GHG emissions. For example, new laws in California (i) will require companies doing business in the state with more than $1 billion in total annual revenues to annually disclose their Scope 1 and 2 GHG emissions starting in 2026 (for the prior financial year, starting on or after January 1, 2025) and their Scope 3 emissions starting in 2027 (for the prior financial year, starting on or after January 1, 2026); and/or (ii) will require companies doing business in the state with annual revenues over $500

9 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

million to biannually disclose their climate-related financial risks and the measures they have adopted to reduce and adapt to those risks. The laws are currently subject to litigation in federal court. Additionally, in March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules that will require certain climate-related disclosures including, but not limited to, capitalized costs and expenses related to severe weather events and other natural conditions subject to certain materiality thresholds, as well as Scope 1 and 2 GHG emissions disclosures. As the rules currently stand, we will be subject to such disclosure requirements no earlier than our fiscal 2026 annual filing. In April 2024, the SEC issued a voluntary stay on the rules’ effective date pending completion of the litigation.

Currently, we are required to annually report GHG emissions from our steel mill to the State of Oregon Department of Environmental Quality (“ODEQ”) and the EPA, and our operations in Oregon are subject to or may be impacted by ODEQ regulations, standards, and programs aimed at limiting GHG emissions and toxic air emissions in the state including from large stationary sources such as our steel mill and Portland metals recycling facility. The implementation of such regulations, standards, and programs and any associated costs, including any operating or capital expenditures, are uncertain, but may be material to our results of operations, cash flows, and financial position. In addition, we have and continue to incur material capital expenditures to enclose and install additional emission controls for our shredders to meet air emission standards or other regulatory requirements. See “Compliance with existing and future climate change, greenhouse gas, and other air emission laws and regulations may adversely impact our operating results” in Part I, Item 1A. Risk Factors. Our steel mill has an operating permit issued under Title V of the Clean Air Act Amendments of 1990, which governs certain air quality standards. The permit is based on an annual production capacity of approximately 950 thousand tons. In connection with the Cleaner Air Oregon program, the facility voluntarily stated its annual production would not exceed 740 thousand tons. The permit was first issued in 1998 and has since been renewed multiple times, most recently in April 2020 extending the permit through April 1, 2025. By letter dated June 22, 2023, ODEQ notified us that it intended to reopen our Title V permit for the steel mill for the purpose of incorporating the emissions of a third-party contractor that has operated on a portion of the site for decades. We have objected to such action and are engaged in discussions with ODEQ.

Federal, state, and local regulators have increased their focus on metals recycling and auto dismantling facilities that has or could lead to new or expanding regulatory requirements. For example, the California Department of Toxic Substances Control (“DTSC”) has increased its enforcement actions and sought to impose additional permitting and regulatory requirements on the metals recycling industry in the state that has resulted in increased scrutiny and could in the future further increase, operating and compliance costs and require additional capital expenditures. In addition, in July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in air emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See Part I, Item 3. Legal Proceedings of this report.

The U.S. Federal Government and state and local regulators are also emphasizing efforts to strengthen environmental compliance and enforcement, including with respect to clean-up actions under superfund and hazardous waste laws, in overburdened communities that may be disproportionately impacted by adverse health and environmental effects. On September 10, 2021, U.S. EPA Region 9 and the California Environmental Protection Agency announced a joint effort to expand environmental enforcement in overburdened California communities. These initiatives, along with new legislation and regulations, could result in increased enforcement, compliance, and clean-up costs, including increased capital expenditures, at our facilities located at or near such communities.

Although our objective is to maintain compliance with applicable environmental laws and regulations, we have, in the past, incurred liabilities, expenditures, fines, and penalties associated with violations of certain of these laws and regulations. In December 2000, for example, we were notified by the EPA that we are one of the potentially responsible parties that owns or operates, or formerly owned or operated, sites which are part of or adjacent to the Portland Harbor Superfund site (“Portland Harbor”). Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. Storm water regulation and compliance is also the subject of regulatory oversight and third-party citizen suits, and has resulted and is expected in the future to result in increased operating costs and capital expenditures.

See further discussion of Portland Harbor and other environmental-related matters in Part I, Item 1A. Risk Factors and Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

We incurred capital expenditures related to environmental projects of $21 million, $33 million, and $35 million in fiscal 2024, 2023, and 2022, respectively, and we expect to spend in the range of $30 million to $40 million on capital expenditures related to environmental projects in fiscal 2025.

10 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

11 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Human Capital Resources

Employees

We hire employees from across the United States, Puerto Rico, and Canada and have employees residing in all states, territories, and provinces in which we operate. We aim to offer a competitive compensation package and suite of benefits that align our employees with the interests of our strategic long-term growth and our customers, communities, and shareholders. As of August 31, 2024, we had 3,011 full-time employees, 724 of whom were covered by collective bargaining agreements. Of our full-time employees as of August 31, 2024, approximately 95% resided in the United States.

Engagement

We believe employee engagement contributes significantly to our operational performance, achievement of our strategic goals, and the growth and development of our employees. Our leaders sponsor and, in many cases, lead employee engagement initiatives focusing on diversity, equity, inclusion, volunteering, community involvement, and job satisfaction. In July 2024, for the fourth consecutive year, we were recognized as a certified Great Place to Work®. Achieving this prominent designation followed an all-employee Trust Index Survey process which had requested the views and beliefs of our employees.

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

•
Total Case Incident Rate (“TCIR”)
•
Days Away, Restricted, or Transferred (“DART”) Rate
•
Lost Time Incident Rate (“LTIR”)

We work continuously to improve all aspects of our health and safety performance. Our safety strategy emphasizes the prevention of serious injuries and fatalities, works toward achieving zero injuries, and empowers employees to cultivate personal safety leadership. With zero injuries as our ultimate aspiration, we are working toward a near-term goal of a 1.00 TCIR by the end of fiscal 2025 (one recordable injury per 200,000 working hours). There was a year-over-year decrease in recordable injuries and associated rates in fiscal 2024. We also observed an overall decrease in the severity and number of significant injuries. Enhanced safety engagements counterbalanced these fluctuations, increased hourly participation in workplace observations, and improved incident learning and communications practices, reflecting our commitment to ongoing safety improvement.

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

12 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

For the tenth consecutive year, we were named one of the 2024 World’s Most Ethical Companies by the Ethisphere Institute. This award is given to companies that foster a culture of ethics and transparency at every level of the company by demonstrating leadership across five key categories: ethics and compliance programs; environmental and societal impacts; culture of ethics; governance; and third party management. Through the annual process of applying for this award and analyzing our scores across all categories, we gain significant insight into current best practices and can plan and implement improvements to our Company-wide communications, training programs, and other initiatives to enhance our culture.

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate.

At October 24, 2024, the executive officers of the Company were as follows:

Name	Age	Office
Tamara L. Lundgren	67	Chairman, President and Chief Executive Officer(1)
Stefano R. Gaggini	53	Senior Vice President and Chief Financial Officer(2)
Steven G. Heiskell	55	Senior Vice President and President, Recycling Products & Services(3)
Brian Souza	55	Senior Vice President and Chief Operations Management Officer(4)
James Matthew Vaughn	52	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary(5)
Erich D. Wilson	56	Senior Vice President, Chief Human Resources Officer and Chief of Corporate Operations(6)
Erika K. Kelley	46	Vice President and Chief Accounting Officer(7)

(1)
Ms. Lundgren was appointed President and Chief Executive Officer in December 2008 and was appointed Chairman of the Board of Directors in March 2020.
(2)
Mr. Gaggini served as Vice President, Corporate Controller and Chief Accounting Officer from December 2013 until September 2018. Mr. Gaggini then served as Vice President, Deputy Chief Financial Officer and Chief Accounting Officer from September 2018 until August 2022. Mr. Gaggini was appointed to Senior Vice President and Chief Financial Officer effective September 1, 2022. Additionally, Mr. Gaggini served as Interim Chief Accounting Officer from January 31, 2024 until Ms. Kelley’s appointment effective April 8, 2024.
(3)
Mr. Heiskell served as Senior Vice President and Co-President of the Auto and Metals Recycling business from April 2015 until March 2020. Mr. Heiskell was appointed Senior Vice President and President, Recycling Products & Services in March 2020.
(4)
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
(5)
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
(7)
Ms. Kelley was appointed Vice President, Chief Accounting Officer effective April 8, 2024. Prior to joining the Company, Ms. Kelley served in various roles of increasing responsibility with Intel Corporation, a multinational technology company, since 2012, including most recently as Corporate Controller, Accounting Operations since 2022. Prior to that, Ms. Kelley served as M&A Accounting Senior Controller from 2019 until 2022.

13 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Risk Factors Relating to Our Business

Potential costs related to the environmental cleanup of Portland Harbor may be material to our financial position and liquidity

In December 2000, we were notified by the United States Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) that we are one of the potentially responsible parties (“PRPs”) that owns or operates or formerly owned or operated sites which are part of or adjacent to Portland Harbor. In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for Portland Harbor. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. Accordingly, the final cost may differ materially from that set forth in the ROD. The ROD provided only site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within Portland Harbor. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs. Except for certain early action projects in which we are not involved, remediation activities at Portland Harbor are not expected to commence for a number of years. Moreover, those activities are expected to be sequenced, and the order and timing of such sequencing has not been determined. We have joined with approximately 100 other PRPs in a voluntary process to establish an allocation of costs at Portland Harbor. We expect the next major stage of the allocation process to proceed in parallel with the remedial design process. In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. We are working with the Trustee Council to finalize an early settlement of our alleged natural resource damage liability at Portland Harbor. Our environmental liabilities as of both August 31, 2024 and 2023 included $8 million and $5 million, respectively, relating to the Portland Harbor matters described above. Because the final remedial actions have not yet been designed and there has not been a determination of the allocation among the PRPs of costs of the investigations or remedial action costs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. Among the facts being evaluated are detailed information on the history of ownership of and the nature of the uses of and activities and operations performed on each property within Portland Harbor, which are factors that will play a substantial role in determining the allocation of investigation and remedy costs among the PRPs. We have insurance policies that we believe will provide reimbursement for costs we incur for defense, remedial design, remedial action, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor. Most of these policies jointly insure us and MMGL, LLC (“MMGL”), an unaffiliated company, as the successor to a former subsidiary. We and MMGL have negotiated the settlement with certain insurers of claims against us related to Portland Harbor, continue to seek settlements with other insurers, and formed two Qualified Settlement Funds (“QSFs”) which became operative in fiscal 2020 and 2023, respectively, to hold such settlement amounts until funds are needed to pay or reimburse costs incurred

14 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Equipment upgrades, equipment failures, and facility damage may lead to production curtailments or shutdowns

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces, and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or events. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as mechanical failures, fires, earthquakes, accidents, or violent weather conditions. For instance, although the impact on our operations as a result of natural disasters has not been significant to date, certain of our facilities in Puerto Rico have experienced damage due to hurricanes, including as a result of Hurricane Fiona in September 2022, and certain facilities in California, Oregon, and Washington were briefly closed in September 2020 due to poor air quality as a result of wildfires. Additionally, we experienced a fire at our Cascade Steel Rolling Mills in McMinnville, Oregon in May 2021 as well as at our metals recycling facility in Everett, Massachusetts in December 2021. While we carry insurance that applies to the repair and replacement of property that experienced physical loss or damage and business income losses resulting from events such as these two fires, as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our insurance coverage is subject to deductibles, and various conditions, exclusions, and limits. Moreover, our insurance coverage may be unavailable or insufficient to protect us against losses in the case of future events. In addition, insurance may not continue to be available in the future on acceptable terms or at acceptable costs. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events also could disrupt customer and supplier relationships and could have a material adverse effect on our financial condition, results of operations, and cash flows.

Failure to realize or delays in realizing expected benefits from capital projects, including investments in processing and manufacturing technology improvements and information technology systems, may impact our financial condition, operating results, and cash flows

We may engage in capital projects based on the forecasted project economics, political and regulatory environments, and the expected return on the capital to be employed in the project. Large-scale projects may take many years to complete, during which time the political and regulatory environment or other market conditions may change from our forecast. For example, we make significant investments in processing and manufacturing technology improvements and other information technology systems aimed at increasing the efficiency and capabilities of our businesses and to maximize our economies of scale. Completion of and realization of the benefits from such improvements may be subject to many factors including, but not limited to, permitting, construction, equipment delivery, commissioning and ramp up, environmental compliance, and technology performance risks, some of which are outside our control and could result in further delays in such projects or require us to incur additional costs. Vendors may be unable to deliver on their commitments and permitting agencies may be delayed in issuing necessary permits which can cause construction, commissioning, and ramp-up time to take significantly longer than expected. For example, we have continued to experience delays in construction activities and equipment deliveries, commissioning and ramp-up times related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures and in the timing of realization of the anticipated benefits of the technology improvements. Failure to realize or delays in realizing the anticipated benefits and to generate adequate returns on such capital projects may have a material adverse effect on our financial condition, results of operations, and cash flows.

15 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition, and cash flows

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, the effects of inflation, changes in interest rates, and foreign currency exchange fluctuations. For example, in fiscal 2023 and 2024 higher inflation impacted our operating costs, including, but not limited to, employee compensation costs and certain costs of production. Increasing interest rates, both domestically and internationally, could lead to slowdowns in global investment and production, resulting in reduced generation of scrap and decreased demand for our products. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition, and cash flows.

Changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions may adversely affect our operating results, financial condition, and cash flows

We generate a substantial portion of our revenues from sales to customers located outside the U.S., including countries in Asia, the Mediterranean region, and North, Central, and South America. In each of the last three years, exports comprised approximately 54% to 61% of our ferrous sales volumes and 56% to 57% of our nonferrous sales volumes. Our ability to sell our products profitably, or at all, into international markets is subject to a number of risks including adverse impacts of political, economic, military, terrorist, or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs, or other protectionist trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. Economic and geopolitical instability, including as a result of military conflict, could give rise to turmoil in markets that could have an impact on our business. The occurrence of such events and conditions may adversely affect our operating results, financial condition, and cash flows. For example, tariffs and import license requirements and quotas have been in place for several years in multiple jurisdictions, including China. Our ability to navigate these tariffs and restrictions is critical to our business and any changes or expansion in these tariffs and restrictions could adversely impact our business or results of operations. In addition, changing conditions in global markets may contribute to concentration in one or more of our country destinations. For example, in fiscal 2024, Bangladesh, Turkey and India comprised 85% of our ferrous export sales.

In March 2018, the U.S. imposed a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. Currently, imports from certain countries, including Canada and Mexico, are exempt from these duties pursuant to various agreements, including quotas. In response to a surge of imports of steel products from Mexico and a concern that third countries were circumventing the Section 232 tariffs by sending semi-finished steel to Mexico for further processing, the U.S. reimposed Section 232 tariffs on imports of Mexican steel that is not melted and poured in North America. In addition to the country exclusions, the U.S. Department of Commerce is managing a process where importers may request exclusion of specific products from the Section 232 tariffs, and interested domestic producers can object to the exclusion requests. There have been multiple legal challenges to the Section 232 actions in U.S. courts and the World Trade Organization. To date, the duties remain in place. These tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may impose trade measures on other U.S. goods in the future. For example, China has imposed a series of retaliatory tariffs on certain U.S. products, including a 25 percent tariff on all grades of U.S. scrap and an additional 25 percent tariff on U.S. aluminum scrap. These tariffs and other trade actions could result in a decrease in international steel demand and negatively impact demand for our products, which would adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of the trade actions on our operations or results remains uncertain, but this impact could be material.

Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products

A significant portion of our recycled metal revenues is generated from sales to foreign customers, which are denominated in U.S. dollars. At times during our 2023 and 2024 fiscal years, the U.S. dollar strengthened relative to other world currencies. A strengthening U.S. dollar makes our products more expensive for non-U.S. customers, which may negatively impact our export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products thereby reducing demand for our products.

16 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales and adversely impact our margins

Our businesses require certain materials that are sourced from third-party suppliers. Although the synergies from our integrated operations allow us to be our own source for some raw materials, particularly with respect to recycled metal for our steel manufacturing operations, we rely on other suppliers for most of our raw material and other input needs, including inputs to steel production such as graphite electrodes, alloys, and other required consumables. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material and other input costs, and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower recycled metal prices, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. The effects of competition for supply of scrap metal, including of specific grades, can significantly impact the flow of scrap volumes into our facilities, our metal spreads, and our operating margins. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. For instance, in fiscal 2023 and continuing into fiscal 2024, a slowdown in economic growth in the U.S., coupled with rising interest rates and inflation, led consumers and businesses to hold on to vehicles longer, constraining the supply of scrap metal including end-of-life vehicles, which resulted in significantly reduced processed volumes. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity or consolidation in the metal recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of recyclable material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles, including due to increasing trends over time in the proportion of electric vehicles sold to total vehicles sold, the pace of and the auto recycling industry response to which are uncertain, could adversely impact our ability to attract customers and charge admission fees and reduce parts sales at our auto parts stores. Failure to obtain raw materials and other inputs to steel production, such as graphite electrodes, alloys, and other required consumables, could adversely impact our ability to make steel to the specifications of our customers.

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

Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products

Economic expansions and contractions in global economies can result in supply and demand imbalances in the global steel industry that can significantly affect the price of commodities used and sold by our business, as well as the price of and demand for finished steel products. In a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect free market conditions. In fiscal 2023 and increasingly in 2024, as well as in the past, overcapacity and excess steel production in these foreign countries resulted in the export of aggressively priced semi-finished and finished steel products. This led to disruptions in steel-making operations within other countries, negatively impacting demand for our recycled metal products used by EAF mills globally as their primary feedstock. Further, the import of foreign steel products into the U.S. at similarly aggressive prices have in the past adversely impacted finished steel sales prices and sales volumes. Existing or new trade laws and regulations may cause or be inadequate to prevent disadvantageous trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict or impose duties on the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, global demand for our recycled metal products could decline and imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for our recycled metal products and finished steel products.

17 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Reliance on third-party shipping companies may restrict our ability to ship our products

We significantly rely on third parties to handle and transport raw materials to our production facilities and products to customers. Despite our practice of utilizing a diversified group of suppliers of transportation, factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability, carrier bankruptcy, labor shortages, shipping industry consolidation, and disruptions in transportation routes and infrastructure, may adversely impact our ability to ship our products and our operating margins. These impacts could include delays or other disruptions in shipments in transit, including as a result of congested seaports and travel routes, or third-party shipping companies increasing their charges for transportation services or otherwise reducing or eliminating the availability of their containers, vehicles, rail cars, barges, or ships. For example, during fiscal 2022, worldwide demand for logistical services increased sharply, which led to a global shortage of available shipping containers, congested seaports, and higher freight rates, impacting the timing of certain shipments and resulting in reductions in sales volumes of certain products. The delays in container shipping for U.S. exports were exacerbated by the backlog of containerized imports at U.S. seaports. While we aim to pass on the majority of shipping and related charges to our customers, there can be no assurance that we will be able to do so into the future. As a result, we may not be able to transport our products in a timely and cost-effective manner, which could have a material adverse effect on our financial condition and results of operations and may harm our reputation.

18 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

The agreement governing our bank credit facilities imposes certain restrictions on our business and contains financial covenants

Our secured bank credit facilities contain certain restrictions on our business which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. These restrictions may affect our ability to operate our business or execute our strategy and may limit our ability to take advantage of potential business opportunities as they arise. Our bank credit agreement also requires that we maintain certain financial and other covenants. Our ability to comply with these covenants may also be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Our failure to comply with any of these restrictions or financial covenants could result in an event of default under the bank credit agreement and permit our lenders to cease lending to us and declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. This could require us to refinance our bank facilities, which we may not be able to do at terms acceptable to us, or at all.

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

Impairment of goodwill, long-lived and other assets may adversely affect our operating results

Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value of an asset group is not recoverable because it exceeds our estimate of future undiscounted cash flows from the use and eventual disposition of the operations related to the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value. Our goodwill is subject to an impairment assessment annually, and when certain triggering events or circumstances indicate that its carrying value may be impaired. The results of these tests for potential impairment, as well as the number and frequency of identified triggering events indicating potential impairment, may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If, as a result of an impairment test, we determine that the fair value of any of our long-lived asset groups or our goodwill is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations. In addition to goodwill and long-lived assets, we carry other assets on our balance sheet that are subject to impairment testing and potential loss recognition in accordance with applicable accounting standards. These other assets include, but are not limited to, investments in the equity of unconsolidated entities, assets held for sale, and assets abandoned either before or after they are placed in service. Impairment of long-lived and other assets, if incurred in the future, could have a material adverse effect on our results of operations.

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

Inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives may adversely impact our operating results

During the past several years, we implemented a number of productivity improvement, cost savings, and restructuring initiatives designed to reduce operating expenses and improve profitability and to achieve further integration and synergistic cost efficiencies in our operating platform. These initiatives included implementing productivity initiatives to increase production efficiency and material

19 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

recovery, reducing certain operating expenses through headcount reductions, reducing organizational layers, consolidating shared service functions, savings from procurement activities, streamlining of administrative and supporting services functions, other non-headcount measures, and idling underutilized assets and closing facilities to more closely align our business to market conditions. For example, during the first and second quarters of fiscal 2024, we announced and began implementing productivity and cost reduction initiatives with a targeted annual benefit of approximately $70 million. These initiatives aim to improve profitability through a combination of increased yields, efficiencies in processing, procurement, and pricing, and reduced costs including from headcount reductions, decreased lease costs, professional and outside services, and implementation of operational efficiencies. We may undertake similar or additional productivity initiatives in the future in the normal course or in response to market conditions. Our ability to achieve or sustain the anticipated cost reductions and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We have incurred, and may incur in the future, restructuring charges and other exit-related activities as a result of such initiatives. Failure to achieve or sustain the expected cost reductions and other benefits related to these productivity improvements, cost savings, and restructuring initiatives could have a material adverse effect on our results of operations and cash flows.

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

Changing economic conditions may result in customers not fulfilling their contractual obligations

We enter into export ferrous sales contracts preceded by negotiations that include fixing price, quantity, shipping terms, and other contractual terms. Upon finalization of these terms and satisfactory completion of other contractual contingencies, the customer typically opens a letter of credit to satisfy its payment obligation under the contract prior to our shipment of the cargo. In times of changing economic conditions, including during periods of sharply falling recycled metal prices and global financial instability, there is an increased risk that customers may not be willing or able to fulfill their contractual obligations or open letters of credit. As of August 31, 2024 and 2023, 28% and 38%, respectively, of our accounts receivable balance were covered by letters of credit. In addition, in higher or rising commodity price environments and during periods of challenging global macroeconomic and steel industry conditions, we have experienced proportionately lower credit insurance coverage of applicable customer credit limits, which may increase our exposure to customer credit risk.

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

20 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

We may not realize our deferred tax assets in the future

The assessment of recoverability of our deferred tax assets is based on an evaluation of existing positive and negative evidence as to whether it is more-likely-than-not that they will be realized. If negative evidence outweighs positive evidence, a valuation allowance is required. Factors that may result in a valuation allowance include significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income, adverse changes in laws or regulations, and a variety of other factors. Recording a valuation allowance could have a material adverse impact on our results of operations and financial condition. In the past, we have recorded significant valuation allowances against our deferred tax assets. Deferred tax assets may require further valuation allowances if it is not more-likely-than-not that the deferred tax assets will be realized. See Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further detail on valuation allowances.

Tax increases and changes in tax rules may adversely affect our financial results

As a company conducting business on a global basis with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, local, and foreign tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. For example, a new gross revenue tax has been proposed in the State of Oregon, which, if enacted, could result in increased tax burden independent of reduced profitability due to market conditions. The proposed change reflects a broader trend of jurisdictions seeking to increase tax revenue from corporations. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

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

21 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

22 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Risk Factors Relating to the Regulatory Environment

Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate

We conduct certain aspects of our operations subject to licenses, permits, and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including metal recycling and auto parts facilities. Increased permitting requirements could require substantial additional capital expenditures, impose financial assurance obligations, subject us to increased compliance and penalty risks, severely limit operational flexibility, and increase operating costs, or adversely impact our ability to acquire or sell materials. Increased focus on strengthening environmental compliance and enforcement in overburdened communities that may be disproportionately impacted by adverse health and environmental effects may impact our ability to obtain or renew licenses and permits for facilities in or near such communities. In addition, changes in zoning and increased residential and mixed-use development near our facilities are reducing the buffer zones and creating land use conflicts with heavy industrial uses such as ours. This could result in increased complaints, increased inspections and enforcement including fines and penalties, operating restrictions, the need for additional capital expenditures, and increased opposition to maintaining or renewing required approvals, licenses, and permits. In addition, waste products from our operations are subject to classification and regulations that, among other things, determine how such materials may be handled, stored, transported, and disposed. Failure to obtain or maintain regulatory permits, approvals, or exemptions for such waste could materially increase our costs or limit our operations. For example, in fiscal 2022, as a result of court orders and regulatory changes, we were required at times to transport shredder waste from our Oakland facility out of state for disposal at increased costs. See Part I, Item 3. Legal Proceedings. As an additional example, our Bay Area Air Quality Management District (“BAAQMD”) permit to operate currently limits the number of ships that may call at our Oakland, California facility to 26 ships per year. In July 2018, we applied for a modification of such permit to increase the number of annual ship calls to 32 per year. BAAQMD has not acted on our permit modification request but, in the interim, had routinely issued annual Compliance and Settlement Agreements (“CSA”) to permit 32 ship calls in each year. In October 2022, however, BAAQMD declined to renew the CSA for 2022, following which we applied for and obtained a short-term variance authorizing the 32 ship calls in calendar year 2022. Unless we are able to operate within the current 26 ship call limit in any given calendar year, we will need to apply for a similar variance. Failure to obtain such a variance in the future could have a material adverse effect on our financial condition and results of operations due to the reduced marine shipments, and lost profits related thereto. Additionally, by letter dated June 22, 2023, ODEQ notified the Company that it intended to reopen the Company’s Title V permit at the steel mill for purposes of incorporating the emissions of a third-party contractor that has operated on a portion of the site for decades. We have objected to such action and are engaged in discussions with ODEQ.

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
•
Employee health and safety; and
•
Climate change generally.

23 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

We have seen an increased focus by federal, state, and local regulators on metals recycling and auto dismantling facilities and new or expanding regulatory requirements. For example, the DTSC has increased its enforcement actions and sought to impose additional permitting and regulatory requirements on the metals recycling industry in the state that has resulted in and could in the future increase operating and compliance costs and require additional capital expenditures. In addition, in July 2021, the EPA issued an enforcement alert reflecting a national enforcement initiative in conjunction with state regulators focused on Clean Air Act compliance at metal recycling facilities that operate auto and scrap metal shredders. While we believe we are an industry leader in air emission controls and have been working with state and local regulators on compliance and permitting matters, we have in the past and may in the future be subject to enforcement actions or litigation by regulators or private parties that could result in additional penalties, compliance requirements, or capital investments. See Part I, Item 3. Legal Proceedings of this report.

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

24 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

25 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Our cybersecurity program has been designed to protect our organization's sensitive information, mitigate cyber threats, and ensure our critical assets’ confidentiality, integrity, and availability even as the threat landscape evolves. This is accomplished by a layered security approach through implementing security measures across various levels of our people, systems, and infrastructure with leading-edge cybersecurity tools combined with a 24/7 Security Operations Center and advanced vulnerability and incident management capabilities. Our safeguards also include employee training and awareness programs around phishing, malware, and other cybersecurity risks.

Cybersecurity is recognized as a top enterprise risk and the IT Risk Management (“ITRM”) program is an integral component of our enterprise risk management (“ERM”) program. Protection of the Company’s informational assets is managed by a comprehensive, multi-layer strategy, modeled on the National Institute of Standards and Technology (“NIST”) cybersecurity framework, and combines technology, services, policies, and user education to mitigate cyber risks. We have instituted Acceptable Use, Information Security, and Vendor Risk policies and procedures, which support our efforts to protect employees and contractors, while ensuring that we partner with responsible vendors who also invest in effective cybersecurity practices. Where appropriate, we engage external experts in different capacities to assist in our assessment, identification, and management of risks from cybersecurity threats. Our relationships with these external partners enable us to leverage their expertise to continually strengthen our programs and procedures.

Our ITRM program also includes processes to identify, assess and oversee risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

In the event of a cybersecurity incident, we have an established incident response plan that requires prompt notification of the CEO and the Information Security and Privacy Executive Committee (“ISPEC”). The CEO and the ISPEC oversee the process for assessing the impacts of incidents, monitoring our mitigation and remediation efforts, and complying with any relevant laws and regulations.

To date, we have not identified any material risks from cybersecurity threats, including as a result of any cybersecurity incident, which have materially affected, or are reasonably likely to materially affect, us, our business strategy, our results of operations, or our financial condition. As discussed more fully under “Item 1A. Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions the Company takes to reduce the risk of cyber incidents and protect its systems and information may be insufficient. See “Item 1A. Risk Factors, One or more cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation” above for more information.

Governance

Our Board of Directors has overall oversight responsibility for our ERM program, including oversight of cybersecurity risk management. The Board administers its risk oversight function through the full Board and its standing committees. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks and implement processes and programs to manage such risks and mitigate cybersecurity incidents. Management, including the Chief Information Officer (“CIO”), updates the Audit Committee on at least an annual basis regarding our cybersecurity programs and material cybersecurity risks and mitigation strategies. In addition, we have a standardized incident response process that establishes procedures for timely escalation and notification to the ISPEC and other members of senior management.

Our CIO, with oversight by the ISPEC, is responsible for managing the Company’s digital infrastructure, systems, and services and ensuring the confidentiality, integrity, and availability of information stored and processed using those systems. Our CIO has more than 30 years of IT and cybersecurity experience and oversees a team of dedicated cybersecurity personnel with various experience and certifications in information security and cybersecurity.

Our internal compliance organization, through its involvement in the ISPEC, the Enterprise Compliance Counsel (“ECC”) and Internal Audit Department, works closely with our cybersecurity team in assessing and managing our cybersecurity risk.

The ISPEC provides comprehensive strategic guidance, coordination, and oversight of the Company’s information security and privacy programs and governance, including the Cybersecurity Program, Data Privacy Program, Information Technology Policies, and data breach and cyber incident testing, plans, and operational response. The ISPEC meets quarterly and is co-chaired by the CIO and Assistant General Counsel, Legal, Chief Privacy Officer and Deputy Chief Compliance Officer. The ECC oversees key risk areas, which include IT and Cyber. The CIO is a key risk owner for the IT and cybersecurity domain and works with the ECC to effectively mitigate compliance risk within our functional regulatory area. This council meets quarterly and is chaired by the SVP General Counsel & Chief Compliance Officer and Assistant General Counsel, Legal, Chief Privacy Officer and Deputy Chief Compliance Officer.

26 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

ITEM 2. PROPERTIES

Our facilities and administrative offices by division, type and location were as follows as of August 31, 2024:

		Number of Facilities
Type	Location	Owned(1)			Leased
Administrative Offices	California	—			1
	New Jersey	—			1
	Oregon	—			1
	Rhode Island	—			1
Auto Parts Stores	Alberta, Canada	—			3
	Arkansas	—			1
	British Columbia, Canada	—			1
	California(2)	3			16
	Florida	—			1
	Georgia	1			—
	Illinois	—			1
	Indiana	1			—
	Kansas	—			1
	Missouri	1			3
	Nevada	—			2
	Ohio	—			1
	Oregon	—			2
	Rhode Island	2			—
	Texas	—			3
	Utah	—			1
	Virginia	—			1
	Washington	1			4
Metals Recycling	Alabama	3			—
	British Columbia, Canada	—			4
	California	4	[A]	[B]	—
	Georgia	10	[B]		—
	Hawaii	1	[A]	[B]	1
	Kentucky	3			1
	Maine	2			—
	Massachusetts	2	[A]	[B]	1
	Mississippi	3			—
	Montana	1			—
	Nevada	—			1
	New Hampshire	2			—
	Oregon	4	[A]	[B]	—
	Puerto Rico	1	[A]	[B]	2
	Rhode Island	1			1	[A]
	Tennessee	1			1
	Washington	3	[A]	[B]	—
Steel Mill	Oregon	1			—
Steel Distribution	California	1			—
Recycling Services	Texas	—			1
	Total Operating Facilities and Administrative Offices	52			58

[A] Operation includes a deepwater port. Puerto Rico and Hawaii operations access deepwater ports through public docks.

[B] Includes large-scale shredding operations.

(1)
Includes facilities that are primarily owned where an adjacent or supplementary parcel of the site is leased.
(2)
Three sites are jointly owned with minority interest partners.

27 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

On February 23, 2021, the DTSC issued a corrective action enforcement order with respect to our metal recycling facility in Oakland, California that would require us to submit a current conditions report, to undertake a facilities investigation, risk assessment, a corrective measures study, and to implement corrective measures selected by the DTSC based on those assessments and studies. We dispute DTSC’s alleged jurisdictional basis for the order, as well as the scope of work required by the order, which we believe is unwarranted and duplicative of ongoing assessments being conducted under the oversight of another state agency. We have filed a notice of defense that by law stays the effectiveness of the order and are challenging the order through the DTSC administrative process.

In addition, the DTSC issued a similar corrective action enforcement order on March 18, 2021 with respect to our metal recycling facility in Fresno, California based on inspections conducted by the DTSC in 2013. That 2013 inspection resulted in the issuance of a Summary of Violations in 2015 setting forth a number of alleged violations relating to hazardous waste management requirements. While we disputed the alleged violations, we engaged in settlement discussions that resulted in a tentative agreement in April 2018 to settle the matter for $490 thousand, of which $368 thousand was to be paid as a civil penalty and $122 thousand was to be paid as reimbursement for agency investigation and enforcement costs. However, the parties were not able to reach agreement on the injunctive terms of the settlement agreement, and the California Office of the Attorney General (“COAG”), on behalf of DTSC, filed suit in the Superior Court of the State of California, County of Fresno on June 25, 2020 against Schnitzer Fresno, Inc., a wholly-owned subsidiary, which operates the facility, seeking a permanent injunction and civil penalties. Ultimately, this case was settled by entry of a Stipulated Judgment on January 18, 2023. The settlement terms include payment of a penalty of $525 thousand, specified injunctive relief requirements, and completion of site investigation and remediation requirements depending on the outcome of the investigation and risk assessment.

In January 2020, the USEPA issued a Notice of Violation (“NOV”) based on its evaluation of data requested during a June 2019 inspection at our facility in Oakland, California alleging the same violation of a Bay Area Air Quality Management District (“BAAQMD”) air emissions rule that was the subject of a Compliance and Settlement Agreement (“CSA”) with BAAQMD that was executed as of September 22, 2020 and also alleging violations of Title V Major Source permitting requirements based on source testing results of the recently enclosed shredder. The CSA required the installation of new emission controls for volatile organic compounds (“VOCs”), the payment of a civil penalty and excess emissions fees totaling $400 thousand, and the provision of certain VOC offsets. The Company timely filed an application for a Title V Major Source Permit and simultaneously filed an application for Synthetic Minor Operating Permit based on the proposed installation of Regenerative Thermal Oxidizers and acid gas scrubbers (“RTOs”). The Company maintains that the timely filing of a Title V Major Source permit application constitutes compliance with Title V Major Source rules and that USEPA’s Title V non-compliance allegations are erroneous. The Company conveyed that position to USEPA and provided USEPA with documentation requested by USEPA confirming our position. The Company also advised USEPA that we had already submitted an application to the BAAQMD for an Authority to Construct the RTOs. To date, USEPA has taken no further action relating to the NOV. In addition, the Company has completed installation of new VOC emissions controls that have achieved compliance with the BAAQMD emissions rule and reduced emissions below applicable Title V thresholds. Accordingly, the Company does not believe that federal enforcement of the BAAQMD rule or Title V permitting requirements is warranted and believes this matter has been concluded.

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

28 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

volatile organic compound controls at both facilities, and included information on the permit applications that had been submitted in connection with the enclosure and emission control projects. The Company does not believe that any enforcement action is warranted in this matter. ODEQ issued a separate information request for the Portland facility on December 8, 2022, and EPA transmitted a letter to the Company on December 20, 2022, indicating that ODEQ would assume lead agency status for potential enforcement. We responded to the ODEQ information request on January 12, 2023, and submitted additional information on April 13, 2023. On November 6, 2023, Radius and ODEQ signed a Mutual Agreement and Order (“MAO”) to resolve ODEQ’s enforcement concerns, allow operation of the emission controls upon their November 2023 completion, describe the necessary steps for issuance of the facility air permit, define terms for later entry into the CAO toxics review program, and provide for a financial penalty of $100 thousand and contribution of $400 thousand to a supplemental environmental project. Accordingly, the Company believes this matter has been concluded.

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

On August 5, 2020, The Athletics Investment Group LLC (“A’s”) filed an action in the California Superior Court for the County of Alameda against the DTSC as Respondent and the Company as Real Party in Interest, seeking rescission of the “f letter” pursuant to which DTSC classified treated shredder waste from the Company’s metal shredding facility in Oakland, California as a “nonhazardous waste” which among other things permits its use as alternative daily cover at municipal landfills. Pursuant to determinations under section 66260.200(f) of the state hazardous waste regulations issued in 1988 and 1989 (the “f letters”), the DTSC determined that treated shredder waste from the Company’s facility does not pose a significant hazard to human health, safety, or the environment. The Superior Court on April 16, 2021 issued an order and writ of mandate commanding the DTSC within 30 days to rescind the Company’s “f letters” concluding that, under a law enacted by the legislature in 2014, the DTSC had a mandatory duty to rescind the “f letters.” The Superior Court reached this decision despite a determination by DTSC in 2018 pursuant to the 2014 statute reconfirming that treated shredder residue does not need to be managed as a hazardous waste in order to protect human health, safety, or the environment. Following the lifting of an initial stay of that order, DTSC rescinded the Company’s “f letters” on November 29, 2021. As a result of the April 16, 2021 Superior Court order and subsequent orders by the same Superior Court, the Company at times was required to transport its shredder waste out of state for disposal at increased costs. The Company filed notices of appeal of the Superior Court's orders, and on September 30, 2022 the California State Court of Appeals, First Appellate District, Division Three reversed the April 16, 2021 Superior Court order, holding that the statute does not impose a mandatory duty on DTSC to rescind the Company’s “f letters” and that DTSC could continue to regulate metal shredder waste through statutorily compliant “f letters” since DTSC’s analysis confirmed this waste need not be classified as hazardous to protect human health and the environment. DTSC subsequently agreed to an alternative treatment standard for the shredder waste under an existing statutory exclusion, which allowed the Company to cease transporting its shredder waste out of state. Following the California Supreme Court’s denial of review of the Court of Appeals’ decision, the Company immediately sought reinstatement of its “f letters.” On April 3, 2023, the Company received confirmation from DTSC that the “f letters” are in effect, subject to certain conditions.

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

29 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

BAAQMD to revoke the Company’s Permit to Operate for the Oakland facility. On June 3, 2022, the BAAQMD removed this action to the United States District Court, Northern District of California where the A’s had previously filed an action against the Company on July 7, 2021 raising substantially similar issues under the federal Clean Air Act’s citizen suit provision alleging violations by the Oakland facility of the federal Clean Air Act and permit conditions and seeking declaratory and injunctive relief (the “CAA Case”). The A’s recently disclosed that they were also seeking up to approximately $183 million in fines in the CAA Case, which claims the Company denies. The Company has vigorously defended against the claims asserted in the CAA Case, which is currently set for trial commencing November 12, 2024. The BAAQMD Case was remanded back to Alameda Superior Court on October 7, 2022, and no schedule has yet been established for that case.

On March 30, 2022, September 8, 2022, and July 31, 2023, the Company received letters from the COAG alleging violations of the Stipulation for Entry of Final Judgment and Order on Consent (“Consent Order”) issued by the Superior Court of the State of California, County of Alameda in February 2021 that was entered into with the Alameda County District Attorney, DTSC and COAG to settle certain alleged violations of environmental requirements at our Oakland metals recycling facility. The letters demand that the Company take additional measures to address the off-site release and deposition of light fibrous material (“LFM”). The Company does not believe that it is in violation of the Consent Order and has detailed the additional control measures that the Company has implemented and continues to implement to reduce the potential for releases of LFM from its Oakland facility. The Company is in continuing discussions with the COAG, the Alameda County District Attorney’s office, and DTSC regarding this matter and does not believe that further enforcement action is warranted. To date, no formal action has been taken to enforce the Consent Order.

In January 2024, the BAAQMD notified the Company that it wished to enter into a settlement agreement with the Company relating to certain start-up issues associated with the RTOs at our Oakland metal recycling facility. The scope of the proposed settlement was subsequently expanded to include certain alleged violations of vapor control requirements at one of the Company’s auto dismantling facilities in the Bay Area. The Company disputes certain of the alleged violations but is in discussion with the BAAMQD in an effort to settle the matter. Effective as of October 16, 2024, the Company and the BAAQMD resolved this matter upon the Company’s agreement to pay a civil penalty in the amount of $575 thousand.

On April 26, 2024, the Company received a letter from the COAG summarizing a number of alleged violations of the state hazardous waste regulations at our metal recycling facility in Oakland, which arose out of an inspection by DTSC in May 2022. The COAG’s letter also alleged violations of the hazardous waste regulation in conjunction with certain fires that occurred at the facility in 2018, 2020 and 2023. The Company disputes many of the alleged violations but is in discussion with DTSC and COAG regarding settlement of the alleged violations, other than those relating to the fires. Such settlement is not expected to be material to the consolidated financial statements. Further discussion of the alleged violations relating to fires has been deferred pending resolution of the Alameda County Criminal Grand Jury matter described below.

On June 28, 2024, the Alameda County Criminal Grand Jury returned an indictment against the Company and two operations employees alleging felony and misdemeanor environmental regulatory violations for mishandling hazardous waste, including destruction of evidence, arising from the August 2023 scrap metal fire at the Company’s Oakland, CA facility and the Company’s subsequent shredding of the burned material. The indictment alleges that the post-fire shredding of burned material constituted destruction of evidence. The Company disputes the allegations. The Company asserts that it does not store or treat hazardous waste and did not destroy any evidence. The District Attorney’s office was at the Company’s facility the day the fire was extinguished, along with representatives from the DTSC, the BAAQMD and other state and federal regulatory agencies, and they found no evidence of hazardous waste. All regulators were permitted to inspect the burned scrap metal and other fire debris and take photographs and samples. The Company advised all regulators that they would start shredding the burned material later that day to eliminate any risk of further fire consistent with safety protocol and industry practice. Neither the Alameda County District Attorney nor any other regulator objected to the processing of the burned material. The Company intends to vigorously defend itself in connection with these allegations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

30 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol RDUS (SCHN prior to September 1, 2023). There were 134 holders of record of Class A common stock on October 22, 2024. Our Class A common stock has been trading since November 16, 1993. There was one holder of record of Class B common stock on October 22, 2024. Our Class B common stock is not publicly traded.

We declared our 122nd consecutive quarterly dividend in the fourth quarter of fiscal 2024. The payment of future dividends is subject to approval by our Board of Directors and continued compliance with the terms of our credit agreement. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for further discussion of our credit agreement.

Issuer Purchases of Equity Securities

Pursuant to a share repurchase program as amended in 2001, 2006, and 2008, our Board of Directors had previously authorized the repurchase of up to nine million shares of our Class A common stock when management deems such repurchases to be appropriate. On June 27, 2022, our Board of Directors authorized a new share repurchase program of up to an additional three million shares of our Class A common stock. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other factors, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase our common stock in fiscal 2024 or 2023. We repurchased approximately 944 thousand shares for a total of $34 million in open-market transactions in fiscal 2022. As of August 31, 2024, there were approximately 2.8 million shares available for repurchase under the program.

The share repurchase program does not require us to acquire any specific number of shares, and we may suspend, extend, or terminate the program at any time without prior notice, and the program may be executed through open-market purchases, privately negotiated transactions, or utilizing Rule 10b5-1 programs.

31 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Performance Graph

The following graph and related information compare cumulative total shareholder return on our Class A common stock for the five-year period from September 1, 2019 through August 31, 2024, with the cumulative total return for the same period of (i) the S&P 500 Steel Index and (ii) the S&P 600 Metals & Mining Index. These comparisons assume an investment of $100 at the commencement of the five-year period and that all dividends are reinvested. The stock performance outlined in the performance graph below is not necessarily indicative of our future performance, and we do not endorse any predictions as to future stock performance.

Cumulative Total Shareholder Return
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
U.S. Dollars ($)
August 31, 2019
August 31, 2020
August 31, 2021
August 31, 2022
August 31, 2023
August 31, 2024
Radius Recycling, Inc. Class A
S&P 500 / Steel
S&P Small Cap 600 / Metals & Mining

	Year Ended August 31,
	2019	2020	2021	2022	2023	2024
Radius Recycling(1)(2)	$100	$93	$228	$162	$167	$79
S&P 500 Steel	$100	$93	$240	$271	$330	$313
S&P 600 Metals & Mining	$100	$98	$177	$175	$230	$300

(1)
Radius Recycling, Inc. Class A Common Stock
(2)
Because of the composition of our major product categories, we have no direct market peer issuers.

ITEM 6. [RESERVED]

32 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the fiscal years ended August 31, 2024 and 2023. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included in Part II, Item 8 of this report.

For discussion of our results of operations for fiscal year 2022 including comparison to fiscal 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2023.

Business

Founded in 1906, Radius Recycling is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 53 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

33 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Key economic factors and trends affecting the industries in which we operate

We sell recycled metals to the global steel industry for the production of finished steel. Our financial results largely depend on supply of raw materials in the U.S. and Western Canada and demand for recycled metal in foreign and domestic markets and for finished steel products in the Western U.S. and Western Canada. Demand for most of our products is cyclical in nature and sensitive to changes in general economic conditions. The timing and magnitude of the economic cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. Global economic conditions, including impacts of geopolitical instability, structural and cyclical changes in supply and demand conditions, inflation, changes in interest rates, the strength of the U.S. dollar, the availability and price of raw material alternatives, and trade actions such as tariffs affect market prices for and sales volumes of recycled ferrous and nonferrous metal in global markets and steel products in the Western U.S. and Western Canada and can have a significant impact on the results of our operations.

Market conditions and net selling prices for recycled ferrous metals globally were weaker in fiscal 2024 compared to the prior fiscal year driven by weaker demand primarily from slower global growth, elevated levels of Chinese steel exports, inflationary pressure including increased scrap collection and other operating costs, and high interest rates. The slowdown in economic activity, including due to higher interest rates, that began substantially in the second half of fiscal 2022 and persisted throughout fiscal 2023 and 2024 led to reduced generation of scrap metal in the U.S. domestic market and increased competition for available scrap volumes. The tight supply flows in combination with the lower price environment for recycled metals put significant pressure on metals spreads in fiscal 2023 and 2024, causing operating margin compression.

Market conditions for recycled nonferrous metals diverged from those for ferrous, with nonferrous demand and prices strengthening in the second half of fiscal 2024, except for selling prices for platinum group metals (PGMs) included in catalytic converters which declined significantly year-over-year. Our continued investment in nonferrous metal recovery technologies designed to increase metal recovery and the volume of nonferrous material from shredding operations is an important driver for the targeted improvement of our operating profit.

Average net selling prices for our finished steel products decreased compared to fiscal 2023 and the record-high levels reached in fiscal 2022 due to softer non-residential construction demand in our West Coast markets, including as a result of the higher interest rate environment, but remained at relatively high historical levels.

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

34 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Steel Mill Fire

On May 22, 2021, we experienced a fire at our steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. We experienced loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed in fiscal 2022. We have insurance that was fully applicable to the losses and filed insurance claims, which were subject to deductibles and various conditions, exclusions, and limits, for the property that experienced physical loss or damage and business income losses resulting from the matter. In the fourth quarter of fiscal 2023, we reached a full and final settlement with our insurers for our claims. All insurance proceeds and recovery gains in connection with our claims had been received and recognized, respectively, as of August 31, 2023. We recognized a total of $52 million of insurance recovery gains within cost of goods sold in the Consolidated Statement of Operations in connection with this event, of which $27 million and $15 million was recognized in fiscal 2023 and 2022, respectively, reflecting recovery of applicable losses including business income losses incurred as a result of the fire.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement of and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, we installed a temporary emission capture system and controls that allowed for us to resume shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. We have insurance that was fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and filed insurance claims, which were subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. In the third quarter of fiscal 2024, we reached a full and final settlement with our insurers for our claims. All insurance proceeds and recovery gains in connection with our claims had been received and recognized, respectively, as of August 31, 2024. We recognized a total of $47 million of insurance recovery gains within cost of goods sold in the Consolidated Statement of Operations in connection with this event, of which $14 million, $16 million and $17 million was recognized in fiscal 2024, 2023, and 2022, respectively, reflecting recovery of applicable losses including business income losses incurred as a result of the fire.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, goodwill impairment charges, restructuring charges and other exit-related activities, other asset impairment charges, charges for legacy environmental matters (net of recoveries), amortization of capitalized cloud computing implementation costs, business development costs not related to ongoing operations including pre-acquisition expenses, charges related to non-ordinary course legal settlements, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 7.

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

35 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Financial Highlights of Results of Operations for Fiscal 2024

•
Diluted loss per share from continuing operations attributable to Radius shareholders in fiscal 2024 was $9.37, which included a goodwill impairment charge of $216 million or $6.41 per share, net of tax. Diluted loss per share was $0.92 in the prior fiscal year.
•
Adjusted diluted loss per share from continuing operations attributable to Radius shareholders in fiscal 2024 was $2.68, compared to earnings per share of $0.85 in the prior fiscal year.
•
Net loss in fiscal 2024 was $266 million, compared to $25 million in the prior fiscal year.
•
Adjusted EBITDA in fiscal 2024 was $29 million, compared to $144 million in the prior fiscal year.

Market conditions for recycled metals and finished steel were weaker in fiscal 2024 compared to the prior fiscal year, leading to lower average ferrous and finished steel net selling prices and a significant compression in metal spreads. The average net selling prices for our ferrous products decreased by 4% as a result of weaker global demand, due in part to elevated levels of Chinese steel exports. Ferrous sales volumes increased 3% compared to the prior year, including increased volumes associated with recycling services. The average net selling prices for our nonferrous products increased 4% on robust global demand, and sales volumes were 1% higher compared to the prior fiscal year. Average net selling prices for our finished steel products decreased by 12% compared to the prior fiscal year due to softer non-residential construction demand in our West Coast markets which, combined with purchase costs for raw materials staying relatively consistent, led to a significant margin compression. Our results in fiscal 2024 reflected the continued unfavorable impact of tight supply flows of ferrous scrap metal due to lower prices and manufacturing activity, significantly lower year-over-year PGM prices, and inflationary pressure on operating costs. Contributions from productivity and cost reduction initiatives identified and commenced in fiscal 2024 and fiscal 2023 helped to offset the continued effects of inflationary pressure on operating costs. In addition, fiscal 2023 results benefited from $30 million higher insurance recovery gains related to the steel mill fire and the Everett facility shredder fire that occurred in prior periods.

In fiscal 2024, based on financial and operational performance factors and the sustained decrease in our market capitalization, we identified a triggering event requiring the performance of a quantitative goodwill impairment test as of May 1, 2024 which resulted in a non-cash goodwill impairment charge of $216 million.

SG&A expense in fiscal 2024 decreased 7% compared to the prior fiscal year primarily reflecting benefits from cost reduction measures implemented in the current fiscal year which more than offset the impact of inflation and higher costs related to technology investments and certain legal matters.

The following items further highlight selected liquidity and capital structure metrics:

•
Net cash used in operating activities of $53 million in fiscal 2024, compared to cash provided by operating activities of $139 million in the prior fiscal year.
•
Debt was $415 million as of August 31, 2024, compared to $249 million as of August 31, 2023.
•
Debt, net of cash, was $409 million as of August 31, 2024, compared to $243 million as of August 31, 2023.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 7.

36 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	For the Year Ended August 31,			% Increase (Decrease)
($ in thousands, except for prices and per share amounts)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Ferrous revenues	$1,388,543	$1,439,983	$1,914,255	(4)%	(25)%
Nonferrous revenues	738,843	781,102	892,444	(5)%	(12)%
Steel revenues(1)	439,762	507,550	531,731	(13)%	(5)%
Retail and other revenues	171,544	153,589	147,385	12%	4%
Total revenues	2,738,692	2,882,224	3,485,815	(5)%	(17)%
Cost of goods sold	2,561,591	2,574,513	2,997,745	(1)%	(14)%
Gross margin (total revenues less cost of goods sold)	$177,101	$307,711	$488,070	(42)%	(37)%
Gross margin (%)	6.5%	10.7%	14.0%	(39)%	(24)%
Selling, general and administrative expense	$248,336	$265,929	$263,257	(7)%	1%
Diluted earnings (loss) per share from continuing operations attributable to Radius shareholders:
Reported	$(9.37)	$(0.92)	$5.72	918%	NM
Adjusted(2)	$(2.68)	$0.85	$6.07	NM	(86)%
Net income (loss)	$(266,224)	$(25,438)	$171,996	947%	NM
Adjusted EBITDA(2)	$29,271	$144,327	$312,715	(80)%	(54)%
Recycled ferrous metal average sales prices ($/LT)(3):
Domestic	$349	$360	$438	(3)%	(18)%
Foreign	$361	$376	$457	(4)%	(18)%
Average	$358	$371	$452	(4)%	(18)%
Ferrous volumes (LT, in thousands):
Domestic(4)	2,051	1,952	1,806	5%	8%
Foreign	2,442	2,424	2,810	1%	(14)%
Total ferrous volumes (LT, in thousands)(4)(8)	4,493	4,376	4,616	3%	(5)%
Recycled nonferrous metal average sales price ($/pound)(3)(5)	$1.00	$0.96	$1.08	4%	(11)%
Nonferrous volumes (pounds, in thousands)(4)(5)	748,178	738,937	687,419	1%	7%
Finished steel average sales price ($/ST)(3)	$818	$930	$1,075	(12)%	(13)%
Finished steel sales volumes (ST, in thousands)	509	521	465	(2)%	12%
Cars purchased (in thousands)(6)	258	286	312	(10)%	(8)%
Number of auto parts stores at period end	50	50	51	—%	(2)%
Rolling mill utilization(7)	90%	89%	88%	1%	1%

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
(8)
May not foot due to rounding.

37 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Revenues

Revenues in fiscal 2024 decreased by 5% compared to the prior fiscal year primarily due to lower average net selling prices for our ferrous and finished steel products driven by weaker market conditions. Market conditions for recycled ferrous metals and finished steel were weaker in fiscal 2024 compared to the prior fiscal year, leading to lower average ferrous and finished steel net selling prices. The average net selling prices for our ferrous products decreased by 4% as a result of weaker demand, due in part to elevated levels of Chinese steel exports. Ferrous sales volumes increased 3% in fiscal 2024 compared to 2023, partially due to the adverse impact of operational disruptions in the first quarter of fiscal 2023. Global nonferrous demand strengthened through the second half of fiscal 2024, leading to a 4% increase in average net selling prices for our nonferrous products compared to the prior fiscal year. Our nonferrous sales volumes in fiscal 2024 increased by 1% compared to the prior year. The benefit of increased selling prices and volumes on our nonferrous revenue was more than offset by significantly lower PGM prices and volumes in fiscal 2024 compared to fiscal 2023. Market conditions for our finished steel products were softer in fiscal 2024, leading to finished steel average selling prices decreasing 12%, compared to higher prices in the prior fiscal year. Finished steel sales volumes decreased 2% in fiscal 2024 compared to the prior fiscal year.

Operating Performance

The combination of goodwill impairment charges, significantly lower year-over-year finished steel prices, ferrous metal spread compression due to weaker market conditions, higher production and other operating costs, and a lower benefit from insurance recoveries in the current fiscal year had a significant adverse impact on our operating margins, net income (loss) and adjusted EBITDA. Net loss in fiscal 2024 was $266 million, compared to net loss of $25 million in the prior fiscal year. Adjusted EBITDA in fiscal 2024 was $29 million, compared to $144 million in the prior fiscal year. Contributions from productivity and cost reduction initiatives identified and commenced in fiscal 2024 and fiscal 2023 helped to offset the continued effects of inflationary pressure on operating costs. Our results in fiscal 2024 and fiscal 2023 included $14 million and $43 million, respectively, in insurance recovery gains associated with the resolution of property damage and business interruption claims related to the steel mill fire and the Everett facility shredder fire that occurred in prior periods.

Starting in the third quarter of fiscal 2023, we achieved the full quarterly run rate of the targeted annual benefits of $60 million associated with our productivity and cost reduction initiatives introduced in fiscal 2023. In addition, during fiscal 2024, we began implementing incremental productivity and cost reduction initiatives with an aggregate targeted annual benefit of approximately $70 million. These fiscal 2024 initiatives included a combination of increased yields, efficiencies in processing, transportation and procurement, and reduced costs including from headcount reductions and a targeted reduction of SG&A expense by 10%. In the fourth quarter of fiscal 2024, we achieved substantially the full quarterly run rate of the targeted annual benefits associated with our fiscal 2024 initiatives. Contributions from these productivity and cost reduction initiatives helped to offset the effects of inflationary pressure and increases in operating costs. During fiscal 2024, we incurred $7 million of restructuring charges and other exit-related costs in connection with these plans, compared to $3 million in fiscal 2023.

SG&A expense in fiscal 2024 decreased by 7% compared to the prior fiscal year reflecting benefits from cost reduction measures implemented during fiscal 2024, lower incentive compensation due to Company performance, and lower legacy environmental charges, partially offset by higher outside and professional services expenses, due in part to higher costs for legal matters and the impact of inflation.

In the third quarter of fiscal 2024, based on financial and operational performance factors and the sustained decrease in our market capitalization, we identified a triggering event requiring the performance of a quantitative goodwill impairment test as of May 1, 2024 which resulted in a non-cash goodwill impairment charge of $216 million, representing the full carrying amount of goodwill allocated to three of our reporting units. The remaining $13 million of goodwill, which is carried by one reporting unit, a recycling services operation, was deemed not to be impaired. In fiscal 2023 we recorded $51 million in goodwill and other asset impairment charges. See further discussion in the Critical Accounting Estimates section at the end of Part II, Item 7 and Note 8 - Goodwill and Other Intangible Assets, net in the Notes to the Consolidated Financial Statements of this report.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 7.

38 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Interest Expense

Interest expense was $27 million, $19 million, and $9 million as of August 31, 2024, 2023, and 2022, respectively. The increase in interest expense was primarily due to increased average borrowings as well as higher interest rates on amounts outstanding under our bank credit facilities, compared to the prior fiscal year.

Income Taxes

	Year Ended August 31,
	2024	2023	2022
Income (loss) from continuing operations before income taxes	$(321,433)	$(28,076)	$216,676
Income tax (expense) benefit	$55,285	$2,747	$(44,597)
Effective tax rate	17.2%	9.8%	20.6%

Our effective tax rate from continuing operations for fiscal 2024 and 2023 was a benefit on pre-tax loss of 17.2% and 9.8%. Our effective tax rate from continuing operations for fiscal 2024 was lower than the U.S. federal statutory rate of 21% primarily due to the effect of permanent differences from non-deductible goodwill and the recognition of a valuation allowance against deferred tax assets in the Company’s U.S. federal, state and foreign tax jurisdictions. Our effective tax rate from continuing operations for fiscal 2023 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the relatively low absolute level of pre-tax earnings, permanent differences from non-deductible expenses, and unrecognized tax benefits.

The goodwill impairment charge recognized in the third quarter of fiscal 2024 led to a significant increase in our deferred tax assets, and as a result, the future reversal of existing taxable temporary differences as a source of income does not support the full realization of our deferred tax assets. In fiscal 2024 we determined that it is more likely than not that the tax benefits associated with certain of our deferred tax assets will not be realized and recorded a $14 million valuation allowance against deferred tax assets in our U.S. federal, state and foreign tax jurisdictions. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change. We continue to maintain valuation allowances against certain deferred tax assets in certain jurisdictions as a result of negative evidence, including historical losses in these jurisdictions, which indicates that it is more-likely-than-not that the associated tax benefit will not be realized.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $6 million as of both August 31, 2024 and 2023. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of August 31, 2024, debt was $415 million, compared to $249 million as of August 31, 2023. Debt, net of cash, was $409 million as of August 31, 2024, compared to $243 million as of August 31, 2023. The increase in debt was primarily due to increased borrowings from our credit facilities mainly to fund working capital needs and capital expenditures. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 7.

Operating Activities

Net cash used in operating activities in fiscal 2024 was $53 million, compared to cash provided by operating activities of $139 million in fiscal 2023.

Sources of cash other than from earnings in fiscal 2024 included a $17 million decrease in prepaid expenses and other current assets primarily due to changes in the timing of payment of premiums under various insurance policies. Uses of cash in fiscal 2024 included a $60 million increase in accounts receivable primarily due to the timing of sales and collections and a $10 million decrease in accrued payroll and related liabilities primarily due to decreased incentive compensation liabilities.

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

39 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

through fiscal 2023 earnings of advance payments received from insurers in excess of recoveries as of the end of fiscal 2022 upon full and final settlement with our insurers for our claims arising from the May 2021 steel mill fire.

Investing Activities

Net cash used in investing activities in fiscal 2024 was $79 million, compared to $144 million in fiscal 2023.

Cash used in investing activities in fiscal 2024 included capital expenditures of $76 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology and environmental and safety-related assets, compared to $130 million in the prior fiscal year.

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

Financing Activities

Net cash provided by financing activities for fiscal 2024 was $131 million, compared to net cash used in financing activities of $33 million in fiscal 2023.

Cash flows from financing activities in fiscal 2024 included $161 million in net borrowings of debt compared to $3 million in net repayment of debt in the prior fiscal year (refer to Non-GAAP Financial Measures at the end of this Item 7). Uses of cash in fiscal 2024 and 2023 included $5 million and $8 million, respectively, for payment of employee tax withholdings resulting from settlement of share-based awards and $22 million and $21 million, respectively, in each fiscal year for the payment of dividends.

Debt

Following is a summary of our outstanding balances and availability on credit facilities and long-term debt, exclusive of finance lease obligations (in thousands):

	Outstanding as of August 31, 2024	Remaining Availability
Bank secured revolving credit facilities(1)	$393,612	$410,008
Other debt obligations	$12,116	N/A

(1)
Remaining availability is net of $7 million of outstanding stand-by letters of credit as of August 31, 2024.

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

40 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

We had borrowings outstanding under our credit facilities of $394 million and $230 million as of August 31, 2024 and 2023, respectively. The weighted average interest rate on amounts outstanding under our credit facilities was 8.0% and 7.2% as of August 31, 2024 and 2023, respectively. In the fourth quarter of fiscal 2023, we entered into three interest rate swap transactions to hedge the variability in interest cash flows associated with our variable-rate loans under our credit facilities. The interest rate swaps require us to make fixed-rate payments based on a total notional amount of $150 million and an average annual rate of approximately 4.40% in exchange for the receipt of variable-rate amounts over a three-year term ending in August 2026. See Note 15 - Derivative Financial Instruments in Part II, Item 8 of this report for disclosure related to derivative instruments and hedging activities.

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

As of August 31, 2024, we were in compliance with the applicable financial covenants under our credit agreement. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.33 to 1.00 as of August 31, 2024. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.40 to 1.00 as of August 31, 2024.

While we expect to remain in compliance with the financial covenants under the credit agreement, we may not be able to do so in the event market conditions do not improve, or other factors have a significant adverse impact on our results of operations and financial position. If we do not maintain compliance with our financial covenants and are unable to obtain an amendment or waiver from our lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under our committed bank credit agreement and acceleration of the amounts owed under the agreement. In such case, we would be required to evaluate available alternatives and take appropriate steps to obtain alternative funds. We cannot assure that any such alternative funds, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

Other debt obligations, which totaled $12 million as of both August 31, 2024 and 2023, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $76 million for fiscal 2024, compared to $130 million for fiscal 2023. Capital expenditures included approximately $19 million and $33 million for investments in growth in fiscal 2024 and 2023, respectively. We currently plan to invest in the range of $80 million to $90 million in capital expenditures in fiscal 2025. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support growth in recycling services and other volume initiatives, and investments to upgrade our equipment, infrastructure, and information technology systems, and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

41 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $21 million in capital expenditures for environmental projects in fiscal 2024, and we currently plan to invest in the range of $30 million to $40 million for such projects in fiscal 2025. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

We have been identified by the EPA as one of the potentially responsible parties that own or operate or formerly owned or operated sites which are part of or adjacent to the Portland Harbor Superfund site (“Portland Harbor”). See Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of this matter, as well as other legacy environmental loss contingencies. We believe it is not possible to reasonably estimate the amount or range of costs which we are likely to or which it is reasonably possible that we will incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. We have insurance policies and QSFs that we believe will provide reimbursement for costs we incur for defense, remediation, and mitigation for natural resource damages claims in connection with Portland Harbor, although there are no assurances that those policies and the QSFs will cover all of the costs which we may incur. Significant cash outflows in the future related to Portland Harbor, as well as related to other legacy environmental loss contingencies, could reduce the amounts available for borrowing that could otherwise be used for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions and could result in our failure to maintain compliance with certain covenants in our debt agreements, and could adversely impact our liquidity.

Dividends

On July 2, 2024, our Board of Directors declared a dividend for the fourth quarter of fiscal 2024 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. Dividends of $0.75 per common share, totaling $22 million, were declared and paid during fiscal 2024, and $21 million in dividends were also declared and paid during fiscal 2023.

Share Repurchase Program

We did not repurchase any shares of our common stock during fiscal 2024 and 2023. For information regarding share repurchases during fiscal 2022, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in Part II of this report, incorporated by reference herein.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities, and equity offerings have financed our acquisitions, capital expenditures, working capital, and other financing needs. As of August 31, 2024, we have entered into contracts to sell certain discrete real estate assets that are projected to generate net cash proceeds in excess of $35 million upon consummation of the transactions, which we expect will occur during the second half of fiscal 2025, subject to customary terms and conditions. These real estate sale transactions will not meaningfully modify our operating footprint.

We generally believe our current cash resources, internally generated funds, existing credit facilities, and access to the capital markets will provide adequate short-term and long-term liquidity needs for working capital, capital expenditures, dividends, investments and acquisitions, joint ventures, debt service requirements, environmental obligations, share repurchases, and other contingencies. However, in the event market conditions fail to improve, we are unable to realize the benefits of our operational and cost savings initiatives, or other negative factors occur, we may need additional liquidity which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurances that any such supplemental funding, if sought, could be obtained or, if obtained, would be adequate or on acceptable terms.

42 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Contractual Obligations

We have certain contractual obligations to make future payments. The following table summarizes future obligations related to debt and leases as of August 31, 2024 (in thousands):

	Payment Due by Period
	2025	2026	2027	2028	2029	Thereafter	Totals
Contractual Obligations
Credit facilities(1)	$—	$—	$393,612	$—	$—	$—	$393,612
Interest payments on credit facilities(2)	$29,927	$30,051	$30,636	$—	$—	$—	$90,614
Other debt, including interest(3)	$3,924	$2,799	$2,799	$2,729	$704	$205	$13,160
Finance leases, including interest	$2,556	$2,106	$1,933	$1,763	$1,262	$701	$10,321
Operating leases(4)	$24,308	$21,464	$19,654	$17,224	$13,668	$52,201	$148,519

(1)
Credit facilities include the principal amount of borrowings outstanding under bank secured revolving credit facilities, which mature in August 2027.
(2)
Interest payments on credit facilities are based on interest rates in effect as of August 31, 2024, including the effect of interest rate swaps. As contractual interest rates and the amount of debt outstanding is variable in certain cases, actual cash payments may differ from the estimates provided.
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
(4)
Operating lease payments reflect those embedded in the measurement of our operating lease liabilities and, thus, include future lease payments for the remaining non-cancellable period of the lease together with periods covered by renewal (or termination) options which we are reasonably certain to exercise (or not to exercise). These operating lease payments do not include certain tax, insurance, and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. Also, we have excluded future minimum lease payments for leases that have been executed but have not commenced as of August 31, 2024.

In addition to future obligations related to debt and leases presented in the table above, we have certain material cash requirements, including but not limited to commitments for capital expenditures. See “Capital Expenditures” within “Liquidity and Capital Resources” above in this Item 7 for discussion of our planned investment in capital expenditures in fiscal 2025, a portion of which represents contractual commitments that existed as of the end of our fiscal 2024. We also had open purchase orders as of August 31, 2024 for purchases of primarily fuels and lubricants, machinery and equipment components and parts, and consumables used in our operations of approximately $89 million, nearly all of which require payment of cash in our fiscal 2025.

In fiscal 2023, we entered three interest rate swap transactions to hedge the variability in interest cash flows associated with our variable-rate loans under our credit facilities. The interest rate swaps require us to make fixed-rate payments based on a total notional amount of $150 million and an average annual rate of approximately 4.40% in exchange for the receipt of variable-rate amounts over a three-year term ending in August 2026. See Note 15 - Derivative Financial Instruments in Part II, Item 8 of this report for disclosure related to derivative instruments and hedging activities.

See Note 13 - Employee Benefits in Part II, Item 8 of this report for disclosure related to qualified and nonqualified retirement plans, which include a defined benefit pension plan, a supplemental executive retirement benefit plan, multiemployer pension plans, defined contribution plans, and a deferred compensation plan.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of August 31, 2024, we had $7 million outstanding under these arrangements.

43 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Our critical accounting estimates include those related to inventories, goodwill, business acquisitions, long-lived assets, environmental costs, and income taxes.

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

44 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

In the fourth quarter of fiscal 2024, we performed the annual goodwill impairment test as of July 1, 2024. As of the testing date, the balance of our goodwill was $13 million, which was allocated to one reporting unit, a recycling services operation. We elected to perform the qualitative assessment for this reporting unit and concluded that it was not more-likely-than-not that the fair value of the reporting unit was less than its carrying value as of the testing date, and, therefore, no further impairment testing was required.

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

Long-Lived Assets

We test long-lived tangible and intangible assets for impairment at the asset group level, which is determined based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We test our asset groups for impairment when certain triggering events or changes in circumstances indicate that the carrying value of the asset group may be impaired. If the carrying value of the asset group is not recoverable because it exceeds the estimate of future undiscounted cash flows from the use and eventual disposition of the asset group, an impairment loss is recognized by the amount the carrying value exceeds its fair value, if any. The impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value. Fair value is determined using one or more of the income, market, or cost approaches, depending on the nature of the asset group. Determination of fair value is considered a critical accounting estimate. In fiscal 2024, we did not identify any triggering events or changes in circumstances indicating that the carrying value of a material asset group may be impaired.

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

45 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

•
Available technologies that can be used for remediation; and
•
The number and financial condition of other potentially responsible parties and the extent of their responsibility for the costs of study and remediation.

Our accrued environmental liabilities as of August 31, 2024 included $8 million related to the Portland Harbor Superfund site. Because the final remedial actions have not yet been designed and there has not been a final determination of the amount of natural resource damages or of the allocation among the potentially responsible parties of costs of the investigations, or remedial action costs, we believe it is not possible to reasonably estimate the amount or range of costs which we are likely or which it is reasonably possible that we may incur in connection with Portland Harbor, although such costs could be material to our financial position, results of operations, cash flows, and liquidity. Therefore, no additional amounts have been accrued. Further, we have been notified that we are or may be a potentially responsible party at sites other than Portland Harbor which are currently or formerly owned or operated by us or at other sites where we may have responsibility for such costs due to past disposal or other activities. See “Contingencies – Environmental” in Note 10 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Income Taxes

Valuation Allowances

We assess the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. We consider all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. Due to the significant judgment involved, realizability of our deferred tax assets is considered a critical accounting estimate. We maintain valuation allowances against certain U.S. federal, state and foreign deferred tax assets. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the associated tax jurisdictions in future years to benefit from the reversal of net deductible temporary differences. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our results of operations in the period we determine that these factors have changed. See “Valuation Allowances” in Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The following is a reconciliation of debt, net of cash (in thousands):

	August 31, 2024	August 31, 2023
Short-term borrowings	$5,688	$5,813
Long-term debt, net of current maturities	409,082	243,579
Total debt	414,770	249,392
Less cash and cash equivalents	5,552	6,032
Total debt, net of cash	$409,218	$243,360

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

46 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

The following is a reconciliation of net (repayments) borrowings of debt (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Borrowings from long-term debt	$770,609	$625,228	$1,055,106
Repayments of long-term debt	(609,516)	(628,020)	(889,127)
Net (repayments) borrowings of debt	$161,093	$(2,792)	$165,979

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted income from continuing operations attributable to Radius shareholders, and adjusted diluted earnings per share from continuing operations attributable to Radius shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for goodwill impairment charges, restructuring charges and other exit-related activities, other asset impairment charges (net of recoveries), legacy environmental matters (net of recoveries), amortization of capitalized cloud computing implementation costs, business development costs not related to ongoing operations including pre-acquisition expenses, charges related to non-ordinary course legal settlements, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net income (loss) to adjusted EBITDA, and adjusted selling, general, and administrative expense (in thousands):

	Year Ended August 31,
	2024	2023	2022
Reconciliation of adjusted EBITDA:
Net income (loss)	$(266,224)	$(25,438)	$171,996
Loss from discontinued operations, net of tax	76	109	83
Interest expense	26,898	18,589	8,538
Income tax expense (benefit)	(55,285)	(2,747)	44,597
Depreciation and amortization	96,762	89,760	75,053
Goodwill impairment charges	215,941	39,270	—
Restructuring charges and other exit-related activities	6,729	2,730	77
Other asset impairment charges, net(1)	2,052	11,252	1,570
Charges for legacy environmental matters, net(2)	1,139	10,370	7,518
Amortization of cloud computing software costs(3)	859	—	—
Business development costs	324	432	2,693
Charges related to legal settlements(4)	—	—	590
Adjusted EBITDA	$29,271	$144,327	$312,715

Selling, general and administrative expense:
As reported	$248,336	$265,929	$263,257
Charges for legacy environmental matters, net(2)	(1,139)	(10,370)	(7,518)
Business development costs	(324)	(432)	(2,693)
Adjusted	$246,873	$255,127	$253,046

(1)
For the years ended August 31, 2024 and 2023, other asset impairment charges included $1 million and $5 million, respectively, of impairment and other adjustments of an equity investment to fair value reported within “Other expense, net” on the Consolidated Statement of Operations.
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
(4)
Charges related to legal settlements in fiscal 2022 relate to a claim by a utility provider for past charges.

47 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Following are reconciliations of adjusted income (loss) from continuing operations attributable to Radius shareholders and adjusted diluted earnings (loss) per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Year Ended August 31,
	2024	2023	2022
Income (loss) from continuing operations attributable to Radius shareholders:
As reported	$(266,335)	$(25,682)	$168,883
Goodwill impairment charges	215,941	39,270	—
Restructuring charges and other exit-related activities	6,729	2,730	77
Other asset impairment charges, net(1)	2,052	11,252	1,570
Charges for legacy environmental matters, net(2)	1,139	10,370	7,518
Business development costs	324	432	2,693
Charges related to legal settlements(3)	—	—	590
Income tax benefit allocated to adjustments(4)	(36,038)	(14,080)	(1,992)
Adjusted	$(76,188)	$24,292	$179,339

Diluted earnings (loss) per share from continuing operations attributable to Radius shareholders:
As reported	$(9.37)	$(0.92)	$5.72
Goodwill impairment charges, per share	7.60	1.40	—
Restructuring charges and other exit-related activities, per share	0.24	0.10	—
Other asset impairment charges, net, per share(1)	0.07	0.40	0.05
Charges for legacy environmental matters, net, per share(2)	0.04	0.37	0.25
Business development costs, per share	0.01	0.02	0.09
Charges related to legal settlements, per share(3)	—	—	0.02
Income tax benefit allocated to adjustments, per share(4)	(1.27)	(0.50)	(0.07)
Effect of dilutive shares, per share(5)	—	(0.02)	—
Adjusted(6)	$(2.68)	$0.85	$6.07

(1)
For the years ended August 31, 2024 and 2023, other asset impairment charges included $1 million ($0.02 per share before income tax) and $5 million ($0.19 per share before income tax) of impairment and other adjustments of an equity investment to fair value reported within “Other expense, net” on the Consolidated Statement of Operations.
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
(3)
Charges related to legal settlements in fiscal 2022 relate to a claim by a utility provider for past charges.
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
(6)
May not foot due to rounding.

48 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including recycled metal, finished steel products, auto bodies, and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimates of future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the selling price of inventory would not have had a material NRV impact as of August 31, 2024 and 2023.

Interest Rate Risk

We are exposed to market risk associated with changes in interest rates related to our debt obligations. Our revolving credit facility is subject to variable interest rates and therefore have exposure to changes in interest rates. We may at times use derivative instruments to manage some portion of this risk. Our interest rate swap derivatives are agreements with independent counterparties that provide for payments based on a notional amount and are designed to hedge the variability in cash flows resulting from variable interest rates for a portion of our credit facilities. If market interest rates had changed 10% from actual interest rate levels in fiscal 2024 or 2023, including the effect of our interest rate swaps, the effect on our interest expense and net income would not have been material.

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

Historically, we have shipped almost all of our large shipments of recycled ferrous metal to foreign customers under contracts supported by letters of credit issued or confirmed by banks deemed creditworthy. The letters of credit ensure payment by the customer. As we generally sell export recycled ferrous metal under contracts or orders that generally provide for shipment within 30 to 60 days after the price is agreed, our customers typically do not have difficulty obtaining letters of credit from their banks in periods of rising ferrous prices, as the value of the letters of credit are collateralized by the value of the inventory on the ship. However, in periods of significantly declining prices, or due to country specific currency limitations, our customers may not be able to obtain letters of credit for the full sales value of the inventory to be shipped.

As of August 31, 2024 and 2023, 28% and 38%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar. In certain instances, we may use derivatives to manage some portion of this risk. As of August 31, 2024 and 2023, we did not have any derivative contracts to manage our foreign currency exchange rate risk.

49 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of August 31, 2024.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024, as stated in their report included herein.

Tamara L. Lundgren	Stefano R. Gaggini
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 24, 2024	October 24, 2024

50 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Radius Recycling, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radius Recycling, Inc. and its subsidiaries (the “Company”) as of August 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended August 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

51 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

Volume of Ferrous Metal Inventory

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s processed and unprocessed scrap metal inventory was $137 million as of August 31, 2024, of which processed and unprocessed ferrous metal inventory represents a significant portion. The accounting process the Company uses to record ferrous scrap metal quantities relies on significant estimates. With respect to estimating the quantities of unprocessed ferrous scrap metal inventory that are moved into production, management relies on weighed quantities of the processed ferrous material, adjusted for estimated metal recoveries and yields that are based on historical trends and other judgments by management. Actual recoveries and yields can vary depending on product quality, moisture content, and the source of the unprocessed metal. The Company’s estimates are intended to reasonably reflect the quantities of unprocessed ferrous scrap metal that are used in the production of processed ferrous metal. To assist in validating the reasonableness of these estimates, management periodically reviews shrink factors and performs monthly physical inventories. Due to the inherent nature of the Company’s scrap metal inventories, including variations in product density, holding period, and production processes utilized to manufacture the products, physical inventories will not necessarily detect all variances for scrap metal inventory such that estimates of quantities are required. To mitigate this risk, the Company further adjusts its ferrous physical inventories when the volume of a commodity is low and a physical inventory count is deemed to more accurately estimate the remaining volume.

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

Goodwill Impairment Assessment – One of the Metals Recycling Reporting Units and the Autos Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $13 million as of August 31, 2024. Management evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. When performing a quantitative impairment test, management records the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. In the third quarter of fiscal 2024, based primarily on the respective financial and operational performance of the reporting units, as well as the sustained decrease in the Company’s market capitalization, management identified a triggering event for three of its reporting units (two related to metals recycling, and one related to autos). The evaluation resulted in full impairment of the allocated goodwill and an aggregate impairment charge of $216 million, a substantial portion of which related to one of the metals recycling reporting units and the autos reporting unit. When management performs a quantitative goodwill impairment test, they consider both the income approach and market approach to estimate the fair value of the reporting unit. The determination of fair value using the income approach involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate, tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of one of the metals recycling reporting units and the autos reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and

52 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

effort in performing procedures and evaluating management’s significant assumptions related to gross margins of both reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of one of the metals recycling reporting units and the autos reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the significant assumptions used by management related to gross margins. Evaluating management’s assumptions related to gross margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

October 24, 2024

We have served as the Company’s auditor since 1976, which includes periods before the Company became subject to SEC reporting requirements.

53 / Radius Recycling, Inc. Form 10-K Fiscal 2024

RADIUS RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	August 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,552	$6,032
Accounts receivable, net	258,157	210,442
Inventories	293,932	278,642
Refundable income taxes	923	3,245
Prepaid expenses and other current assets	50,563	51,979
Total current assets	609,127	550,340
Property, plant and equipment, net	672,192	706,805
Operating lease right-of-use assets	123,546	115,686
Investments in joint ventures	9,841	10,750
Goodwill	13,105	229,419
Intangibles, net	28,656	32,540
Deferred income taxes	18,577	22,713
Other assets	58,725	47,696
Total assets	$1,533,769	$1,715,949
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,688	$5,813
Accounts payable	202,498	209,423
Accrued payroll and related liabilities	24,654	35,144
Environmental liabilities	13,232	13,743
Operating lease liabilities	19,262	19,835
Accrued income taxes	3	358
Other accrued liabilities	51,233	39,614
Total current liabilities	316,570	323,930
Deferred income taxes	4,472	58,617
Long-term debt, net of current maturities	409,082	243,579
Environmental liabilities, net of current portion	52,417	53,034
Operating lease liabilities, net of current maturities	104,246	96,086
Other long-term liabilities	21,242	29,044
Total liabilities	908,029	804,290
Commitments and contingencies (Note 10)
Radius Recycling (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,839 and 27,312 shares issued and outstanding	27,839	27,312
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	28,828	26,035
Retained earnings	606,417	894,316
Accumulated other comprehensive loss	(40,172)	(39,683)
Total Radius shareholders’ equity	623,112	908,180
Noncontrolling interests	2,628	3,479
Total equity	625,740	911,659
Total liabilities and equity	$1,533,769	$1,715,949

See Notes to the Consolidated Financial Statements.

54 / Radius Recycling, Inc. Form 10-K Fiscal 2024

RADIUS RECYCLING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended August 31,
	2024	2023	2022
Revenues	$2,738,692	$2,882,224	$3,485,815
Operating expense:
Cost of goods sold	2,561,591	2,574,513	2,997,745
Selling, general and administrative	248,336	265,929	263,257
(Income) from joint ventures	(1,400)	(2,090)	(2,740)
Goodwill impairment charges	215,941	39,270	—
Other asset impairment charges, net	1,476	5,797	1,570
Restructuring charges and other exit-related activities	6,729	2,730	77
Operating income (loss)	(293,981)	(3,925)	225,906
Interest expense	(26,898)	(18,589)	(8,538)
Other expense, net	(554)	(5,562)	(692)
Income (loss) from continuing operations before income taxes	(321,433)	(28,076)	216,676
Income tax (expense) benefit	55,285	2,747	(44,597)
Income (loss) from continuing operations	(266,148)	(25,329)	172,079
Loss from discontinued operations, net of tax	(76)	(109)	(83)
Net income (loss)	(266,224)	(25,438)	171,996
Net income attributable to noncontrolling interests	(187)	(353)	(3,196)
Net income (loss) attributable to Radius shareholders	$(266,411)	$(25,791)	$168,800

Net income (loss) per share attributable to Radius shareholders:
Basic:
Income (loss) per share from continuing operations	$(9.37)	$(0.92)	$6.01
Net income (loss) per share	$(9.38)	$(0.92)	$6.01
Diluted:
Income (loss) per share from continuing operations	$(9.37)	$(0.92)	$5.72
Net income (loss) per share	$(9.38)	$(0.92)	$5.72
Weighted average number of common shares:
Basic	28,417	28,008	28,084
Diluted	28,417	28,008	29,529

See Notes to the Consolidated Financial Statements.

55 / Radius Recycling, Inc. Form 10-K Fiscal 2024

RADIUS RECYCLING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended August 31,
	2024	2023	2022
Net income (loss)	$(266,224)	$(25,438)	$171,996
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(338)	(2,661)	(3,070)
Cash flow hedges, net	(1,124)	(304)	—
Pension obligations, net	973	371	535
Total other comprehensive loss, net of tax	(489)	(2,594)	(2,535)
Comprehensive income (loss)	(266,713)	(28,032)	169,461
Less comprehensive income attributable to noncontrolling interests	(187)	(353)	(3,196)
Comprehensive income (loss) attributable to Radius shareholders	$(266,900)	$(28,385)	$166,265

See Notes to the Consolidated Financial Statements.

56 / Radius Recycling, Inc. Form 10-K Fiscal 2024

RADIUS RECYCLING, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Common Stock				Additional		Accumulated Other	Total Radius
	Class A		Class B		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of August 31, 2021	27,332	$27,332	200	$200	$49,074	$793,712	$(34,554)	$835,764	$4,015	$839,779
Net income	—	—	—	—	—	168,800	—	168,800	3,196	171,996
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,535)	(2,535)	—	(2,535)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Share repurchases	(944)	(944)	—	—	(33,304)	—	—	(34,248)	—	(34,248)
Issuance of restricted stock	568	568	—	—	(568)	—	—	—	—	—
Restricted stock withheld for taxes	(209)	(209)	—	—	(10,848)	—	—	(11,057)	—	(11,057)
Share-based compensation cost	—	—	—	—	18,621	—	—	18,621	—	18,621
Dividends ($0.75 per common share)	—	—	—	—	—	(21,366)	—	(21,366)	—	(21,366)
Balance as of August 31, 2022	26,747	26,747	200	200	22,975	941,146	(37,089)	953,979	4,495	958,474
Net income (loss)	—	—	—	—	—	(25,791)	—	(25,791)	353	(25,438)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,594)	(2,594)	—	(2,594)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,369)	(1,369)
Issuance of restricted stock	847	847	—	—	(847)	—	—	—	—	—
Restricted stock withheld for taxes	(282)	(282)	—	—	(7,347)	—	—	(7,629)	—	(7,629)
Share-based compensation cost	—	—	—	—	11,254	—	—	11,254	—	11,254
Dividends ($0.75 per common share)	—	—	—	—	—	(21,039)	—	(21,039)	—	(21,039)
Balance as of August 31, 2023	27,312	27,312	200	200	26,035	894,316	(39,683)	908,180	3,479	911,659
Net income (loss)	—	—	—	—	—	(266,411)	—	(266,411)	187	(266,224)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(489)	(489)	—	(489)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,038)	(1,038)
Issuance of restricted stock	766	766	—	—	(766)	—	—	—	—	—
Restricted stock withheld for taxes	(239)	(239)	—	—	(5,043)	—	—	(5,282)	—	(5,282)
Share-based compensation cost	—	—	—	—	8,602	—	—	8,602	—	8,602
Dividends ($0.75 per common share)	—	—	—	—	—	(21,488)	—	(21,488)	—	(21,488)
Balance as of August 31, 2024	27,839	$27,839	200	$200	$28,828	$606,417	$(40,172)	$623,112	$2,628	$625,740

See Notes to the Consolidated Financial Statements.

57 / Radius Recycling, Inc. Form 10-K Fiscal 2024

RADIUS RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(266,224)	$(25,438)	$171,996
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Goodwill impairment charges	215,941	39,270	—
Other asset impairment charges, net	2,052	11,252	1,570
Depreciation and amortization	96,762	89,760	75,053
Inventory write-downs	—	575	3,199
Deferred income taxes	(50,013)	(3,934)	25,052
Undistributed equity in earnings of joint ventures	(1,400)	(2,090)	(2,740)
Share-based compensation expense	8,602	11,186	18,517
(Gain) loss on disposal of assets, net	(327)	(324)	824
Other loss, net	818	301	78
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(59,579)	11,948	673
Inventories	(2,972)	48,039	(37,232)
Income taxes	(3,185)	(3,548)	2,119
Prepaid expenses and other current assets	17,218	(3,359)	(19,117)
Other long-term assets	(9,860)	(4,594)	(994)
Operating lease assets and liabilities	(428)	(696)	(2,198)
Accounts payable	650	5,458	20,578
Accrued payroll and related liabilities	(10,491)	(24,334)	(13,866)
Other accrued liabilities	5,790	(13,782)	4,798
Environmental liabilities	(1,131)	(1,641)	(14,866)
Other long-term liabilities	2,014	3,313	1,132
Distributed equity in earnings of joint ventures	2,350	2,000	3,100
Net cash provided by (used in) operating activities	(53,413)	139,362	237,676
Cash flows from investing activities:
Capital expenditures	(76,242)	(129,516)	(150,121)
Acquisitions, net of acquired cash	—	(26,902)	(179,721)
Proceeds from insurance and sale of assets	3,604	12,449	18,776
Purchase of investment	(12,000)	—	(5,000)
Maturity of investment	6,000	—	—
Deposit on land option	—	—	(80)
Net cash used in investing activities	(78,638)	(143,969)	(316,146)
Cash flows from financing activities:
Borrowings from long-term debt	770,609	625,228	1,055,106
Repayments of long-term debt	(609,516)	(628,020)	(889,127)
Payment of debt issuance costs	(1,733)	(156)	(2,093)
Repurchase of Class A common stock	—	—	(34,248)
Taxes paid related to net share settlement of share-based payment awards	(5,282)	(7,629)	(11,057)
Distributions to noncontrolling interests	(1,038)	(1,369)	(2,716)
Dividends paid	(21,569)	(21,186)	(21,291)
Net cash provided by (used in) financing activities	131,471	(33,132)	94,574
Effect of exchange rate changes on cash	100	(32)	(119)
Net change in cash and cash equivalents	(480)	(37,771)	15,985
Cash and cash equivalents as of beginning of year	6,032	43,803	27,818
Cash and cash equivalents as of end of year	$5,552	$6,032	$43,803

See Notes to the Consolidated Financial Statements.

58 / Radius Recycling, Inc. Form 10-K Fiscal 2024

RADIUS RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended August 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the year for:
Interest	$25,024	$16,597	$4,712
Income taxes, net	$(2,054)	$4,702	$17,309
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$8,803	$17,117	$38,136

See Notes to the Consolidated Financial Statements.

59 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Founded in 1906, Radius Recycling, Inc. (formerly Schnitzer Steel Industries, Inc.), an Oregon corporation, is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. Radius Recycling, Inc. and its consolidated subsidiaries, together, are referred to as the Company.

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

As of August 31, 2024, all of the Company’s facilities were located in the United States (“U.S.”) and its territories and Canada.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Radius Recycling and its majority-owned and wholly-owned subsidiaries. The equity method of accounting is used for investments in joint ventures over which the Company has significant influence but does not have effective control. All significant intercompany account balances, transactions, profits, and losses have been eliminated. All transactions and relationships with variable interest entities are evaluated to determine whether the Company is the primary beneficiary of the entities, therefore requiring consolidation. The Company does not have any variable interest entities requiring consolidation. The Consolidated Financial Statements are presented in U.S. Dollars. Certain prior year amounts have been reclassified to conform with current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $59 million and $62 million as of August 31, 2024 and 2023, respectively.

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

The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit or required deposits prior to shipment, the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. The allowance for credit losses was $2 million as of both August 31, 2024 and 2023.

60 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Consolidated Statements of Cash Flows and totaled $12 million, $13 million, and $11 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.

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

61 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company leases machinery assets to customers primarily to facilitate the provision of recycling services. For the periods presented, such lessor arrangements were classified as operating leases, whereby the Company keeps the asset underlying the lease on its balance sheet and depreciates the asset based on its estimated useful life. The Company recognizes lease income for these operating leases on a straight-line basis within revenues in the Consolidated Statements of Operations. As of both August 31, 2024 and 2023, property, plant and equipment, net, as reported in the Consolidated Balance Sheets, included machinery assets underlying these operating leases with a carrying value of $14 million. Lease income derived from these operating leases was not material to any of the periods presented.

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

The estimated useful lives assigned to the Company’s property, plant and equipment as of August 31, 2024, were generally as follows:

Useful Life (in years)
Machinery and equipment	3 to 35
Land improvements	5 to 30
Buildings and leasehold improvements	10 to 30
Software licenses and Enterprise Resource Planning (“ERP”) systems	3 to 5
Office equipment	3 to 5

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Consolidated Balance Sheets, totaled $22 million and $27 million as of August 31, 2024 and 2023, respectively, and consisted primarily of deposits on capital projects, prepaid insurance, prepaid services, and prepaid property taxes.

62 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, advances to a supplier of metals recycling equipment, cash held in a client trust account relating to a legal settlement, certificates of deposit, two equity investments, capitalized implementation costs for cloud computing arrangements, debt issuance costs, notes and other contractual receivables, major spare parts and equipment, and assets held for sale. Other assets are reported within either prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date. See Note 13 - Employee Benefits for further detail on the Company’s assets relating to employee benefit plans.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers as of each reporting date relate to environmental claims, workers’ compensation claims, and third-party claims. As of August 31, 2024, receivables from insurers totaled $15 million, including $13 million relating to environmental claims. As of August 31, 2023, receivables from insurers totaled $14 million, including $10 million relating to environmental claims.

Other assets as of August 31, 2024 and August 31, 2023 also included $18 million and $11 million, respectively, representing advances to a supplier of metals recycling equipment.

Other assets as of August 31, 2023 also included approximately $7 million in connection with cash deposited into a client trust account in fiscal 2021 to fund the remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. The cash was deposited into the client trust account by other potentially liable parties in connection with settlement of a lawsuit relating to allocation of the remediation costs, including agreement by the Company’s subsidiary to perform certain remedial actions. During fiscal 2024, the $7 million was distributed to the Company from the client trust account for purposes of holding the funds and maximizing returns, each consistent with the terms of the settlement agreement, of which $6 million was held in certificates of deposit which mature in July of 2025 and is reported within prepaid expenses and other current assets as of August 31, 2024. See “Other Legacy Environmental Loss Contingencies” within “Contingencies – Environmental” in Note 10 - Commitments and Contingencies for further discussion of this matter.

The Company invested $6 million in the equity of a privately-held U.S. waste and recycling entity in fiscal 2017. The investment is accounted for under the guidance for investments in equity securities. In August 2022, the privately-held entity merged with a publicly-traded U.S. entity. During fiscal 2023, the Company recorded $5 million of impairment and other adjustments of the equity investment to its fair value, reported within other expense, net on the Consolidated Statement of Operations. As of August 31, 2024 and 2023, the fair value of the investment reported within prepaid expenses and other current assets in the Consolidated Balance Sheets was less than $1 million and $1 million, respectively.

Other assets as of August 31, 2024 and 2023 included $7 million and $5 million, respectively, of capitalized cloud computing implementation costs. The Company’s cloud computing arrangements primarily comprise hosting arrangements which are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in operating expense over the period that the Company has access to use the software. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. During fiscal 2023, in connection with the pursuit of an alternative solution, the Company abandoned the implementation of a cloud computing arrangement and recorded a $5 million impairment associated with previously capitalized cloud computing arrangement implementation costs.

Debt issuance costs consist primarily of costs incurred by the Company to enter or modify its credit facilities. The Company reports deferred debt issuance costs within other assets in the Consolidated Balance Sheets and amortizes them to interest expense on a straight-line basis over the contractual term of the arrangement.

63 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On May 22, 2021, the Company experienced a fire at its steel mill in McMinnville, Oregon. Direct physical loss or damage to property from the incident was limited to the mill’s melt shop, with no bodily injuries and no physical loss or damage to other buildings or equipment. The Company experienced loss of business income during the shutdown of the steel mill and the subsequent ramp-up phase which was substantially completed in fiscal 2022. The Company filed insurance claims for the physical loss and damage experienced at the mill's melt shop and business income losses resulting from the matter. In fiscal 2023, the Company reached a full and final settlement with its insurers for its claims, and all insurance proceeds and recovery gains in connection with the Company’s claims had been received and recognized, respectively, as of August 31, 2023. The amount of insurance recovery gains recognized within cost of goods sold on the Consolidated Statements of Operations was $27 million and $15 million during the years ended August 31, 2023 and 2022, respectively, reflecting recovery of applicable losses including business income losses incurred as a result of the fire.

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. As a result of the fire, shredding operations ceased, while all non-shredding operations at the facility continued, including torching, shearing, separating, and sorting purchased non-shreddable recycled ferrous metals. On January 28, 2022, shredding operations at the facility began ramping up following the replacement and repairs to shredder equipment that had been damaged. In addition, shredding operations temporarily ceased at the facility on June 18, 2022 and, following discussions with the Massachusetts Department of Environmental Protection and the Massachusetts Attorney General’s office, the Company installed a temporary emission capture system and controls that allowed for the resumption of shredding operations on November 11, 2022 and for continued operation during the repair and replacement of the shredder enclosure building. Non-shredding operations at the facility continued during this period. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. The Company filed insurance claims for the property that experienced physical loss or damage and business income losses resulting from the matter. In fiscal 2024, the Company reached a full and final settlement with its insurers for its claims, and all insurance proceeds and recovery gains in connection with the Company’s claims had been received and recognized, respectively, as of August 31, 2024. The amount of insurance recovery gains recognized within cost of goods sold on the Consolidated Statements of Operations was $14 million, $16 million, and $17 million during the years ended August 31, 2024, 2023, and 2022, respectively, reflecting recovery of applicable losses including business income losses incurred as a result of the fire.

64 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in Joint Ventures

As of August 31, 2024 and 2023, the Company had one 50%-owned joint venture interest which is accounted for under the equity method of accounting. The joint venture sells recycled metal to the Company’s operations at prices that approximate local market rates, which produces intercompany profit. This intercompany profit is eliminated while the products remain in inventory and is not recognized until the finished products are sold to third parties. As of August 31, 2024, the Company’s investments in equity method joint ventures have generated $8 million in cumulative undistributed earnings. See Note 18 - Related Party Transactions for further detail on transactions with joint ventures.

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

65 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

When the Company performs a quantitative goodwill impairment test, it considers both the income approach and market approach to estimate the fair value of the reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate based on a market-based weighted average cost of capital (“WACC”), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate the reporting unit’s income approach valuation, as well as to estimate the fair value of the Company’s other reporting units, including those with no allocated goodwill, the Company uses a market approach based on earnings multiple data, and it performs a reconciliation of its estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 8 - Goodwill and Other Intangible Assets, net for further detail including the recognition of goodwill impairment charges of $216 million and $39 million during the fiscal years ended August 31, 2024 and 2023, respectively.

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

Accrued Workers’ Compensation Costs

The Company is self-insured for the majority of workers’ compensation claims with exposure limited by various stop-loss insurance policies. The Company estimates the costs of workers’ compensation claims based on the nature of the injury incurred and on guidelines established by the applicable state. An accrual is recorded based upon the amount of unpaid claims as of the balance sheet date. Accrued amounts recorded for individual claims are reviewed periodically as treatment progresses and adjusted to reflect additional information that becomes available. The estimated cost of claims incurred but not reported is included in the accrual. The Company accrued $5 million for the estimated cost of unpaid workers’ compensation claims as of both August 31, 2024 and 2023, which is included in other accrued liabilities in the Consolidated Balance Sheets, with corresponding workers’ compensation insurance receivables of $2 million as of both August 31, 2024 and 2023 which is included in other current assets.

66 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments

The Company’s financial instruments include primarily cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and debt and derivative contracts. The Company uses the market approach to value its financial assets and liabilities, determined using available market information. The net carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. For long-term debt, which is primarily at variable interest rates, fair value is estimated using observable inputs (Level 2) and approximates the carrying value. Derivative contracts are reported at fair value.

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

Derivatives

The Company records derivative instruments at fair value in the Consolidated Balance Sheets, and changes in their fair value are recognized in either other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) or net income (loss) in the Consolidated Statements of Operations, as applicable, depending on the nature of the underlying exposure, whether the

67 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

derivative has been designated as a hedge and, if designated as a hedge, whether the hedge is expected to be highly effective. For cash flow hedges, such as the interest rate swap transactions entered by the Company in fiscal 2023, a formal assessment is made, both at the hedge’s inception and on an ongoing basis, to determine whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in other comprehensive income (loss) and are reclassified to earnings in the period in which earnings are impacted by the hedged item. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. When available, quoted market prices or prices obtained through external sources are used to measure a derivative instrument’s fair value. The fair value of these instruments is a function of underlying forward interest rates, related volatility, counterparty creditworthiness, and the duration of the contracts. The Company has elected an accounting policy to classify the cash flows from its interest rate swap derivatives designated in qualifying cash flow hedges as cash flows from operating activities in the Consolidated Statements of Cash Flows, consistent with the classification of cash flows from the hedged item. See Note 15 - Derivative Financial Instruments for further detail.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s operations in Canada are translated into U.S. dollars at the period-end exchange rate, revenues and expenses of these operations are translated into U.S. dollars at the average exchange rate for the period, and cash flows of these operations are translated into U.S. dollars using the exchange rates in effect at the time of the cash flows. Translation adjustments are not included in determining net income for the period, but are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency. Gains and losses on foreign currency transactions are generally included in determining net income for the period. The Company reports these gains and losses within other expense, net in the Consolidated Statements of Operations. Net realized and unrealized foreign currency transaction gains and losses were not material for fiscal 2024, 2023, or 2022.

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

Revenue Recognition

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. Nearly all of these promises, referred to as performance obligations, consist of the transfer of physical goods, including recycled ferrous and nonferrous metal, auto bodies, auto parts, and finished steel products, to customers. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. For example, the Company recognizes revenue on partially loaded bulk shipments of recycled ferrous metal when contractual terms support revenue recognition based on transfer of title and risk of loss. The majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination; for example, upon release of the goods to the shipper. The Company’s bill-and-hold arrangements involve transfer of control to the customer when the goods have been segregated from other inventory at the Company’s facility and are ready for physical transfer to the customer. Shipping and handling activities that occur after a customer has obtained control of a good are accounted for as fulfillment costs rather than an additional promise in a contract. As such, shipping and handling consideration (freight revenue) is recognized when control of the goods transfers to the customer, and freight expense is accrued to cost of goods sold when the related revenue is recognized.

68 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. Discounts offered to certain finished steel customers qualify as variable consideration as the discounts are contingent upon future events. Variable consideration arising from discounts is recognized upon the transfer of finished steel products to customers based upon either the expected value or the most likely amount and was not material for each of the years ended August 31, 2024, 2023, and 2022. The Company experiences very few sales returns and, therefore, no material provisions for returns have been made when sales are recognized. For each of the years ended August 31, 2024, 2023, and 2022, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense was $6 million, $5 million, and $6 million for the years ended August 31, 2024, 2023, and 2022, respectively.

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

69 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to Radius shareholders is computed by dividing net income (loss) attributable to Radius shareholders by the weighted average number of outstanding common shares during the period presented including vested deferred stock units (“DSUs”) and restricted stock units (“RSUs”) meeting certain criteria. Diluted net income (loss) per share attributable to Radius shareholders is computed by dividing net income (loss) attributable to Radius shareholders by the weighted average number of common shares outstanding, assuming dilution. Potentially dilutive common shares include the assumed vesting of DSU, RSU, and performance share awards using the treasury stock method. Net income (loss) attributable to noncontrolling interests is deducted from income (loss) from continuing operations to arrive at income (loss) from continuing operations attributable to Radius shareholders for the purpose of calculating income (loss) per share from continuing operations attributable to Radius shareholders. See Note 17 - Net Income (Loss) Per Share for further detail.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of August 31, 2024. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company's derivative financial instruments are major financial institutions.

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

70 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Inventories

Inventories consisted of the following as of August 31 (in thousands):

	2024	2023
Processed and unprocessed scrap metal	$137,013	$143,986
Semi-finished goods	14,846	9,959
Finished goods	72,225	60,348
Supplies	69,848	64,349
Inventories	$293,932	$278,642

Note 5 - Leases

The Company’s operating leases for real property underlying certain auto parts stores, metals recycling facilities, and administrative offices generally have non-cancellable lease terms of 5 to 10 years, many of which contain multiple renewal options for a further 5 to 20 years. Renewal options which the Company is reasonably certain to exercise are included in the measurement of lease term. The Company’s finance leases and other operating leases involve primarily transportation equipment assets, have non-cancellable lease terms of less than 10 years and usually do not include renewal options.

The Company’s fiscal 2024 total lease cost was $41 million, consisting primarily of operating lease expense of $26 million and short-term lease expense of $11 million. The Company’s fiscal 2023 and fiscal 2022 total lease cost was $38 million and $36 million, respectively, consisting primarily of operating lease expense of $25 million and short-term lease expense of $10 million in both periods. The other components of the Company’s total lease cost for each of fiscal 2024, 2023 and 2022, including finance lease amortization and interest expense, variable lease expense, and sublease income, were not material both individually and in aggregate. The substantial majority of the Company’s total lease cost for each of fiscal 2024, 2023, and 2022 is presented within cost of goods sold in the Consolidated Statements of Operations.

Finance lease assets and liabilities consisted of the following as of August 31 (in thousands):

	Balance Sheet Classification	2024	2023
Assets:
Finance lease right-of-use assets(1)	Property, plant and equipment, net	$8,377	$6,340
Liabilities:
Finance lease liabilities - current	Short-term borrowings	$2,098	$2,227
Finance lease liabilities - noncurrent	Long-term debt, net of current maturities	6,944	4,973
Total finance lease liabilities		$9,042	$7,200

(1)
Presented net of accumulated amortization of $5 million and $6 million as of August 31, 2024 and 2023, respectively.

The weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of August 31:

	2024		2023
	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (Years)	Weighted Average Discount Rate
Operating leases	8.5	4.5%	9.2	3.7%
Finance leases	4.8	6.0%	4.3	6.1%

71 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities by fiscal year as of August 31, 2024 were as follows (in thousands):

Year Ending August 31,	Finance Leases	Operating Leases
2025	$2,556	$24,308
2026	2,106	21,464
2027	1,933	19,654
2028	1,763	17,224
2029	1,262	13,668
Thereafter	701	52,201
Total lease payments	10,321	148,519
Less amounts representing interest	(1,279)	(25,011)
Total lease liabilities	9,042	123,508
Less current maturities	(2,098)	(19,262)
Lease liabilities, net of current maturities	$6,944	$104,246

Supplemental cash flow information and non-cash activity related to leases are as follows (in thousands):

	Year Ended August 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,684	$25,414	$25,351
Operating cash flows for finance leases	$414	$393	$403
Financing cash flows for finance leases	$2,388	$2,049	$1,483
Lease liabilities arising from obtaining right-of-use assets(1):
Operating leases	$28,538	$15,279	$12,000
Finance leases	$4,362	$3,596	$534

(1)
Amounts include new leases and adjustments to lease balances as a result of remeasurement.

Note 6 - Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of August 31 (in thousands):

	2024	2023
Machinery and equipment	$1,025,618	$952,480
Land and improvements	353,327	345,584
Buildings and leasehold improvements	183,052	169,940
Software licenses and ERP systems	32,540	34,195
Office equipment	16,041	15,898
Construction in progress	31,851	90,939
Property, plant and equipment, gross	1,642,429	1,609,036
Less accumulated depreciation	(970,237)	(902,231)
Property, plant and equipment, net(1)	$672,192	$706,805

(1)
Property, plant and equipment, net included $20 million and $21 million as of August 31, 2024 and 2023, respectively, related to the Company’s Canadian operations.

Depreciation expense for property, plant and equipment, which includes amortization expense for finance lease right-of-use assets, was $90 million, $84 million, and $72 million for the years ended August 31, 2024, 2023, and 2022, respectively. See Note 5 - Leases for additional disclosure on finance leases. Interest cost related to the construction of qualifying assets capitalized as part of the construction costs were not material in any of the periods presented.

72 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(1)
All of the acquired goodwill is tax deductible.

The following table summarizes the purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the November 18, 2022 acquisition date (in thousands):

		Useful Life
Supplier relationships	$10,375	6
Non-compete intangible assets	1,360	5
Customer relationships	220	6
	$11,955

The results of operations for the acquired ScrapSource business beginning as of the November 18, 2022 acquisition date are included in the accompanying consolidated financial statements. For the fiscal year ended August 31, 2023, the revenues and net income contributed by the acquired ScrapSource business and reported in the Consolidated Statements of Operations, as well as the prior fiscal year unaudited pro forma amounts of revenue and net income, were not material to the financial statements taken as a whole.

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

73 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Information

The following unaudited pro forma information presents the effect on the consolidated financial results of the Company of the Columbus Recycling and Encore Recycling businesses acquired during fiscal 2022 as though the businesses had been acquired as of the beginning of fiscal 2021 (in thousands):

Year Ended August 31,
2022
Revenues	$3,566,000
Net income	$184,500
Net income attributable to Radius shareholders	$181,000

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

Note 8 - Goodwill and Other Intangible Assets, net

Goodwill

In the fourth quarter of fiscal 2024, the Company performed the annual goodwill impairment test as of July 1, 2024. As of the testing date, the balance of the Company’s goodwill was $13 million, which was allocated to one reporting unit, a recycling services operation. The Company elected to perform the qualitative assessment for this reporting unit and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value as of the testing date, and, therefore, no further impairment testing was required.

Fiscal 2024 Goodwill Impairment

In the third quarter of fiscal 2024, the Company identified a triggering event that indicated the goodwill allocated to certain of the Company’s reporting units may be impaired. Prior to the third quarter of fiscal 2024, the Company had most recently performed the quantitative impairment test for goodwill carried by three of its reporting units, consisting of two regional metals recycling operations and its network of auto parts stores, as of July 1, 2023, as described under the “Fiscal 2023 Impairment” subheading within this Note 8, below.

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

74 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2023 Goodwill Impairment

In the fourth quarter of fiscal 2023, the Company performed the annual goodwill impairment test as of July 1, 2023. As of the testing date, the balance of the Company’s goodwill was $269 million, which was allocated among four reporting units. All of the approximately $13 million of goodwill carried by one of the reporting units related to the business acquisition that was completed in fiscal 2023. The Company elected to perform the qualitative assessment for this reporting unit and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. The remaining $256 million of goodwill as of the testing date was allocated among three reporting units, which consist of two regional metals recycling operations and the Company's network of auto parts stores. Based primarily on the respective financial and operational performance of each of these three reporting units and the Company overall, as well as the year-over-year decrease in the Company’s market capitalization as of the testing date, the Company elected to not perform the qualitative assessment and to proceed directly to the quantitative impairment test for goodwill allocated to the three reporting units to identify potential impairment and measure an impairment loss, if necessary.

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

The projections used in the income approach took into consideration, as applicable, the impact of recent and current market conditions for ferrous and nonferrous recycled metals and retail auto parts, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and recent trends in production and other operating costs. The projections assumed a recovery of operating margins from the levels experienced at the measurement date over a multi-year period. The WACC rate used in the income approach valuation ranged from 13.6% to 13.7%. The terminal growth rate used was 2%. A reporting-unit-specific risk premium is embedded in the WACC to reflect the perceived level of uncertainty inherent in each reporting unit's expected future cash flows. As part of the goodwill impairment test, the Company performed a reconciliation of its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium.

The gross change in the carrying amount of goodwill for the years ended August 31, 2024 and 2023 was as follows (in thousands):

Goodwill
Balance as of September 1, 2022	$255,198
Additions(1)	14,759
Measurement period adjustments(2)	(725)
Impairments	(39,270)
Foreign currency translation adjustment	(543)
Balance as of August 31, 2023	229,419
Impairments	(215,941)
Foreign currency translation adjustment	(373)
Balance as of August 31, 2024	$13,105

(1)
Additions to goodwill in fiscal 2023 relate to the ScrapSource business acquired on November 18, 2022. All additions are presented exclusive of measurement period adjustments. See Note 7 - Business Acquisitions.
(2)
Measurement period adjustments in fiscal 2023 relate to the acquired ScrapSource and Encore Recycling businesses.

Accumulated goodwill impairment charges were $726 million as of August 31, 2024.

75 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets, net

The following table presents the Company’s other intangible assets as of August 31 (in thousands):

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Supplier relationships	$31,299	$(11,438)	$19,861	$31,299	$(6,720)	$24,579
Covenants not to compete	7,838	(4,403)	3,435	8,756	(4,796)	3,960
Customer relationships	3,846	(1,480)	2,366	3,846	(926)	2,920
Indefinite-lived intangibles(1)	1,081	—	1,081	1,081	—	1,081
Software assets	2,144	(231)	1,913	—	—	—
Total	$46,208	$(17,552)	$28,656	$44,982	$(12,442)	$32,540

(1)
Indefinite-lived intangibles include previously acquired trade names and certain permits and licenses.

See Note 7 - Business Acquisitions for information regarding intangible assets acquired in business combinations during the years ended August 31, 2023 and 2022. Total intangible asset amortization expense was $6 million in each of the years ended August 31, 2024 and 2023, and was $3 million for the year ended August 31, 2022. There were no impairments of amortized intangible assets recognized in the periods presented.

The estimated amortization expense, based on current intangible asset balances, during the next five fiscal years and thereafter is as follows (in thousands):

Years Ending August 31,	Estimated Amortization Expense
2025	$6,641
2026	6,722
2027	6,616
2028	6,175
2029	1,421
Thereafter	—
Total	$27,575

Note 9 - Debt

Debt consisted of the following as of August 31 (in thousands):

	2024	2023
Bank revolving credit facilities, interest primarily at SOFR plus a spread	$393,612	$230,000
Finance lease liabilities	9,042	7,200
Other debt obligations	12,116	12,192
Total debt	414,770	249,392
Less current maturities	(5,688)	(5,813)
Debt, net of current maturities	$409,082	$243,579

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

76 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 31, 2024 and 2023, borrowings outstanding under the credit facilities were $394 million and $230 million respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 8.0% and 7.2% as of August 31, 2024 and 2023, respectively.

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. The financial covenants under the credit agreement included (a) a consolidated fixed charge coverage ratio, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges which, for the fiscal quarters ending May 31, 2024 through February 28, 2025, has been replaced with maintenance covenants during that period requiring compliance with a minimum permitted interest coverage ratio and a minimum permitted asset coverage ratio as per the Fourth Amendment as described above and (b) a consolidated leverage ratio, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, and accounts receivable. The Fourth Amendment expanded the collateral package provided to the lenders to include most other personal property and equity interests held by the Company and the Guarantors in their respective subsidiaries.

As of August 31, 2024, the Company was in compliance with the applicable financial covenants under the Amended Credit Agreement. While the Company expects to remain in compliance with the financial covenants under the credit agreement, the Company may not be able to do so in the event market conditions do not improve, or other factors have a significant adverse impact on its results of operations and financial position. If the Company does not maintain compliance with its financial covenants and is unable to obtain an amendment or waiver from its lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under the Amended Credit Agreement and acceleration of the amounts owed under the Agreement.

Other debt obligations, which totaled $12 million as of both August 31, 2024 and 2023 primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

77 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principal payments on the Company’s bank revolving credit facilities and other debt obligations during the next five fiscal years and thereafter are as follows (in thousands):

Year Ending August 31,	Credit Facilities	Other Debt Obligations
2025	$—	$3,590
2026	—	2,453
2027	393,612	2,568
2028	—	2,622
2029	—	694
Thereafter	—	189
Total	$393,612	$12,116

See Note 5 - Leases for additional disclosure on finance lease obligations, including payments during the next five fiscal years and thereafter. The Company maintains stand-by letters of credit to provide for certain obligations including workers’ compensation and performance bonds. The Company had $7 million and $8 million outstanding under these arrangements as of August 31, 2024 and 2023, respectively.

Note 10 - Commitments and Contingencies

Contingencies - Environmental

Changes in the Company’s environmental liabilities for the years ended August 31, 2024 and 2023 were as follows (in thousands):

Balance as of September 1, 2022	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2023	Liabilities Established (Released), Net	Payments and Other	Ending Balance August 31, 2024	Current Liability	Noncurrent Liability
$68,500	$10,697	$(12,420)	$66,777	$5,479	$(6,607)	$65,649	$13,232	$52,417

The Company has environmental liabilities for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

78 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the EPA issued a Record of Decision (“ROD”) that identified the selected remedy for Portland Harbor. The EPA has estimated the total cost of the selected remedy at $1.7 billion with a then net present value cost of $1.05 billion (at a 7% discount rate) and an estimated construction period of 13 years following completion of the remedial designs. In the ROD, the EPA stated that the cost estimate is an order-of-magnitude engineering estimate that is expected to be within +50% to -30% of the actual project cost and that changes in the cost elements are likely to occur as a result of new information and data collected during the engineering design. Accordingly, the final cost may differ materially from that set forth in the ROD. The Company has identified a number of concerns regarding the remedy described in the ROD, which is based on data that is more than 15 years old, and the EPA’s estimates for the costs and time required to implement the selected remedy. Moreover, the ROD provided only Portland Harbor site-wide cost estimates and did not provide sufficient detail to estimate costs for specific sediment management areas within Portland Harbor. In addition, the ROD did not determine or allocate the responsibility for remediation costs among the PRPs.

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

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both August 31, 2024 and 2023, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

The Company’s environmental liabilities as of August 31, 2024 and 2023 included $5 million and $2 million, respectively, relating to the Portland Harbor matters described above.

79 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of August 31, 2024 and 2023, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 2 – Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remediation, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor although there are no assurances that those policies will cover all the costs which the Company may incur. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated settlements with certain insurers of claims against them related to Portland Harbor, continue to seek settlements with other insurers, and formed two QSFs which became operative in fiscal 2020 and 2023, respectively, to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSFs may not cover all of the costs which the Company may incur. Each QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two managers unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of each VIE that most significantly impact its economic performance. The Company’s appointee to co-manage each VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage each VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies and agreements with other third parties, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company's insurance policies and agreements with other third parties may not cover all the costs which the Company incurs. As of both August 31, 2024 and 2023, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

80 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of August 31, 2024 and 2023, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of August 31, 2024 and 2023, the Company had $5 million and $4 million, respectively, accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators.

In addition, the Company’s loss contingencies as of August 31, 2024 and 2023 included $2 million and $5 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. In fiscal 2023 the Company accrued an incremental $7 million for certain soil remediation activities based on additional information related to estimated costs to complete. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company's subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of both August 31, 2024 and 2023 included $10 million, for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded in fiscal 2021. In fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of August 31, 2024, pending completion, approval, and implementation of the remediation action plan.

81 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Contingencies - Other

On May 6, 2022, The Athletics Investment Group LLC (“A’s”) filed an action in the Superior Court of the State of California, County of Alameda against the Bay Area Air Quality Management District (“BAAQMD”) as Respondent and the Company as Real Party in Interest (the “BAAQMD Case”) alleging that the BAAQMD has failed to properly regulate the Company’s Oakland shredder facility under the federal and California Clean Air Acts and seeking an order requiring the BAAQMD to revoke the Company’s Permit to Operate for the Oakland facility. On June 3, 2022, the BAAQMD removed this action to the United States District Court, Northern District of California where the A’s had previously filed an action against the Company on July 7, 2021 raising substantially similar issues under the federal Clean Air Act’s citizen suit provision alleging violations by the Oakland facility of the federal Clean Air Act and permit conditions and seeking declaratory and injunctive relief (the “CAA Case”). The A’s recently disclosed that they were also seeking up to approximately $183 million in fines in the CAA Case, which claims the Company denies. The Company has vigorously defended against the claims asserted in the CAA Case, which is currently set for trial commencing November 12, 2024. The BAAQMD Case was remanded back to Alameda Superior Court on October 7, 2022, and no schedule has yet been established for that case.

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

82 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows as of August 31, 2024, 2023, and 2022 (in thousands):

	Foreign Currency Translation Adjustments	Cash Flow Hedges, net	Pension Obligations, net	Total
Balance as of September 1, 2021	$(31,609)	$—	$(2,945)	$(34,554)
Other comprehensive income (loss) before reclassifications	(3,070)	—	355	(2,715)
Income tax expense	—	—	(80)	(80)
Other comprehensive income (loss) before reclassifications, net of tax	(3,070)	—	275	(2,795)
Amounts reclassified from accumulated other comprehensive loss	—	—	336	336
Income tax benefit	—	—	(76)	(76)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	260	260
Net periodic other comprehensive income (loss)	(3,070)	—	535	(2,535)
Balance as of August 31, 2022	(34,679)	—	(2,410)	(37,089)
Other comprehensive loss before reclassifications	(2,661)	(277)	(2)	(2,940)
Income tax benefit	—	62	—	62
Other comprehensive loss before reclassifications, net of tax	(2,661)	(215)	(2)	(2,878)
Amounts reclassified from accumulated other comprehensive loss	—	(115)	481	366
Income tax expense (benefit)	—	26	(108)	(82)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(89)	373	284
Net periodic other comprehensive income (loss)	(2,661)	(304)	371	(2,594)
Balance as of August 31, 2023	(37,340)	(304)	(2,039)	(39,683)
Other comprehensive income (loss) before reclassifications	(338)	(86)	178	(246)
Income tax expense	—	20	(40)	(20)
Other comprehensive income (loss) before reclassifications, net of tax	(338)	(66)	138	(266)
Amounts reclassified from accumulated other comprehensive loss	—	(1,365)	1,078	(287)
Income tax expense (benefit)	—	307	(243)	64
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(1,058)	835	(223)
Net periodic other comprehensive income (loss)	(338)	(1,124)	973	(489)
Balance as of August 31, 2024	$(37,678)	$(1,428)	$(1,066)	$(40,172)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Consolidated Statements of Operations in all periods presented.

83 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Year Ended August 31,
	2024	2023	2022
Major product information:
Ferrous revenues	$1,388,543	$1,439,983	$1,914,255
Nonferrous revenues	738,843	781,102	892,444
Steel revenues(1)	439,762	507,550	531,731
Retail and other revenues	171,544	153,589	147,385
Total revenues	$2,738,692	$2,882,224	$3,485,815
Revenues based on sales destination:
Foreign	$1,464,999	$1,508,019	$1,925,235
Domestic	1,273,693	1,374,205	1,560,580
Total revenues	$2,738,692	$2,882,224	$3,485,815

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

In fiscal 2024, 2023, and 2022, the Company had no external customer that accounted for more than 10% of the Company’s consolidated revenues. Sales to customers located in foreign countries are a significant part of the Company’s business. The schedule below identifies those foreign countries to which the Company’s sales exceeded 10% of consolidated revenues in any of the last three years ended August 31 (in thousands):

	2024	% of Revenue	2023	% of Revenue	2022	% of Revenue
Revenues
Bangladesh	$410,531	15%	N/A	N/A	$446,385	13%
Turkey	$335,581	12%	N/A	N/A	N/A	N/A

N/A = Sales were less than the 10% threshold.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of August 31, 2024 and 2023, receivables from contracts with customers, net of an allowance for credit losses, represented substantially all of total accounts receivable reported in the Consolidated Balance Sheets as of each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts reported within accounts payable in the Consolidated Balance Sheets, totaled $10 million and $7 million as of August 31, 2024 and 2023, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

Note 13 - Employee Benefits

The Company and certain of its subsidiaries have or contribute to qualified and nonqualified retirement plans. These plans include a defined benefit pension plan, a supplemental executive retirement benefit plan (“SERBP”), multiemployer pension plans, defined contribution plans, and a deferred compensation plan.

84 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Pension Plan and Supplemental Executive Retirement Benefit Plan

The Company maintains a qualified defined benefit pension plan for certain nonunion employees. Effective June 30, 2006, the Company froze this plan and ceased accruing further benefits for employee service. The Company reflects the funded status of the defined benefit pension plan as a net asset or liability in its Consolidated Balance Sheets. Changes in its funded status are recognized in comprehensive income. The Company amortizes as a component of net periodic pension benefit cost a portion of the net gain or loss reported within accumulated other comprehensive loss if the beginning-of-year net gain or loss exceeds 5% of the greater of the benefit obligation or the market value of plan assets. The net funded status of the pension plan was as follows:

	Year Ended August 31,
	2024	2023
Fair value of plan assets	$13,385	$14,513
Projected benefit obligation	(9,565)	(10,947)
Net funded status	$3,820	$3,566

Under the fair value hierarchy, plan assets comprised Level 1 and Level 2 investments as of August 31, 2024 and 2023. No significant contributions are expected to be made to the defined benefit pension plan in the future; however, changes in the discount rate or actual investment returns that are lower than the long-term expected return on plan assets could result in the need for the Company to make additional contributions. The assumed discount rate used to calculate the projected benefit obligation was 4.8% and 5.1% as of August 31, 2024 and 2023, respectively. The Company estimates future annual benefit payments to be between $500 thousand and $2 million per year.

The Company also has a nonqualified SERBP for certain executives. A restricted trust fund has been established with assets invested in life insurance policies that can be used for plan benefits, although the fund is subject to claims of the Company’s general creditors. The trust fund is included in other assets, the current portion of the pension liability is included in other accrued liabilities, and the noncurrent portion of the pension liability is included in other long-term liabilities in the Company’s Consolidated Balance Sheets. The trust fund was valued at $4 million as of each August 31, 2024 and 2023. The trust fund assets’ gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations. The benefit obligation was $4 million as of each of August 31, 2024 and 2023.

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

One of the multiemployer plans that the Company contributes to is the Steelworkers Western Independent Shops Pension Plan (“WISPP,” EIN 90-0169564, Plan No. 001) benefiting the union employees of the Company’s steel manufacturing operations, which are covered by a collective bargaining agreement that will expire on March 31, 2026. As of October 1, 2022, the WISPP was certified by the plan’s actuaries as being in the Green Zone, as defined by the Pension Protection Act of 2006. The Company contributed $4 million to the WISPP for each of the years ended August 31, 2024, 2023, and 2022. These contributions represented more than 5% of total contributions to the WISPP for each year.

Company contributions to all of the multiemployer plans totaled $8 million for the year ended August 31, 2024, and $7 million for each of the years ended August 31, 2023, and 2022.

Defined Contribution Plans

The Company has several defined contribution plans covering certain employees. Company contributions to the defined contribution plans totaled $6 million, for the years ended August 31, 2024 and 2023, and totaled $5 million for the year ended August 31, 2022.

85 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plan

In fiscal 2021, the Company established a non-qualified deferred compensation plan (the “DCP”) which permits eligible employees to elect to defer receipt of compensation including salary, bonuses, and certain equity awards made under the Company’s long-term incentive plan. The DCP also allows the Company to make discretionary contributions to participant accounts that may be subject to one or more vesting schedules. Participant contributions, excluding equity awards subject to vesting conditions, are fully vested at all times. The deferred compensation liability as of August 31, 2024 and 2023 was $6 million and $4 million, respectively, consisted entirely of deferred salary and bonuses, and was substantially all noncurrent and classified within other long-term liabilities on the Consolidated Balance Sheets. The Company maintains a rabbi trust to fund obligations under the DCP. The carrying value of assets held in the rabbi trust, which comprise company-owned life insurance policies, substantially equaled the deferred compensation liability as of both August 31, 2024 and 2023. The rabbi trust asset is classified within other assets on the Consolidated Balance Sheets.

Note 14 - Share-Based Compensation

The Company’s 1993 Stock Incentive Plan, as amended (the “1993 Plan”), was established to provide for the grant of stock-based compensation awards to its employees, consultants, and directors. The 1993 Plan authorized the grant of restricted shares, restricted stock units, performance-based awards including performance share awards, stock options, and stock appreciation rights, and other stock-based awards. The 1993 Plan was administered by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”).

On January 30, 2024, the Company’s shareholders approved the Radius Recycling, Inc. 2024 Omnibus Incentive Plan (the “2024 Omnibus Incentive Plan”). The 2024 Omnibus Incentive Plan authorizes the Compensation Committee to grant to directors, officers, employees, consultants, and advisors of the Company incentive compensation, including share-based compensation. The 2024 Omnibus Incentive Plan replaces and supersedes the remaining shares available for grant under 1993 Plan. There are 3.0 million shares of Class A common stock reserved for issuance under the 2024 Omnibus Incentive Plan. Additionally, any awards granted under the 1993 Plan and subsequently canceled or withheld in payment for taxes relating to an award vesting will become available for future grants under the 2024 Omnibus Incentive Plan. As of August 31, 2024, there were 3.1 million shares available for future grants.

Share-based compensation expense was $9 million, $11 million, and $19 million for the years ended August 31, 2024, 2023, and 2022, respectively.

Restricted Stock Units (“RSUs”)

Both the 2024 Omnibus Incentive Plan and the 1993 Plan authorize RSU awards to certain employees subject to certain conditions and restrictions. RSUs generally vest 20% per year over five years commencing October 31 of the year after grant. Each RSU entitles the recipient to receive one share of Class A common stock upon vesting. The estimated fair value of an RSU is based on the market closing price of the underlying Class A common stock on the date of grant. Compensation cost for RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the five-year term of the award is the longer of two years or the period ending on the date retirement eligibility is achieved.

A summary of the Company’s RSU activity for the year ended August 31, 2024 is as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2023	714	$28.57
Granted	290	$23.39
Vested	(250)	$25.50
Forfeited	(31)	$33.36
Outstanding as of August 31, 2024	723	$27.34

For the years ended August 31, 2023, and 2022, the weighted average grant date fair value of RSUs granted was $31.80 and $52.32, respectively. The total fair value of RSUs that vested, based on the market closing price of the underlying Class A common stock on the vesting date, was $5 million, $7 million, and $8 million for the years ended August 31, 2024, 2023, and 2022, respectively. As of August 31, 2024, total unrecognized compensation costs related to unvested RSUs amounted to $8 million, which is expected to be recognized over a weighted average period of two years.

86 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards

Both the 2024 Omnibus Incentive Plan and the 1993 Plan authorize the issuance of performance-based awards to certain employees subject to certain conditions and restrictions. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance goals established by the Compensation Committee. A participant generally must be employed by the Company on October 31 following the end of the performance period to receive an award payout. However, adjusted awards are paid if employment terminates earlier on account of a qualifying employment termination event such as death, disability, retirement, termination without cause after the first year of the performance period, or a sale of the Company.

In recent years, the performance share awards have comprised two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. For awards granted in fiscal 2024, the performance metrics are the Company’s total shareholder return (“TSR”) based on the Company’s average TSR percentile rank relative to a designated peer group and the Company’s recycled metal volume growth. Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by the payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR awards granted in fiscal 2024 stipulate certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

For awards granted in fiscal 2023 and fiscal 2022, the performance metrics are the Company’s recycled metal volume growth and its return on capital employed (“ROCE”). Award share payouts depend on the extent to which the performance goals have been achieved, which performance-based payout factors are adjusted by a TSR modifier based on the Company’s average TSR percentile rank relative to a designated peer group. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by an initial payout factor based on recycled metal volume growth and ROCE, which ranges from a threshold of 50% to a maximum of 200%. The final payout factor is then determined by applying the TSR modifier to the initial payout factor within a certain range, with a maximum increase or decrease of 20%.

The Company estimates the fair value of performance share awards with a TSR market condition using a Monte-Carlo simulation model utilizing several key assumptions, including the following for such awards granted during the years ended August 31:

	2024	2023	2022
Expected share price volatility (Radius)	47.9%	56.1%	51.6%
Expected share price volatility (Peer group)	46.6%	60.5%	58.5%
Expected correlation to peer group companies	46.6%	48.1%	46.0%
Risk-free rate of return	4.8%	4.2%	0.6%

The fair value of the recycled metal volume growth awards granted in fiscal 2024, which awards do not have a TSR market condition, is based on the market closing price of the underlying Class A common stock on the grant date.

The compensation cost for the TSR-based performance share awards granted in fiscal 2024 is based on the grant-date fair value, net of estimated forfeitures, and is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period), regardless of whether the market condition has been or will be satisfied.

The compensation cost for performance share awards with a non-market performance condition granted in fiscal year 2024 (recycled metals volume growth) and fiscal years 2023 and 2022 (either recycled metals volume growth or ROCE, with a TSR modifier) is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period) based on the probable outcome of achieving the specified performance conditions, net of estimated forfeitures. The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or that it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed.

87 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s performance-based awards activity for the year ended August 31, 2024 is as follows:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2023	627	$32.44
Granted - Recycled metal volume growth	145	$23.39
Granted - TSR	148	$22.94
Performance achievement(1)	146	$22.26
Vested	(395)	$22.30
Forfeited	(97)	$26.19
Outstanding as of August 31, 2024	574	$33.15

(1)
Reflects the net number of awards achieved above target levels based on actual performance measured at the end of the performance period.

For the years ended August 31, 2023 and 2022, the weighted average grant date fair value per share of performance share awards granted was $32.10 and $54.29, respectively. The total fair value of performance share awards which vested, based on the market closing price of the Company’s Class A common stock on the vesting date, was $9 million, $13 million, and $14 million for the years ended August 31, 2024, 2023, and 2022, respectively. As of August 31, 2024, total unrecognized compensation costs related to unvested performance share awards amounted to $4 million, which is expected to be recognized over a weighted average period of two years.

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

During the years ended August 31, 2024, 2023, and 2022 the compensation cost associated with DSUs and the total value of shares granted and vested during each of these fiscal years, as well as the unrecognized compensation cost as of August 31, 2024, were not material.

Note 15 - Derivative Financial Instruments

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt and may enter interest rate swap contracts to effectively manage the impact of interest rate changes on its outstanding debt, which has predominantly floating interest rates. The Company does not enter interest rate swap transactions for trading or speculative purposes.

During the fiscal year ended August 31, 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. These contracts mature in August 2026. As of each of August 31, 2024 and 2023, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

The fair value of derivative instruments in the Consolidated Balance Sheet as of August 31, 2024 and 2023 is as follows (in thousands):

88 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Asset (Liability) Derivatives
	Balance Sheet Location	August 31, 2024	August 31, 2023
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$1,163
Interest rate swap contracts	Other accrued liabilities	(174)	—
Interest rate swap contracts	Other long-term liabilities	(1,667)	(1,555)

See Note 11 - Accumulated Other Comprehensive Loss for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Consolidated Statement of Operations for the years ended August 31, 2024 and 2023, which reclassified amounts totaled $1 million and less than $1 million, respectively. Total interest expense was $27 million and $19 million for the years ended August 31, 2024 and 2023, respectively. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the years ended August 31, 2024 and 2023.

Note 16 - Income Taxes

Income (loss) from continuing operations before income taxes was as follows for the years ended August 31 (in thousands):

	2024	2023	2022
United States	$(305,577)	$(32,541)	$204,150
Foreign	(15,856)	4,465	12,526
Total	$(321,433)	$(28,076)	$216,676

Income tax expense (benefit) from continuing operations consisted of the following for the years ended August 31 (in thousands):

	2024	2023	2022
Current:
Federal	$(5,161)	$(377)	$18,114
State	207	974	1,392
Foreign	(318)	590	39
Total current tax expense (benefit)	(5,272)	1,187	19,545
Deferred:
Federal	(53,831)	(4,198)	21,771
State	(264)	(686)	780
Foreign	4,082	950	2,501
Total deferred tax expense (benefit)	(50,013)	(3,934)	25,052
Total income tax expense (benefit)	$(55,285)	$(2,747)	$44,597

A reconciliation of the difference between the federal statutory rate and the Company’s effective tax rate for the years ended August 31 is as follows:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of credits	2.1	5.0	1.6
Foreign income taxed at different rates	—	(1.2)	—
Valuation allowance on deferred tax assets	(4.5)	(6.1)	0.4
Non-deductible officers’ compensation	(0.3)	(7.8)	2.5
Other non-deductible expenses	(0.4)	(1.6)	0.3
Research and development credits	0.4	6.4	(0.9)
Tax return to provision adjustment	—	(1.2)	(2.4)
Unrecognized tax benefits	0.1	(8.5)	1.2
Interest income	0.2	1.4	(0.1)
Excess tax benefit from stock-based compensation	—	3.2	(1.6)
Non-deductible goodwill	(1.5)	—	—
Other	0.1	(0.8)	(1.4)
Effective tax rate	17.2%	9.8%	20.6%

89 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate

The Company’s effective tax rate from continuing operations for fiscal year 2024 was a benefit on pre-tax loss of 17.2%, compared to a benefit on pre-tax loss of 9.8% for fiscal 2023 and an expense on pre-tax income of 20.6% for fiscal 2022, respectively. The Company’s effective tax rate from continuing operations for fiscal 2024 was lower than the U.S. federal statutory rate of 21% primarily due to the effect of permanent differences from non-deductible goodwill and the recognition of a valuation allowance against deferred tax assets in the Company’s U.S. federal, state and foreign tax jurisdictions. The Company's effective tax rate from continuing operations for fiscal 2023 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the relatively low absolute level of pre-tax earnings, permanent differences from non-deductible expenses, and unrecognized tax benefits. The Company’s effective tax rate from continuing operations for fiscal 2022 approximated the U.S. federal statutory rate of 21%, reflecting tax benefits from vesting of share-based awards, the foreign derived intangible income (“FDII”) deduction, and research and development credits, offset by the aggregate impact of state taxes and permanent differences from non-deductible expenses.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities comprised the following as of August 31 (in thousands):

	2024	2023
Deferred tax assets:
Operating lease liabilities	$19,806	$17,605
Amortizable goodwill and other intangibles	44,193	13,488
Employee benefit accruals	6,709	8,772
Net operating loss carryforwards	35,089	20,280
Environmental liabilities	10,755	10,109
Other contingencies	1,911	5,579
State credit carryforwards	8,360	7,711
Inventory valuation methods	1,755	2,508
163(j) interest expense carryforward	10,138	3,786
Other	5,424	3,407
Valuation allowances	(31,420)	(17,042)
Total deferred tax assets	112,720	76,203
Deferred tax liabilities:
Accelerated depreciation and other basis differences	60,193	61,938
Operating lease right-of-use assets	19,786	17,573
Investment in operating partnerships	14,805	25,769
Prepaid expense acceleration and other	3,831	6,827
Total deferred tax liabilities	98,615	112,107
Net deferred tax assets (liabilities)	$14,105	$(35,904)

As of August 31, 2024, deferred tax assets related to U.S. federal operating loss carryforwards were $24 million which had a $5 million valuation allowance and no expiration period, and deferred tax assets related to state operating loss carryforwards were $12 million, which had a full valuation allowance. Incremental state operating loss carryforwards will begin to expire if not used on tax returns filed between fiscal years 2025 and 2045. State credit carryforwards had a full valuation allowance and will begin to expire if not used on tax returns filed between fiscal years 2025 and 2039.

Valuation Allowances

The goodwill impairment charge recognized in the third quarter of fiscal 2024 led to a significant increase in the Company’s deferred tax assets, and as a result, the future reversal of existing taxable temporary differences as a source of income does not support the full realization of deferred tax assets. In fiscal 2024, the Company determined that it is more likely than not that the tax benefits associated with certain of its deferred tax assets will not be realized and recorded a $14 million valuation allowance against deferred tax assets in the Company’s U.S. federal, state and foreign tax jurisdictions.

90 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes

The following table summarizes the activity related to the Company’s reserve for unrecognized tax benefits, excluding interest and penalties, for the years ended August 31 (in thousands):

	2024	2023	2022
Unrecognized tax benefits, as of the beginning of the year	$11,830	$10,326	$8,320
Additions (reductions) for tax positions of prior years	26	281	1,055
Additions for tax positions of the current year	755	1,223	974
Reductions for lapse of statutes	(4,710)	—	(23)
Unrecognized tax benefits, as of the end of the year	$7,901	$11,830	$10,326

The recognized amount of tax-related penalties and interest was not material for each of the fiscal years presented in this report.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2021 to 2023 remain subject to examination under the statute of limitations.

Note 17 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to Radius shareholders for the years ended August 31 (in thousands):

	2024	2023	2022
Income (loss) from continuing operations	$(266,148)	$(25,329)	$172,079
Net income attributable to noncontrolling interests	(187)	(353)	(3,196)
Income (loss) from continuing operations attributable to Radius shareholders	(266,335)	(25,682)	168,883
Loss from discontinued operations, net of tax	(76)	(109)	(83)
Net income (loss) attributable to Radius shareholders	$(266,411)	$(25,791)	$168,800
Computation of shares:
Weighted average common shares outstanding, basic	28,417	28,008	28,084
Incremental common shares attributable to dilutive performance share, RSU and DSU awards	—	—	1,445
Weighted average common shares outstanding, diluted	28,417	28,008	29,529

Common stock equivalent shares of 322,651, 698,847, and 113,005 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share attributable to Radius shareholders for the years ended August 31, 2024, 2023, and 2022 respectively.

Note 18 - Related Party Transactions

The Company purchases recycled metal from its joint venture operation at prices that approximate fair market value. These purchases totaled $19 million, $18 million, and $26 million for the years ended August 31, 2024, 2023, and 2022, respectively.

91 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended August 31, 2024, 2023, and 2022

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Fiscal 2024
Allowance for credit losses	$1,590	$442	$(114)	$1,918
Deferred tax valuation allowance	$17,042	$15,132	$(754)	$31,420
Fiscal 2023
Allowance for credit losses	$1,550	$311	$(271)	$1,590
Deferred tax valuation allowance	$15,342	$1,873	$(173)	$17,042
Fiscal 2022
Allowance for credit losses	$1,566	$40	$(56)	$1,550
Deferred tax valuation allowance	$14,522	$2,326	$(1,506)	$15,342

92 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

93 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding executive officers is included in “Executive Officers of the Company” in Part I, Item 1. Business of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics

On November 10, 2023, the Board of Directors approved a revised Company’s Code of Conduct that is applicable to all of its directors and employees. This document is posted under the caption “About Us – Culture – Ethics & Code of Conduct” on the Company’s internet website (www.radiusrecycling.com) and is available free of charge by calling the Company or submitting a request to ir@rdus.com. The Company intends to satisfy its disclosure obligations with respect to any amendments to or waivers of the Code of Conduct for directors, executive officers, or Senior Financial Officers by posting such information on its internet website set forth above rather than by filing a Form 8-K.

The other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

94 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K
		PAGE
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	51

	Consolidated Balance Sheets as of August 31, 2024 and 2023	54

	Consolidated Statements of Operations for each of the three years ended August 31, 2024, 2023, and 2022	55

	Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended August 31, 2024, 2023, and 2022	56

	Consolidated Statements of Equity for each of the three years ended August 31, 2024, 2023, and 2022	57

	Consolidated Statements of Cash Flows for each of the three years ended August 31, 2024, 2023, and 2022	58

	Notes to the Consolidated Financial Statements	60

2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts for each of the three years ended August 31, 2024, 2023, and 2022	92

	All other schedules are omitted as the information is either not applicable or is not required.

3.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2024, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2024, and incorporated herein by reference.

4.1	Description of Registrant’s Securities.

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

95 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

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

10.10

Fourth Amendment, dated as of June 17, 2024, to Third Amended and Restated Credit Agreement dated as of April 6, 2016 by and among Radius Recycling, Inc. as the US Borrower, Schnitzer Steel Canada Ltd., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2024, and incorporated herein by reference.

10.11	Amended and Restated Security and Pledge Agreement dated as of July 10, 2024 among Radius Recycling, Inc., the other Grantor’s party thereto and Bank of America, N.A., as Administrative Agent.

10.12

Amended, Restated and Consolidated Canadian Security and Pledge Agreement dated as of July 10, 2024 among Schnitzer Steel Canada Ltd., the other Grantor’s party thereto and Bank of America, N.A., as Administrative Agent.

*10.13	Amended Executive Annual Bonus Plan. Filed as Appendix A to the Registrant’s Annual Proxy Report on Form DEF 14A filed on December 17, 2014, and incorporated herein by reference.

*10.14

Annual Incentive Compensation Plan, effective September 1, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

*10.15

1993 Stock Incentive Plan of the Registrant as Amended and Restated on November 7, 2013. Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on December 18, 2013, and incorporated herein by reference.

*10.16	2024 Omnibus Incentive Plan of the Registrant. Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 30, 2024, and incorporated herein by reference.

*10.17

Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors for awards granted prior to 2023. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006, and incorporated herein by reference.

*10.18

Form of Deferred Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for non-employee directors for awards granted in 2023. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended February 28, 2023, and incorporated herein by reference.

*10.19

Form of Deferred Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan used for non-employee directors for awards granted in 2024. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended February 29, 2024, and incorporated herein by reference.

*10.20

Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended February 28, 2022, and incorporated herein by reference.

96 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

*10.21

Summary Sheet for 2024 Non-Employee Director Compensation. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, and incorporated herein by reference.

*10.22

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

*10.24

Form of Change in Control Severance Agreement between the Registrant and executive officers other than Tamara L. Lundgren and used for agreements entered into between 2011 and 2014. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed October 29, 2013 and incorporated herein by reference.

*10.25

Form of Change in Control Severance Agreement between the Registrant and executive officers other than Tamara L. Lundgren and used for agreements entered into after 2014. Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed October 27, 2015, and incorporated herein by reference.

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

*10.29

Amended and Restated Change in Control Severance Agreement by and between the Registrant and Tamara L. Lundgren dated October 29, 2008. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 4, 2008, and incorporated herein by reference.

*10.30	Form of Indemnification Agreement for Directors and certain officers. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2016, and incorporated herein by reference.

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

*10.33

Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted between fiscal 2021 and fiscal 2023. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 and incorporated herein by reference.

*10.34

Form of Restricted Stock Unit Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2024. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023 and incorporated herein by reference.

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

97 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

*10.37

Form of Long-Term Incentive Award Agreement under the 1993 Stock Incentive Plan used for awards granted in fiscal 2024. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023 and incorporated herein by reference.

*10.38

Fiscal 2024 Annual Performance Bonus Program for Tamara L. Lundgren. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023 and incorporated herein by reference.

*10.39	Schnitzer Steel Deferred Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021 and incorporated herein by reference.

*10.40	Consulting and Release Agreement by and between the Registrant and Richard D. Peach, dated July 2, 2024.

19.1	Stock Trading Policy of the Registrant

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy of the Registrant

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

98 / Radius Recycling, Inc. Form 10-K Fiscal 2024

Table of Contents	RADIUS RECYCLING, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUS RECYCLING, INC.
Dated: October 24, 2024	By:	/s/ STEFANO R. GAGGINI
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 24, 2024 in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ TAMARA L. LUNDGREN	Chairman, President and Chief Executive Officer
Tamara L. Lundgren

Principal Financial Officer:

/s/ STEFANO R. GAGGINI	Senior Vice President and Chief Financial Officer
Stefano R. Gaggini

Principal Accounting Officer:

/s/ ERIKA K. KELLEY	Vice President and Chief Accounting Officer
Erika K. Kelley

Directors:

*GREGORY FRIEDMAN	Director
Gregory Friedman

*RHONDA D. HUNTER	Director
Rhonda D. Hunter

*DAVID L. JAHNKE	Director
David L. Jahnke

*GLENDA MINOR	Director
Glenda Minor

*LESLIE L. SHOEMAKER	Director
Leslie L. Shoemaker

*MICHAEL W. SUTHERLIN	Director
Michael W. Sutherlin

*By:	/s/ STEFANO R. GAGGINI
Attorney-in-fact, Stefano R. Gaggini

99 / Radius Recycling, Inc. Form 10-K Fiscal 2024