Form 10-Q
period 2024-11-30
RADIUS RECYCLING, INC.
filed 2025-01-08
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number 000-22496

RADIUS RECYCLING, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0341923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 SW Columbia Street, Suite 1150, Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)

(503) 224-9900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	RDUS	The Nasdaq Stock Market LLC

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

The registrant had 27,955,384 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of January 6, 2025.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations, and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K. Examples of these risks include: potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the impact of equipment upgrades, equipment failures, and facility damage on production; failure to realize or delays in realizing expected benefits from capital and other projects, including investments in processing and manufacturing technology improvements and information technology systems; the cyclicality and impact of general economic conditions; the impact of inflation and interest rate and foreign currency fluctuations; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; increases in the relative value of the U.S. dollar; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; potential limitations on our ability to access capital resources and existing credit facilities; the impact of impairment of goodwill and assets other than goodwill; the impact of pandemics, epidemics, or other public health emergencies; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; the impact of increasing attention to environmental, social, and governance matters; translation risks associated with fluctuation in foreign exchange rates; the impact of hedging transactions; inability to obtain or renew business licenses and permits; environmental compliance costs and potential environmental liabilities; increased environmental regulations and enforcement; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	November 30, 2024	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$15,223	$5,552
Accounts receivable, net of allowance for credit losses of $2,376 and $1,918	212,496	258,157
Inventories	306,360	293,932
Refundable income taxes	666	923
Prepaid expenses and other current assets	53,519	50,563
Total current assets	588,264	609,127
Property, plant and equipment, net of accumulated depreciation of $990,432 and $970,237	658,487	672,192
Operating lease right-of-use assets	135,939	123,546
Investments in joint ventures	10,053	9,841
Goodwill	13,105	13,105
Intangibles, net of accumulated amortization of $19,152 and $17,552	27,056	28,656
Deferred income taxes	17,728	18,577
Other assets	60,162	58,725
Total assets	$1,510,794	$1,533,769
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,573	$5,688
Accounts payable	180,812	202,498
Accrued payroll and related liabilities	20,807	24,654
Environmental liabilities	13,305	13,232
Operating lease liabilities	20,802	19,262
Accrued income taxes	78	3
Other accrued liabilities	50,277	51,233
Total current liabilities	291,654	316,570
Deferred income taxes	7,768	4,472
Long-term debt, net of current maturities	439,872	409,082
Environmental liabilities, net of current portion	52,314	52,417
Operating lease liabilities, net of current maturities	115,283	104,246
Other long-term liabilities	20,996	21,242
Total liabilities	927,887	908,029
Commitments and contingencies (Note 4)
Radius Recycling, Inc. (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 27,955 and 27,839 shares issued and outstanding	27,955	27,839
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	30,209	28,828
Retained earnings	563,770	606,417
Accumulated other comprehensive income (loss)	(41,704)	(40,172)
Total Radius shareholders’ equity	580,430	623,112
Noncontrolling interests	2,477	2,628
Total equity	582,907	625,740
Total liabilities and equity	$1,510,794	$1,533,769

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended November 30,
	2024	2023
Revenues	$656,537	$672,897
Operating expense:
Cost of goods sold	623,132	633,420
Selling, general and administrative	56,684	63,102
(Income) from joint ventures	(448)	(673)
Asset impairment charges	184	—
Restructuring charges and other exit-related activities	1,897	35
Operating income (loss)	(24,912)	(22,987)
Interest expense	(8,862)	(4,810)
Other income (expense), net	636	(170)
Income (loss) from continuing operations before income taxes	(33,138)	(27,967)
Income tax (expense) benefit	(3,791)	10,170
Income (loss) from continuing operations	(36,929)	(17,797)
Income (loss) from discontinued operations, net of tax	—	(2)
Net income (loss)	(36,929)	(17,799)
Net (income) loss attributable to noncontrolling interests	(244)	(165)
Net income (loss) attributable to Radius shareholders	$(37,173)	$(17,964)

Net income (loss) per share attributable to Radius shareholders:
Basic:
Income (loss) per share from continuing operations	$(1.30)	$(0.64)
Income (loss) loss per share	$(1.30)	$(0.64)
Diluted:
Income (loss) per share from continuing operations	$(1.30)	$(0.64)
Income (loss) per share	$(1.30)	$(0.64)
Weighted average number of common shares:
Basic	28,573	28,219
Diluted	28,573	28,219

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended November 30,
	2024	2023
Net income (loss)	$(36,929)	$(17,799)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,109)	(499)
Cash flow hedges, net	712	(107)
Pension obligations, net	(135)	187
Total other comprehensive income (loss), net of tax	(1,532)	(419)
Comprehensive income (loss)	(38,461)	(18,218)
Less comprehensive (income) loss attributable to noncontrolling interests	(244)	(165)
Comprehensive income (loss) attributable to Radius shareholders	$(38,705)	$(18,383)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended November 30, 2023	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2023	27,312	$27,312	200	$200	$26,035	$894,316	$(39,683)	$908,180	$3,479	$911,659
Net income (loss)	—	—	—	—	—	(17,964)	—	(17,964)	165	(17,799)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(419)	(419)	—	(419)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(362)	(362)
Issuance of restricted stock	562	562	—	—	(562)	—	—	—	—	—
Restricted stock withheld for taxes	(211)	(211)	—	—	(4,591)	—	—	(4,802)	—	(4,802)
Share-based compensation cost	—	—	—	—	1,376	—	—	1,376	—	1,376
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,377)	—	(5,377)	—	(5,377)
Balance as of November 30, 2023	27,663	$27,663	200	$200	$22,258	$870,975	$(40,102)	$880,994	$3,282	$884,276

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended November 30, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2024	27,839	$27,839	200	$200	$28,828	$606,417	$(40,172)	$623,112	$2,628	$625,740
Net income (loss)	—	—	—	—	—	(37,173)	—	(37,173)	244	(36,929)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,532)	(1,532)	—	(1,532)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(395)	(395)
Issuance of restricted stock	174	174	—	—	(174)	—	—	—	—	—
Restricted stock withheld for taxes	(58)	(58)	—	—	(891)	—	—	(949)	—	(949)
Share-based compensation cost	—	—	—	—	2,446	—	—	2,446	—	2,446
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,474)	—	(5,474)	—	(5,474)
Balance as of November 30, 2024	27,955	$27,955	200	$200	$30,209	$563,770	$(41,704)	$580,430	$2,477	$582,907

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(36,929)	$(17,799)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Asset impairment charges	184	219
Depreciation and amortization	24,034	23,471
Inventory write-downs	92	—
Deferred income taxes	3,305	(10,834)
Undistributed equity in earnings of joint ventures	(448)	(673)
Share-based compensation expense	2,446	1,376
(Gain) loss on disposal of assets, net	289	(418)
Other (gain) loss, net	2	356
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	40,987	15,847
Inventories	(8,880)	293
Income taxes	550	405
Prepaid expenses and other current assets	(3,918)	(2,771)
Other long-term assets	(2,063)	(1,184)
Operating lease assets and liabilities	245	(65)
Accounts payable	(18,121)	353
Accrued payroll and related liabilities	(3,813)	(8,163)
Other accrued liabilities	(615)	(683)
Environmental liabilities	76	(2,523)
Other long-term liabilities	672	494
Distributed equity in earnings of joint ventures	—	1,000
Net cash provided by (used in) operating activities	(1,905)	(1,299)
Cash flows from investing activities:
Capital expenditures	(12,058)	(24,808)
Proceeds from insurance and sale of assets	279	609
Net cash used in investing activities	(11,779)	(24,199)
Cash flows from financing activities:
Borrowings from long-term debt	197,557	135,099
Repayment of long-term debt	(166,707)	(100,568)
Payment of debt issuance costs	(564)	—
Taxes paid related to net share settlement of share-based payment awards	(949)	(4,802)
Distributions to noncontrolling interests	(395)	(362)
Dividends paid	(5,588)	(5,551)
Net cash provided by (used in) financing activities	23,354	23,816
Effect of exchange rate changes on cash	1	58
Net change in cash and cash equivalents	9,671	(1,624)
Cash and cash equivalents as of beginning of period	5,552	6,032
Cash and cash equivalents as of end of period	$15,223	$4,408

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended November 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$7,143	$4,428
Income taxes, net	$(46)	$235
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$5,192	$7,120

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Radius Recycling, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The accompanying Unaudited Condensed Consolidated Financial Statements are presented in U.S. Dollars. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain prior year amounts have been reclassified to conform with current year presentation. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024. The results for the three months ended November 30, 2024 and November 30, 2023 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $49 million and $59 million as of November 30, 2024 and August 31, 2024, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $4 million and $3 million for the three months ended November 30, 2024 and November 30, 2023, respectively.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $24 million and $22 million as of November 30, 2024 and August 31, 2024, respectively, and consisted primarily of deposits on capital projects and prepaid services, insurance, and property taxes.

Other Assets

The Company’s other assets, exclusive of prepaid expenses and assets relating to certain employee benefit plans, consisted primarily of receivables from insurers, advances to a supplier of metals recycling equipment, short-term certificates of deposit, capitalized implementation costs for cloud computing arrangements, major spare parts and equipment, assets held for sale, equity investments, debt issuance costs, and notes and other contractual receivables. Other assets are reported within either prepaid expenses and other current assets or other assets in the Unaudited Condensed Consolidated Balance Sheets based on their expected use either during or beyond the current operating cycle of one year from the reporting date.

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers as of each reporting date relate to environmental claims, workers’ compensation claims, and third-party claims. As of November 30, 2024, receivables from insurers totaled $16 million, including $14 million relating to environmental claims. As of August 31, 2024, receivables from insurers totaled $15 million, including $13 million relating to environmental claims. See “Accounting for Impacts of Involuntary Events” below in this Note for further discussion of receivables and advance payments from insurers relating to property damage and business interruption claims.

Other assets as of November 30, 2024 and August 31, 2024 included $20 million and $18 million, respectively, representing advances to a supplier of metals recycling equipment.

Other assets as of November 30, 2024 and August 31, 2024 included $6 million related to funding remediation costs of a legacy environmental matter held in short-term certificates of deposit and is reported within prepaid expenses and other current assets.

Other assets as of November 30, 2024 and August 31, 2024 also included $6 million and $7 million, respectively, of capitalized cloud computing arrangement implementation costs. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. This amortization expense is reported within operating expense, separately from depreciation and amortization expense for property, plant, and equipment and intangible assets as reported on the Unaudited Condensed Consolidated Statements of Cash Flows.

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

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. The Company filed insurance claims for the property that experienced physical loss or damage and business income losses resulting from the matter. During the first quarter of fiscal 2024, the Company recognized a $4 million insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations. In fiscal 2024, the Company reached a full and final settlement with its insurers for its claims, and all insurance proceeds and recovery gains in connection with the Company’s claims had been received and recognized, respectively, as of August 31, 2024.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of November 30, 2024. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company’s derivative financial instruments are major financial institutions.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses, requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The provisions in ASU 2024-03 are effective for the Company’s fiscal 2028, and interim periods within the Company’s fiscal 2029 and are applied prospectively. Early adoption and retrospective application of the new standard are permitted. As the provisions only apply to disclosures, the Company does not expect adoption to have a material impact on its consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	November 30, 2024	August 31, 2024
Processed and unprocessed scrap metal	$153,843	$137,013
Semi-finished goods	16,070	14,846
Finished goods	65,539	72,225
Supplies	70,908	69,848
Inventories	$306,360	$293,932

Note 3 - Goodwill

As of each of November 30, 2024 and August 31, 2024, the balance of the Company’s goodwill was $13 million, all of which was allocated to one reporting unit, a recycling services operation. The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first three months of fiscal 2025 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

Note 4 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

Changes in the Company’s environmental liabilities for the three months ended November 30, 2024 were as follows (in thousands):

Balance as of September 1, 2024	Liabilities Established (Released), Net	Payments and Other	Balance as of November 30, 2024	Short-Term	Long-Term
$65,649	$569	$(599)	$65,619	$13,305	$52,314

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of each of November 30, 2024 and August 31, 2024, the Company had environmental liabilities of $66 million for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both November 30, 2024 and August 31, 2024, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

In November 2024, the EPA issued a Special Notice Letter under Section 122(e) of CERCLA to the Company and certain other parties requesting a proposal to undertake remedial action at Portland Harbor. Negotiations with the EPA are expected to continue as remedial design work progresses.

The Company’s environmental liabilities as of each of November 30, 2024 and August 31, 2024 included $5 million relating to the Portland Harbor matters described above.

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of November 30, 2024 and August 31, 2024, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

RADIUS RECYCLING, INC.

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

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies and agreements with other third parties, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company’s insurance policies and agreements with other third parties may not cover all the costs which the Company incurs. As of both November 30, 2024 and August 31, 2024, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of November 30, 2024 and August 31, 2024, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of both November 30, 2024 and August 31, 2024, the Company had $5 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of November 30, 2024 and August 31, 2024 included $1 million and $2 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of each of November 30, 2024 and August 31, 2024 included $10 million for the estimated costs related to remediation of a site a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded in fiscal 2021. In the fourth quarter of fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of November 30, 2024, pending completion, approval, and implementation of the remediation action plan.

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

Contingencies – Other

On May 6, 2022, The Athletics Investment Group LLC (“A’s”) filed an action in the Superior Court of the State of California, County of Alameda against the Bay Area Air Quality Management District (“BAAQMD”) as Respondent and the Company as Real Party in Interest (the “BAAQMD Case”) alleging that the BAAQMD has failed to properly regulate the Company’s Oakland shredder facility under the federal and California Clean Air Acts and seeking an order requiring the BAAQMD to revoke the Company’s Permit to Operate for the Oakland facility. On June 3, 2022, the BAAQMD removed this action to the United States District Court, Northern District of California where the A’s had previously filed an action against the Company on July 7, 2021 raising substantially similar issues under the federal Clean Air Act’s citizen suit provision alleging violations by the Oakland facility of the federal Clean Air Act

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and permit conditions and seeking declaratory and injunctive relief (the “CAA Case”). The A’s recently disclosed that they were also seeking up to approximately $183 million in fines in the CAA Case, which claims the Company denies. The Company has vigorously defended and will continue to defend against the claims asserted in the CAA Case, which went to trial on November 12, 2024, with post-trial briefing due in February 2025. The BAAQMD Case was remanded back to Alameda Superior Court on October 7, 2022, and discovery is proceeding.

On June 28, 2024, the Alameda County Criminal Grand Jury returned an indictment against the Company and two operations employees alleging felony and misdemeanor environmental regulatory violations for mishandling hazardous waste, including destruction of evidence, arising from the August 2023 scrap metal fire at the Company’s Oakland, CA facility and the Company’s subsequent shredding of the burned material. The Company disputes the allegations and intends to vigorously defend itself in connection with these allegations. On December 5, 2024, the Company and the individual defendants filed their joint demurrer to the indictment. The Company does not anticipate that the ultimate outcome of this matter will have a material adverse effect on its results of operations, financial condition, or cash flows.

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

Note 5 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, comprise the following (in thousands):

	Three Months Ended November 30, 2024				Three Months Ended November 30, 2023
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(37,678)	$(1,428)	$(1,066)	$(40,172)	$(37,340)	$(304)	$(2,039)	$(39,683)
Other comprehensive income (loss) before reclassifications	(2,109)	1,099	(210)	(1,220)	(499)	197	178	(124)
Income tax benefit (expense)	—	(248)	47	(201)	—	(44)	(40)	(84)
Other comprehensive income (loss) before reclassifications, net of tax	(2,109)	851	(163)	(1,421)	(499)	153	138	(208)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(180)	36	(144)	—	(336)	63	(273)
Income tax (benefit) expense	—	41	(8)	33	—	76	(14)	62
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(139)	28	(111)	—	(260)	49	(211)
Net periodic other comprehensive income (loss)	(2,109)	712	(135)	(1,532)	(499)	(107)	187	(419)
Balances - November 30, respectively (End of period)	$(39,787)	$(716)	$(1,201)	$(41,704)	$(37,839)	$(411)	$(1,852)	$(40,102)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended November 30,
	2024	2023
Major product information:
Ferrous revenues	$327,104	$348,897
Nonferrous revenues	182,049	169,294
Steel revenues(1)	101,851	113,531
Retail and other revenues	45,533	41,175
Total revenues	$656,537	$672,897
Revenues based on sales destination:
Foreign	$354,850	$358,021
Domestic	301,687	314,876
Total revenues	$656,537	$672,897

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of November 30, 2024 and August 31, 2024, receivables from contracts with customers, net of an allowance for credit losses, represented substantially all of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets as of each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $8 million and $10 million as of November 30, 2024 and August 31, 2024, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

Note 7 - Share-Based Compensation

In the first quarter of fiscal 2025, the Compensation Committee of the Company’s Board of Directors granted 446,993 restricted stock units (“RSUs”) and 340,454 performance share awards (“PSUs”) to the Company’s key employees and officers under the Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”).

Of the RSUs granted in the first quarter of fiscal 2025, 334,042 RSUs have a five-year term and vest one-fifth per year commencing November 30, 2025 and each October 31 thereafter. The remaining 112,951 RSUs have a three-year term and vest one-third per year commencing November 30, 2025 and each October 31 thereafter. The aggregate fair value of all the RSUs granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $9 million. The compensation expense associated with the RSUs is recognized over the requisite service period of the awards, net of forfeitures, which for participants who were retirement eligible as of the grant date or who will become retirement eligible during the term of the awards is the longer of two years or the period ending on the date retirement eligibility is achieved.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The PSUs granted in the first quarter of fiscal 2025 comprise two separate and distinct awards with different vesting conditions. Awards vest if the threshold level under the specified metric is met at the end of the approximately three-year performance period. The performance metrics are (1) the Company’s total shareholder return (“TSR”) based on the Company’s average TSR percentile rank relative to a designated peer group and (2) the Company’s volume growth. Award share payouts depend on the extent to which the performance goals have been achieved. The number of shares that a participant receives is equal to the number of performance shares granted multiplied by a payout factor, which ranges from a threshold of 50% to a maximum of 200%. The TSR award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

Approximately half of the PSUs granted during the first quarter of fiscal 2025 vest based on the Company’s relative TSR metric over an approximately three-year performance period ending August 31, 2027. The Company estimated the fair value of TSR awards granted in the first quarter of fiscal 2025 using a Monte-Carlo simulation model utilizing several key assumptions, including the following:

Percentage
Expected share price volatility (Radius)	50.2%
Expected share price volatility (Peer group)	47.0%
Expected correlation to peer group companies	42.4%
Risk-free rate of return	4.2%

The estimated aggregate fair value of the TSR-based PSUs at the date of grant was $3 million. The compensation expense for these awards based on the grant-date fair value, net of estimated forfeitures, is recognized over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period), regardless of whether the market condition has been or will be satisfied.

Approximately half of the PSUs granted during the first quarter of fiscal 2025 vest based on the Company’s volume growth for the three-year performance period consisting of the Company’s 2025, 2026 and 2027 fiscal years. The fair value of the awards granted was based on the market closing price of the underlying Class A common stock on the grant date and totaled $3 million.

The Company accrues compensation cost for the PSUs related to volume growth based on the probable outcome of achieving specified performance conditions, net of estimated forfeitures, over the requisite service period (or to the date a qualifying employment termination event entitles the recipient to a prorated award, if before the end of the service period). The Company reassesses whether achievement of the performance conditions is probable at each reporting date. If it is probable that the actual performance results will exceed the stated target performance conditions, the Company accrues additional compensation cost for the additional performance shares to be awarded. If, upon reassessment, it is no longer probable that the actual performance results will exceed the stated target performance conditions, or it is no longer probable that the target performance conditions will be achieved, the Company reverses any recognized compensation cost for shares no longer probable of being issued. If the performance conditions are not achieved at the end of the performance period, all related compensation cost previously recognized is reversed.

PSUs will be paid in Class A common stock as soon as practicable after the end of the requisite service period and vesting date of October 31, 2027.

Note 8 - Derivative Financial Instruments

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt and may enter interest rate swap contracts to effectively manage the impact of interest rate changes on its outstanding debt, which has predominantly floating interest rates. The Company does not enter interest rate swap transactions for trading or speculative purposes.

In the fourth quarter of fiscal 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. These contracts mature in August 2026. As of both November 30, 2024 and August 31, 2024, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of November 30, 2024 and August 31, 2024 is as follows (in thousands):

	Derivatives
	Balance Sheet Location	November 30, 2024	August 31, 2024
Interest rate swap contracts	Other accrued liabilities	$263	$174
Interest rate swap contracts	Other long-term liabilities	$660	$1,667

See Note 5 - Accumulated Other Comprehensive Income (Loss) for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Unaudited Condensed Consolidated Statement of Operations for the three months ended November 30, 2024 and 2023, which reclassified amounts totaled less than $1 million for each period. Total interest expense was $9 million and $5 million, respectively, for the three months ended November 30, 2024 and 2023. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the three months ended November 30, 2024 and 2023.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2025 was an expense on pre-tax loss of 11.4% compared to a benefit on pre-tax loss of 36.4% for the comparable prior year period. The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2025 was lower than the U.S. federal statutory rate of 21% primarily due to permanent differences from non-deductible expenses, an increase in the Company’s valuation allowance against deferred tax assets and the movement of unrecognized tax benefits on intra-period allocation of the estimated annual tax provision. For the first quarter of fiscal 2024, the Company’s effective tax rate from continuing operations was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on intra-period allocation of the estimated annual tax provision.

Valuation Allowances

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers and weighs all positive and negative evidence to determine if valuation allowances against deferred tax assets are required. The Company continues to maintain a valuation allowance against its deferred tax assets in the Company’s U.S. federal, state and foreign tax jurisdictions.

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2021 to 2024 remain subject to examination under the statute of limitations.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to Radius shareholders (in thousands):

	Three Months Ended November 30,
	2024	2023
Income (loss) from continuing operations	$(36,929)	$(17,797)
Net (income) loss attributable to noncontrolling interests	(244)	(165)
Income (loss) from continuing operations attributable to Radius shareholders	$(37,173)	$(17,962)
Income (loss) from discontinued operations, net of tax	—	(2)
Net income (loss) attributable to Radius shareholders	$(37,173)	$(17,964)
Computation of shares:
Weighted average common shares outstanding, basic	28,573	28,219
Incremental common shares attributable to dilutive performance share awards, RSUs and DSUs	—	—
Weighted average common shares outstanding, diluted	28,573	28,219

Common stock equivalent shares of 489,587 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three months ended November 30, 2024, compared to 525,287 for the three months ended November 30, 2023.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million for both the three months ended November 30, 2024 and November 30, 2023.

Note 12 - Debt

Debt consisted of the following as of November 30, 2024 and August 31, 2024 (in thousands):

	November 30, 2024	August 31, 2024
Bank revolving credit facilities, interest primarily at SOFR or LIBOR plus a spread	$425,000	$393,612
Finance lease liabilities	8,344	9,042
Other debt obligations	12,101	12,116
Total debt	445,445	414,770
Less current maturities	(5,573)	(5,688)
Debt, net of current maturities	$439,872	$409,082

The Company’s senior secured revolving credit facilities provide for $800 million and C$15 million in revolving loans maturing in August 2027. The $800 million credit facility includes a $50 million sublimit for letters of credit, a $25 million sublimit for swing line loans, and a $50 million sublimit for multicurrency borrowings. On January 3, 2025, the Company and certain of its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to its Third Amended and Restated Credit Agreement, dated as of April 6, 2016, by and among the Company, as the U.S. Borrower, Schnitzer Steel Canada, Ltd., as the Canadian Borrower, the subsidiaries of the Company party thereto (the “Guarantors”), Bank of America N.A., as administrative agent and the other lenders party thereto (as amended prior to the Fifth Amendment, the “Existing Credit Agreement”, the Existing Credit Agreement, as amended pursuant to the Fifth Amendment, the “Amended Credit Agreement”). The Fifth Amendment makes certain modifications to the Existing Credit Agreement, including amendments that, among other things, extend for two additional fiscal quarters the replacement of the maintenance covenant previously requiring compliance with a minimum permitted fixed charge coverage ratio, as described below.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The applicable interest rates under the facility are based, at the Company’s option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Term Canadian Overnight Repo Rate Average “CORRA” for C$ loans), plus a spread of between 1.50% and 2.50%, with the amount of the spread based on a pricing grid tied to the Company’s ratio of consolidated net funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.50% and 1.50% based on a pricing grid tied to the Company’s consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.350% based on a pricing grid tied to the Company’s ratio of consolidated net funded debt to EBITDA.

As of November 30, 2024 and August 31, 2024, borrowings outstanding under the credit facilities were $425 million and $394 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 7.2% and 8.0% as of November 30, 2024 and August 31, 2024, respectively.

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. The financial covenants under the Amended Credit Agreement include (a) a consolidated fixed charge coverage ratio of no less than 1.50 to 1.00, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges which, for the fiscal quarters ending May 31, 2024 through August 31, 2025, has been temporarily replaced with (i) a minimum consolidated interest coverage ratio of 2.00 to 1.00 for the fiscal quarter ending May 31, 2024, and 1.25 to 1.00 for each of the fiscal quarters ending February 28, 2025 through August 31, 2025, and (ii) a minimum consolidated asset coverage ratio of no less than 1.00 to 1.00 for each of the fiscal quarters ending May 31, 2024 through August 31, 2025, and (b) a consolidated leverage ratio of no more than 0.55 to 1.00, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, accounts receivable and most other personal property and equity interests held by the Company and the Guarantors in their respective subsidiaries.

As of November 30, 2024, the Company was in compliance with the applicable financial covenants under the Amended Credit Agreement. While the Company expects to remain in compliance with the financial covenants under the credit agreement, the Company may not be able to do so in the event market conditions do not improve, or other factors have a significant adverse impact on its results of operations and financial position. If the Company does not maintain compliance with its financial covenants and is unable to obtain an amendment or waiver from its lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under the Amended Credit Agreement and acceleration of the amounts owed under the agreement.

RADIUS RECYCLING, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three months ended November 30, 2024 and November 30, 2023. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2024, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

General

Founded in 1906, Radius Recycling, Inc. is one of North America’s largest recyclers of ferrous and nonferrous metal, including end-of-life vehicles, and a manufacturer of finished steel products. As a vertically integrated organization, we offer a range of products and services to meet global demand through our network that includes 50 retail self-service auto parts stores, 53 metals recycling facilities, and an electric arc furnace (“EAF”) steel mill. Our internal organizational and reporting structure includes a single operating and reportable segment.

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

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. We have insurance that was fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and filed insurance claims, which were subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. During the first quarter of fiscal 2024, we recognized an additional $4 million insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations. All insurance proceeds and recovery gains in connection with our claims had been received and recognized, respectively, as of August 31, 2024.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, restructuring charges and other exit-related activities, charges for legacy environmental matters (net of recoveries), amortization of capitalized cloud computing implementation costs, asset impairment charges, business development costs not related to ongoing operations including pre-acquisition expenses, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

RADIUS RECYCLING, INC.

Financial Highlights of Results of Operations for the First Quarter of Fiscal 2025

•
Diluted loss per share from continuing operations attributable to Radius shareholders in the first quarter of fiscal 2025 was $(1.30), compared to $(0.64) in the prior year quarter.
•
Adjusted diluted loss per share from continuing operations attributable to Radius shareholders in the first quarter of fiscal 2025 was ($1.33), which excludes both the benefit of a legacy environmental recovery gain and restructuring charges in the current period. Adjusted diluted loss per share from continuing operations attributable to Radius shareholders was $(0.64) in the prior year quarter.
•
Net loss in the first quarter of fiscal 2025 was $37 million, compared to net loss of $18 million in the prior year quarter.
•
Adjusted EBITDA in the first quarter of fiscal 2025 was break-even, compared to $1 million in the prior year quarter.

Compared to the prior year quarter, financial performance in the first quarter of fiscal 2025 was impacted by softer market conditions for finished steel with average net selling prices down 7% which contributed to lower metal spreads for our finished steel products. Average net selling prices for our ferrous products for the first quarter of fiscal 2025 decreased 5%, due in part to elevated levels of Chinese steel exports. Ferrous volumes were 4% lower year-over-year. Strength in demand for nonferrous metals improved in the first quarter of fiscal 2025 leading to higher average net selling prices for our nonferrous products compared to the prior year quarter. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2024 helped to substantially offset the impact of the softer market conditions and were the primary drivers of the 10% reduction in selling, general and administrative (“SG&A”) expense in the first quarter of fiscal 2025 compared to the prior year quarter.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first three months of fiscal 2025, net cash used in operating activities was $2 million, compared to net cash used in operating activities of $1 million in the prior year quarter.
•
Debt was $445 million as of November 30, 2024, compared to $415 million as of August 31, 2024, as a result of increased borrowings from our credit facilities primarily to fund working capital needs and capital expenditures.
•
Debt, net of cash, was $430 million as of November 30, 2024, compared to $409 million as of August 31, 2024.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

RADIUS RECYCLING, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended November 30,
($ in thousands, except for prices and per share amounts)	2024	2023	%
Ferrous revenues	$327,104	$348,897	(6)%
Nonferrous revenues	182,049	169,294	8%
Steel revenues(1)	101,851	113,531	(10)%
Retail and other revenues	45,533	41,175	11%
Total revenues	656,537	672,897	(2)%
Cost of goods sold	623,132	633,420	(2)%
Gross margin (total revenues less cost of goods sold)	$33,405	$39,477	(15)%
Gross margin (%)	5.1%	5.9%	(14)%
Selling, general and administrative expense	$56,684	$63,102	(10)%
Diluted income (loss) per share from continuing operations attributable to Radius shareholders:
Reported	$(1.30)	$(0.64)	103%
Adjusted(2)	$(1.33)	$(0.64)	107%
Net income (loss)	$(36,929)	$(17,799)	107%
Adjusted EBITDA(2)	$28	$1,061	(97)%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$331	$342	(4)%
Foreign	$340	$359	(5)%
Average	$338	$354	(5)%
Ferrous volumes (LT, in thousands):
Domestic(4)	477	535	(11)%
Foreign	629	617	2%
Total ferrous volumes (LT, in thousands)(4)(8)	1,106	1,152	(4)%
Average nonferrous sales price ($/pound)(3)(5)	$1.02	$0.91	12%
Nonferrous volumes (pounds, in thousands)(4)(5)	177,255	181,728	(2)%
Finished steel average sales price ($/ST)(3)	$775	$831	(7)%
Finished steel sales volumes (ST, in thousands)	125	129	(3)%
Cars purchased (in thousands)(6)	56	64	(13)%
Number of auto parts stores at period end	50	50	(—)%
Rolling mill utilization(7)	81%	95%	(15)%

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
(8)
May not foot due to rounding.

RADIUS RECYCLING, INC.

Revenues

Revenues in the first quarter of fiscal 2025 decreased 2% compared to the prior year period. In the first quarter of fiscal 2025, the average net selling prices for our ferrous products decreased 5% compared to the prior year period including as a result of continued elevated levels of Chinese steel exports. Global nonferrous demand was stronger in the first quarter of fiscal 2025, leading to a 12% increase in average net selling prices for our nonferrous products compared to the prior year period. Our ferrous and nonferrous sales volumes in the first quarter of fiscal 2025 decreased 4% and 2%, respectively, compared to the prior year quarter, reflecting the impact of persistently tight supply conditions for scrap metal due to low levels of U.S. manufacturing activity and lower end-of-life vehicle turnover. Finished steel average selling prices in the first quarter of fiscal 2025 were 7% lower, and finished steel sales volumes decreased 3% compared to the prior year period.

Operating Performance

Net loss in the first quarter of fiscal 2025 and 2024 was $37 million and $18 million, respectively. Adjusted EBITDA in the first quarter of fiscal 2025 was break-even, compared to $1 million in the prior year quarter. The combination of lower finished steel sales prices and volumes and higher conversion costs due to lower mill utilization, including from planned maintenance during the first quarter of fiscal 2025, resulted in lower contribution from finished steel compared to the prior year quarter. The impact of higher average net selling prices on our nonferrous products contributed to an increase in our nonferrous margins. Our results in the first quarter of fiscal 2025 also reflected increased contributions from progress on our strategic initiatives in advanced metal recovery technologies compared to the prior year quarter. The prior year quarter included nonrecurring insurance recovery gains of $4 million related to the Everett Facility shredder fire, which was fully resolved in fiscal 2024.

In the first quarter of fiscal 2025, we benefited from the full quarterly run rate of the savings associated with our productivity and cost reduction measures implemented during fiscal 2024. SG&A expense in the first quarter of fiscal 2025 decreased 10%, compared to the prior year quarter reflecting benefits from the cost reduction measures which more than offset the impact of inflation. In addition, SG&A in the first quarter of fiscal 2025 included a $2 million insurance recovery gain related to a legacy environmental matter.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Interest Expense

Interest expense was $9 million for the first quarter of fiscal 2025, compared to $5 million for the same period in the prior year. The increase in interest expense was primarily due to increased average borrowings, as well as higher interest rates on amounts outstanding under our bank credit facilities, compared to the prior year period.

Income Tax

The effective tax rate from continuing operations for the first quarter of fiscal 2025 was an expense on pre-tax loss of 11.4% compared to a benefit on pre-tax loss of 36.4% for the comparable prior year quarter. Our effective tax rate from continuing operations for the first quarter of fiscal 2025 was lower than the U.S. federal statutory rate of 21% primarily due to permanent differences from non-deductible expenses, an increase in our valuation allowance against deferred tax assets and the movement of unrecognized tax benefits on intra-period allocation of the estimated annual tax provision. For the first quarter of fiscal 2024, our effective tax rate from continuing operations was higher than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of our financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on intra-period allocation of the estimated annual tax provision.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

Sources and Uses of Cash

We had cash balances of $15 million and $6 million as of November 30, 2024 and August 31, 2024, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of November 30, 2024, debt was $445 million compared to $415 million as of August 31, 2024, and debt, net of cash, was $430 million as of November 30, 2024, compared to $409 million as of August 31, 2024. The increase in debt was primarily due to increased borrowings from our credit facilities mainly to fund

RADIUS RECYCLING, INC.

working capital needs and capital expenditures. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash used in operating activities in the first three months of fiscal 2025 was $2 million, compared to net cash used in operating activities of $1 million in the first three months of fiscal 2024.

Sources of cash in the first three months of fiscal 2025 included a $41 million decrease in accounts receivable primarily reflecting the impact of changes in product selling prices and the timing of sales and collections. Uses of cash in the first three months of fiscal 2025 included an $18 million decrease in accounts payable primarily due to the timing of purchases and payments, and a $9 million increase in inventories primarily due to timing of purchases and sales.

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

Investing Activities

Net cash used in investing activities was $12 million in the first three months of fiscal 2025, compared to $24 million in the first three months of fiscal 2024.

Cash used in investing activities in the first three months of fiscal 2025 included capital expenditures of $12 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology, information technology systems, and environmental and safety-related assets, compared to $25 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first three months of fiscal 2025 was $23 million, compared to $24 million in the first three months of fiscal 2024.

Cash flows from financing activities in the first three months of fiscal 2025 included $31 million in net borrowings of debt, compared to $35 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first three months of fiscal 2025 and 2024 included $6 million in each period for the payment of dividends.

Debt

Our senior secured revolving credit facilities provide for revolving loans of $800 million and C$15 million, which mature in August 2027. On January 3, 2025, we and certain of our subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to our Third Amended and Restated Credit Agreement, dated as of April 6, 2016, by and among the Company, as the U.S. Borrower, Schnitzer Steel Canada, Ltd., as the Canadian Borrower, the subsidiaries of the Company party thereto (the “Guarantors”), Bank of America N.A., as administrative agent and the other lenders party thereto (as amended prior to the Fifth Amendment, the “Existing Credit Agreement”, the Existing Credit Agreement, as amended pursuant to the Fifth Amendment, the “Amended Credit Agreement”). The principal change to the Existing Credit Agreement effected by the Fifth Amendment is to extend for two additional fiscal quarters the replacement of the maintenance covenant previously requiring compliance with a minimum permitted fixed charge coverage ratio, as described below. Such replacement had previously been scheduled to extend through February 28, 2025 and will now extend through the fiscal quarter ending August 31, 2025.

The applicable interest rates under the facility are based, at our option, on either the Secured Overnight Financing Rate (“SOFR”) (or the Term Canadian Overnight Repo Rate Average “CORRA” for C$ loans), plus a spread of between 1.50% and 2.50%, with the amount of the spread based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA (as defined by the credit agreement), or the greater of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) the daily rate equal to Term SOFR plus 1.00%, in each case, plus a spread of between 0.50% and 1.50% based on a pricing grid tied to our consolidated net funded debt to EBITDA ratio. In addition, commitment fees are payable on the unused portion of the credit facilities at rates between 0.175% and 0.350% based on a pricing grid tied to our ratio of consolidated net funded debt to EBITDA.

RADIUS RECYCLING, INC.

Our obligations under our credit agreement are guaranteed by substantially all of our subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of our and our subsidiaries’ assets, including equipment, inventory, accounts receivable, and most other personal property and equity interests held by the Company and the Guarantors in their respective subsidiaries.

We had borrowings outstanding under our credit facilities of $425 million as of November 30, 2024 and $394 million as of August 31, 2024. The weighted average interest rate on amounts outstanding under our credit facilities was 7.2% and 8.0% as of November 30, 2024 and August 31, 2024, respectively.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. Our credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the Amended Credit Agreement include (a) a consolidated fixed charge coverage ratio of no less than 1.50 to 1.00, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges which, for the fiscal quarters ending May 31, 2024 through August 31, 2025, has been temporarily replaced with (i) a minimum consolidated interest coverage ratio of 2.00 to 1.00 for the fiscal quarter ending May 31, 2024, and 1.25 to 1.00 for each of the fiscal quarters ending February 28, 2025 through August 31, 2025, and (ii) a minimum consolidated asset coverage ratio of no less than 1.00 to 1.00 for each of the fiscal quarters ending May 31, 2024 through August 31, 2025, and (b) a consolidated leverage ratio of no more than .55 to 1.00, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness.

As of November 30, 2024, we were in compliance with the applicable financial covenants under our Amended Credit Agreement. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.15 to 1.00 as of November 30, 2024. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.43 to 1.00 as of November 30, 2024.

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

Other debt obligations, which totaled $12 million as of each of November 30, 2024 and August 31, 2024, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

Capital Expenditures

Capital expenditures totaled $12 million for the first three months of fiscal 2025, compared to $25 million for the prior year period. We currently plan to invest approximately $60 million in capital expenditures in fiscal 2025. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment, infrastructure, and information technology systems, and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

RADIUS RECYCLING, INC.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $5 million in capital expenditures for environmental projects in the first three months of fiscal 2025, and we currently plan to invest approximately $20 million for such projects in fiscal 2025. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

Dividends

On October 24, 2024, our Board of Directors declared a dividend for the first quarter of fiscal 2025 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on November 26, 2024.

Share Repurchase Program

As of November 30, 2024, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the first quarter of fiscal 2025.

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

Contractual Obligations

There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of November 30, 2024, we had $7 million outstanding under these arrangements.

RADIUS RECYCLING, INC.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended August 31, 2024.

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

The following is a reconciliation of debt, net of cash (in thousands):

	November 30, 2024	August 31, 2024
Short-term borrowings	$5,573	$5,688
Long-term debt, net of current maturities	439,872	409,082
Total debt	445,445	414,770
Less cash and cash equivalents	15,223	5,552
Total debt, net of cash	$430,222	$409,218

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Three Months Ended November 30,
	2024	2023
Borrowings from long-term debt	$197,557	$135,099
Repayments of long-term debt	(166,707)	(100,568)
Net borrowings (repayments) of debt	$30,850	$34,531

RADIUS RECYCLING, INC.

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted loss from continuing operations attributable to Radius shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to Radius shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, asset impairment charges, amortization of capitalized cloud computing implementation costs, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition expenses, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net loss to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended November 30,
	2024	2023
Reconciliation of adjusted EBITDA:
Net income (loss)	$(36,929)	$(17,799)
Loss from discontinued operations, net of tax	—	2
Interest expense	8,862	4,810
Income tax expense (benefit)	3,791	(10,170)
Depreciation and amortization	24,034	23,471
Restructuring charges and other exit-related activities	1,897	35
Charges (recoveries) for legacy environmental matters, net(1)	(2,084)	323
Amortization of cloud computing software costs(2)	263	80
Asset impairment charges	184	219
Business development costs	10	90
Adjusted EBITDA	$28	$1,061

Selling, general and administrative expense:
As reported	$56,684	$63,102
(Charges) recoveries for legacy environmental matters, net(1)	2,084	(323)
Business development costs	(10)	(90)
Adjusted	$58,758	$62,689

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

RADIUS RECYCLING, INC.

Following are reconciliations of adjusted net loss from continuing operations attributable to Radius shareholders and adjusted diluted loss per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Three Months Ended November 30,
	2024	2023
Income (loss) from continuing operations attributable to Radius shareholders:
As reported	$(37,173)	$(17,962)
Restructuring charges and other exit-related activities	1,897	35
Charges (recoveries) for legacy environmental matters, net(1)	(2,084)	323
Asset impairment charges	184	219
Business development costs	10	90
Income tax benefit allocated to adjustments(2)	(935)	(737)
Adjusted	$(38,101)	$(18,032)

Diluted income (loss) per share from continuing operations attributable to Radius shareholders:
As reported	$(1.30)	$(0.64)
Restructuring charges and other exit-related activities, per share	0.07	—
Charges (recoveries) for legacy environmental matters, net, per share(1)	(0.07)	0.01
Asset impairment charges, per share	—	0.01
Business development costs, per share	—	—
Income tax benefit allocated to adjustments, per share(2)	(0.03)	(0.03)
Adjusted(3)	$(1.33)	$(0.64)

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
(2)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted loss from continuing operations attributable to Radius shareholders and diluted loss per share from continuing operations attributable to Radius shareholders is determined based on a tax provision calculated with and without the adjustments.
(3)
May not foot due to rounding.

RADIUS RECYCLING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of November 30, 2024.

Interest Rate Risk

There have been no material changes to our disclosure regarding interest rate risk set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended August 31, 2024.

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

As of November 30, 2024 and August 31, 2024, 22% and 28%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar.

RADIUS RECYCLING, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RADIUS RECYCLING, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 and Note 4 - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended November 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

On January 3, 2025, we and certain of our subsidiaries entered into the fifth amendment (the “Fifth Amendment”) to the Existing Credit Agreement.

The Fifth Amendment makes certain modifications to the Existing Credit Agreement, including amendments that, among other things, (i) extend through August 31, 2025 the replacement of the maintenance covenant previously requiring compliance with a minimum permitted fixed charge coverage ratio (as defined under the Existing Credit Agreement) with maintenance covenants that instead require compliance with a minimum permitted interest coverage ratio and a minimum permitted asset coverage ratio (such replacement had previously been scheduled to extend through February 28, 2025) and (ii) make certain adjustments to the calculation of EBITDA (as defined under the Existing Credit Agreement) to now exclude certain gains or losses from non-ordinary course asset sales (up to $75 million of any such gains can be included in EBITDA over the remaining term of the Credit Agreement).

RADIUS RECYCLING, INC.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Long-Term Incentive Award Agreement under the 2024 Omnibus Incentive Plan used for awards granted in fiscal 2025.

10.2*	Form of Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan used for awards granted in fiscal 2025.

10.3*	Fiscal 2025 Annual Performance Bonus Program of the Chief Executive Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

RADIUS RECYCLING, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS RECYCLING, INC.
(Registrant)

Date:	January 8, 2025	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	January 8, 2025	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer