Form 10-Q
period 2025-02-28
RADIUS RECYCLING, INC.
filed 2025-04-04
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

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

The registrant had 28,001,982 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of April 1, 2025.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding future events or our expectations, intentions, beliefs, and strategies regarding the future, which may include statements regarding our proposed Merger (as defined below) with Toyota Tsusho America, Inc. (“TAI”), a U.S. subsidiary of Toyota Tsusho Corporation (“TTC”); the impact of equipment upgrades, equipment failures, and facility damage on production, including timing of repairs and resumption of operations; the realization of insurance recoveries; the Company’s outlook, growth initiatives, or expected results or objectives, including pricing, margins, volumes, and profitability; completion of acquisitions and integration of acquired businesses; the progression and impact of investments in processing and manufacturing technology improvements and information technology systems; the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; the impacts of supply chain disruptions, inflation, and rising interest rates; liquidity positions; our ability to generate cash from continuing operations; trends, cyclicality, and changes in the markets we sell into; strategic direction or goals; targets; changes to manufacturing and production processes; the realization of deferred tax assets; planned capital expenditures; the cost of and the status of any agreements or actions related to our compliance with environmental and other laws; expected tax rates, deductions, and credits; the impact of pandemics, epidemics, or other public health emergencies; the impact of labor shortages or increased labor costs; obligations under our retirement plans; benefits, savings, or additional costs from business realignment, cost containment, and productivity improvement programs; the potential impact of adopting new accounting pronouncements; and the adequacy of accruals.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations, and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q. Examples of these risks include: the completion of the Merger is subject to various risks and uncertainties related to, among other things, its terms, timing, structure, benefits, costs and completion; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below); the disruption of management’s attention from the Company’s ongoing business operations due to the Merger; the effect of the announcement of the Merger on the Company’s relationships with its customers, third-party suppliers, industrial vendors and other third parties, as well as its operating results and business generally; the potential difficulties in employee retention as a result of the Merger; the Merger Agreement may be terminated in circumstances that may require the Company to pay TAI a termination fee; the fact that, if the Merger is completed, shareholders will forgo the opportunity to realize the potential long-term value of the successful execution of the Company’s current strategy as an independent company; required approvals to complete the Merger by our shareholders and the receipt of certain regulatory approvals, to the extent required, and the timing and conditions for such approvals; the stock price of the Company may decline significantly if the merger is not completed; the possibility that TAI could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of the Company’s assets to one or more purchasers, that could conceivably produce a higher aggregate value than that available to shareholders in the Merger; the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to satisfy the closing conditions to the Merger; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the impact of equipment upgrades, equipment failures, and facility damage on production; failure to realize or delays in realizing expected benefits from capital and other projects, including investments in processing and manufacturing technology improvements and information technology systems; the cyclicality and impact of general economic conditions; the impact of inflation and interest rate and foreign currency fluctuations; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; increases in the relative value of the U.S. dollar; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; potential limitations on our ability to access capital resources and existing credit facilities; the impact of impairment of goodwill and assets other than goodwill; the impact of pandemics, epidemics, or other public health emergencies; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; the impact of increasing attention to environmental, social, and governance matters; translation risks associated with fluctuation in foreign exchange rates; the impact of hedging transactions; inability to obtain or renew business licenses and permits; environmental compliance costs and potential environmental liabilities; increased environmental regulations and enforcement; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	February 28, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,437	$5,552
Accounts receivable, net of allowance for credit losses of $1,931 and $1,918	216,365	258,157
Inventories	281,757	293,932
Refundable income taxes	514	923
Prepaid expenses and other current assets	42,088	50,563
Total current assets	546,161	609,127
Property, plant and equipment, net of accumulated depreciation of $997,357 and $970,237	654,523	672,192
Operating lease right-of-use assets	130,686	123,546
Investments in joint ventures	8,282	9,841
Goodwill	13,105	13,105
Intangibles, net of accumulated amortization of $20,752 and $17,552	25,456	28,656
Deferred income taxes	17,007	18,577
Other assets	62,963	58,725
Total assets	$1,458,183	$1,533,769
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,480	$5,688
Accounts payable	193,063	202,498
Accrued payroll and related liabilities	19,137	24,654
Environmental liabilities	12,706	13,232
Operating lease liabilities	21,159	19,262
Accrued income taxes	71	3
Other accrued liabilities	50,453	51,233
Total current liabilities	302,069	316,570
Deferred income taxes	3,074	4,472
Long-term debt, net of current maturities	424,424	409,082
Environmental liabilities, net of current portion	52,172	52,417
Operating lease liabilities, net of current maturities	110,799	104,246
Other long-term liabilities	20,641	21,242
Total liabilities	913,179	908,029
Commitments and contingencies (Note 4)
Radius Recycling, Inc. (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 28,000 and 27,839 shares issued and outstanding	28,000	27,839
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	32,682	28,828
Retained earnings	525,365	606,417
Accumulated other comprehensive income (loss)	(43,531)	(40,172)
Total Radius shareholders’ equity	542,716	623,112
Noncontrolling interests	2,288	2,628
Total equity	545,004	625,740
Total liabilities and equity	$1,458,183	$1,533,769

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Revenues	$642,508	$621,059	$1,299,045	$1,293,956
Operating expense:
Cost of goods sold	615,011	580,996	1,238,143	1,214,416
Selling, general and administrative	54,943	62,160	111,627	125,262
(Income) from joint ventures	(188)	(30)	(636)	(703)
Asset impairment charges	—	1,476	184	1,476
Restructuring charges and other exit-related activities	1,422	3,175	3,319	3,210
Operating income (loss)	(28,680)	(26,718)	(53,592)	(49,705)
Interest expense	(8,771)	(5,803)	(17,633)	(10,613)
Other income (expense), net	209	(263)	845	(432)
Income (loss) from continuing operations before income taxes	(37,242)	(32,784)	(70,380)	(60,750)
Income tax (expense) benefit	4,277	(1,195)	486	8,975
Income (loss) from continuing operations	(32,965)	(33,979)	(69,894)	(51,775)
Income (loss) from discontinued operations, net of tax	—	(31)	—	(33)
Net income (loss)	(32,965)	(34,010)	(69,894)	(51,808)
Net (income) loss attributable to noncontrolling interests	(12)	31	(256)	(135)
Net income (loss) attributable to Radius shareholders	$(32,977)	$(33,979)	$(70,150)	$(51,943)

Net income (loss) per share attributable to Radius shareholders:
Basic:
Income (loss) per share from continuing operations	$(1.15)	$(1.19)	$(2.45)	$(1.83)
Income (loss) loss per share	$(1.15)	$(1.19)	$(2.45)	$(1.83)
Diluted:
Income (loss) per share from continuing operations	$(1.15)	$(1.19)	$(2.45)	$(1.83)
Income (loss) per share	$(1.15)	$(1.19)	$(2.45)	$(1.83)
Weighted average number of common shares:
Basic	28,684	28,454	28,628	28,337
Diluted	28,684	28,454	28,628	28,337

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net income (loss)	$(32,965)	$(34,010)	$(69,894)	$(51,808)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,846)	(83)	(3,955)	(582)
Cash flow hedges, net	(9)	285	703	178
Pension obligations, net	28	216	(107)	403
Total other comprehensive income (loss), net of tax	(1,827)	418	(3,359)	(1)
Comprehensive income (loss)	(34,792)	(33,592)	(73,253)	(51,809)
Less comprehensive (income) loss attributable to noncontrolling interests	(12)	31	(256)	(135)
Comprehensive income (loss) attributable to Radius shareholders	$(34,804)	$(33,561)	$(73,509)	$(51,944)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months ended February 29, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2023	27,663	$27,663	200	$200	$22,258	$870,975	$(40,102)	$880,994	$3,282	$884,276
Net income (loss)	—	—	—	—	—	(33,979)	—	(33,979)	(31)	(34,010)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	418	418	—	418
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(222)	(222)
Issuance of restricted stock	119	119	—	—	(119)	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation cost	—	—	—	—	2,365	—	—	2,365	—	2,365
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,360)	—	(5,360)	—	(5,360)
Balance as of February 29, 2024	27,782	$27,782	200	$200	$24,503	$831,636	$(39,684)	$844,437	$3,029	$847,466

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months ended February 28, 2025	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of December 1, 2024	27,955	$27,955	200	$200	$30,209	$563,770	$(41,704)	$580,430	$2,477	$582,907
Net income (loss)	—	—	—	—	—	(32,977)	—	(32,977)	12	(32,965)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,827)	(1,827)	—	(1,827)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(201)	(201)
Issuance of restricted stock	45	45	—	—	(45)	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	—	—	—	—	—	—
Share-based compensation cost	—	—	—	—	2,518	—	—	2,518	—	2,518
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,428)	—	(5,428)	—	(5,428)
Balance as of February 28, 2025	28,000	$28,000	200	$200	$32,682	$525,365	$(43,531)	$542,716	$2,288	$545,004

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Six Months Ended February 29, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2023	27,312	$27,312	200	$200	$26,035	$894,316	$(39,683)	$908,180	$3,479	$911,659
Net income (loss)	—	—	—	—	—	(51,943)	—	(51,943)	135	(51,808)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1)	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(585)	(585)
Issuance of restricted stock	681	681	—	—	(681)	—	—	—	—	—
Restricted stock withheld for taxes	(211)	(211)	—	—	(4,592)	—	—	(4,803)	—	(4,803)
Share-based compensation cost	—	—	—	—	3,741	—	—	3,741	—	3,741
Dividends ($0.375 per common share)	—	—	—	—	—	(10,737)	—	(10,737)	—	(10,737)
Balance as of February 29, 2024	27,782	$27,782	200	$200	$24,503	$831,636	$(39,684)	$844,437	$3,029	$847,466

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Six Months ended February 28, 2025	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2024	27,839	$27,839	200	$200	$28,828	$606,417	$(40,172)	$623,112	$2,628	$625,740
Net income (loss)	—	—	—	—	—	(70,150)	—	(70,150)	256	(69,894)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3,359)	(3,359)	—	(3,359)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(596)	(596)
Issuance of restricted stock	219	219	—	—	(219)	—	—	—	—	—
Restricted stock withheld for taxes	(58)	(58)	—	—	(891)	—	—	(949)	—	(949)
Share-based compensation cost	—	—	—	—	4,964	—	—	4,964	—	4,964
Dividends ($0.375 per common share)	—	—	—	—	—	(10,902)	—	(10,902)	—	(10,902)
Balance as of February 28, 2025	28,000	$28,000	200	$200	$32,682	$525,365	$(43,531)	$542,716	$2,288	$545,004

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	February 28,	February 29,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(69,894)	$(51,808)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Asset impairment charges	184	1,967
Depreciation and amortization	48,066	47,782
Inventory write-downs	92	—
Deferred income taxes	(1,239)	(9,500)
Undistributed equity in earnings of joint ventures	(636)	(703)
Share-based compensation expense	4,964	3,741
(Gain) loss on disposal of assets, net	(3,089)	(459)
Other (gain) loss, net	844	450
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	33,389	(14,504)
Inventories	19,059	(30,423)
Income taxes	859	144
Prepaid expenses and other current assets	103	12,519
Other long-term assets	(3,765)	(3,696)
Operating lease assets and liabilities	445	(195)
Accounts payable	(6,480)	(6,368)
Accrued payroll and related liabilities	(5,455)	(8,996)
Other accrued liabilities	(1,764)	2,686
Environmental liabilities	(575)	(1,072)
Other long-term liabilities	941	1,042
Distributed equity in earnings of joint ventures	2,000	1,000
Net cash provided by (used in) operating activities	18,049	(56,393)
Cash flows from investing activities:
Capital expenditures	(23,392)	(39,791)
Proceeds from insurance and sale of assets	4,484	2,133
Purchase of investments	—	(6,000)
Net cash used in investing activities	(18,908)	(43,658)
Cash flows from financing activities:
Borrowings from long-term debt	388,747	389,692
Repayment of long-term debt	(373,432)	(265,910)
Payment of debt issuance costs	(2,132)	—
Taxes paid related to net share settlement of share-based payment awards	(949)	(4,803)
Distributions to noncontrolling interests	(596)	(585)
Dividends paid	(10,876)	(10,798)
Net cash provided by (used in) financing activities	762	107,596
Effect of exchange rate changes on cash	(18)	(15)
Net change in cash and cash equivalents	(115)	7,530
Cash and cash equivalents as of beginning of period	5,552	6,032
Cash and cash equivalents as of end of period	$5,437	$13,562

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	February 28,	February 29,
	2025	2024
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$16,663	$9,792
Income taxes, net	$(90)	$368
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$5,841	$5,470

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Radius Recycling, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The accompanying Unaudited Condensed Consolidated Financial Statements are presented in U.S. Dollars. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain prior year amounts have been reclassified to conform with current year presentation. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024. The results for the three and six months ended February 28, 2025 and February 29, 2024 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Merger with Toyota Tsusho America, Inc.

On March 13, 2025, the Company, Toyota Tsusho America, Inc., a New York corporation (“TAI”), and TAI Merger Corporation, a Delaware corporation and a wholly owned subsidiary of TAI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger as a wholly owned subsidiary of TAI. The Board of Directors of the Company has approved the Merger Agreement and the transactions contemplated thereby, including the Merger. Refer to Note 13 - Subsequent Events, for more detailed information regarding the Merger.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $52 million and $59 million as of February 28, 2025 and August 31, 2024, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $8 million and $6 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $14 million and $22 million as of February 28, 2025 and August 31, 2024, respectively, and consisted primarily of deposits on capital projects and prepaid services, property taxes, and insurance.

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

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies, or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers as of each reporting date relate to environmental claims, workers’ compensation claims, and third-party claims. As of both February 28, 2025 and August 31, 2024, receivables from insurers totaled $15 million, including $13 million relating to environmental claims.

Other assets as of February 28, 2025 and August 31, 2024 included $22 million and $18 million, respectively, representing advances to a supplier of metals recycling equipment.

Other assets as of February 28, 2025 and August 31, 2024 included $6 million related to funding for remediation costs of a legacy environmental matter held in short-term certificates of deposit and is reported within prepaid expenses and other current assets.

Other assets as of February 28, 2025 and August 31, 2024 also included $6 million and $7 million, respectively, of capitalized cloud computing arrangement implementation costs. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. This amortization expense is reported within operating expense, separately from depreciation and amortization expense for property, plant, and equipment and intangible assets as reported on the Unaudited Condensed Consolidated Statements of Cash Flows.

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

On December 8, 2021, the Company experienced a fire at its metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. The repair and replacement of most property that

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. The Company filed insurance claims for the property that experienced physical loss or damage and business income losses resulting from the matter. During the first half of fiscal 2024, the Company recognized a $6 million insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations, $2 million of which was recognized in the second quarter of fiscal 2024. In fiscal 2024, the Company reached a full and final settlement with its insurers for its claims, and all insurance proceeds and recovery gains in connection with the Company’s claims had been received and recognized, respectively, as of August 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of February 28, 2025. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company’s derivative financial instruments are major financial institutions.

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

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	February 28, 2025	August 31, 2024
Processed and unprocessed scrap metal	$131,376	$137,013
Semi-finished goods	16,085	14,846
Finished goods	62,015	72,225
Supplies	72,281	69,848
Inventories	$281,757	$293,932

Note 3 - Goodwill

As of both February 28, 2025 and August 31, 2024, the balance of the Company’s goodwill was $13 million, all of which was allocated to one reporting unit, a recycling services operation. The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first half of fiscal 2025 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

Note 4 - Commitments and Contingencies

Contingencies - Environmental

The Company evaluates the adequacy of its environmental liabilities on a quarterly basis. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or expenditures are made for which liabilities were established.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s environmental liabilities for the six months ended February 28, 2025 were as follows (in thousands):

Balance as of September 1, 2024	Liabilities Established (Released), Net	Payments and Other	Balance as of February 28, 2025	Short-Term	Long-Term
$65,649	$309	$(1,080)	$64,878	$12,706	$52,172

As of February 28, 2025 and August 31, 2024, the Company had environmental liabilities of $65 million and $66 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both February 28, 2025 and August 31, 2024, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

The Company’s environmental liabilities as of each of February 28, 2025 and August 31, 2024 included $5 million relating to the Portland Harbor matters described above.

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of February 28, 2025 and August 31, 2024, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

The Company has insurance policies that it believes will provide reimbursement for costs it incurs for defense, remediation, and mitigation for or settlement of natural resource damages claims in connection with Portland Harbor although there are no assurances that those policies will cover all the costs which the Company may incur. Most of these policies jointly insure the Company and MMGL, as the successor to a former subsidiary of the Company. The Company and MMGL have negotiated settlements with certain insurers of claims against them related to Portland Harbor, continue to seek settlements with other insurers, and formed two QSFs which became operative in fiscal 2020 and fiscal 2023, respectively, to hold such settlement amounts until funds are needed to pay or reimburse costs incurred by the Company and MMGL in connection with Portland Harbor. These insurance policies and the funds in the QSFs may not cover all of the costs which the Company may incur. Each QSF is an unconsolidated variable interest entity (“VIE”) with no primary beneficiary. Two managers unrelated to each other, one appointed by the Company and one appointed by MMGL, share equally the power to direct the activities of each VIE that most significantly impact its economic performance. The Company’s appointee to co-manage each VIE is an executive officer of the Company. Neither MMGL nor its appointee to co-manage each VIE is a related party of the Company for the purpose of the primary beneficiary assessment or otherwise.

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies and agreements with other third parties, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company’s insurance policies and agreements with other third parties may not cover all the costs which the Company incurs. As of both February 28, 2025 and August 31, 2024, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of February 28, 2025 and August 31, 2024, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of both February 28, 2025 and August 31, 2024, the Company had $5 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of February 28, 2025 and August 31, 2024 included $1 million and $2 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of each of February 28, 2025 and August 31, 2024 included $10 million for the estimated costs related to remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded in fiscal 2021. In the fourth quarter of fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of February 28, 2025, pending completion, approval, and implementation of the remediation action plan.

In addition, the Company is a PRP related to environmental matters in connection with a facility previously used for disposal of automobile shredder residue by a wholly-owned subsidiary. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going. On December 4, 2020, the Company and two other PRPs entered into a final Administrative Order with the state agency, and another PRP was served with a unilateral order. Remediation discussions among the state agency, the Company and other PRPs pursuant to such order are ongoing as of February 2025. It is reasonably possible that the Company may recognize a liability in connection with this matter at the time such losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of remediation plans for soil, groundwater and vapor conditions.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, comprise the following (in thousands):

	Three Months ended February 28, 2025				Three Months ended February 29, 2024
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total
Balances - December 1 (Beginning of period)	$(39,787)	$(716)	$(1,201)	$(41,704)	$(37,839)	$(411)	$(1,852)	$(40,102)
Other comprehensive income (loss) before reclassifications	(1,846)	(9)	—	(1,855)	(83)	711	—	628
Income tax benefit (expense)	—	2	—	2	—	(160)	—	(160)
Other comprehensive income (loss) before reclassifications, net of tax	(1,846)	(7)	—	(1,853)	(83)	551	—	468
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	36	33	—	(343)	279	(64)
Income tax (benefit) expense	—	1	(8)	(7)	—	77	(63)	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(2)	28	26	—	(266)	216	(50)
Net periodic other comprehensive income (loss)	(1,846)	(9)	28	(1,827)	(83)	285	216	418
Balances - February 28 and 29, respectively (End of period)	$(41,633)	$(725)	$(1,173)	$(43,531)	$(37,922)	$(126)	$(1,636)	$(39,684)

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months ended February 28, 2025				Six Months Ended February 29, 2024
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(37,678)	$(1,428)	$(1,066)	$(40,172)	$(37,340)	$(304)	$(2,039)	$(39,683)
Other comprehensive income (loss) before reclassifications	(3,955)	1,090	(210)	(3,075)	(582)	908	178	504
Income tax (expense) benefit	—	(246)	47	(199)	—	(204)	(40)	(244)
Other comprehensive income (loss) before reclassifications, net of tax	(3,955)	844	(163)	(3,274)	(582)	704	138	260
Amounts reclassified from accumulated other comprehensive income (loss)	—	(183)	72	(111)	—	(679)	342	(337)
Income tax expense (benefit)	—	42	(16)	26	—	153	(77)	76
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(141)	56	(85)	—	(526)	265	(261)
Net periodic other comprehensive income (loss)	(3,955)	703	(107)	(3,359)	(582)	178	403	(1)
Balances - February 28 and 29, respectively (End of period)	$(41,633)	$(725)	$(1,173)	$(43,531)	$(37,922)	$(126)	$(1,636)	$(39,684)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

Note 6 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Major product information:
Ferrous revenues	$318,955	$316,097	$646,059	$664,994
Nonferrous revenues	179,012	164,481	361,061	333,775
Steel revenues(1)	104,114	100,721	205,965	214,252
Retail and other revenues	40,427	39,760	85,960	80,935
Total revenues	$642,508	$621,059	$1,299,045	$1,293,956
Revenues based on sales destination:
Foreign	$336,707	$328,259	$691,557	$686,280
Domestic	305,801	292,800	607,488	607,676
Total revenues	$642,508	$621,059	$1,299,045	$1,293,956

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of February 28, 2025 and August 31, 2024, receivables from contracts with customers, net of an allowance for credit losses, represented substantially all of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets as of each reporting date.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $13 million and $10 million as of February 28, 2025 and August 31, 2024, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the second quarter of fiscal 2025, the Company granted deferred stock units (“DSUs”) to each of its non-employee directors under the Company’s 2024 Plan. Each DSU gives the director the right to receive one share of Class A common stock at a future date. The grant included an aggregate of 57,642 shares that will vest in full on the day before the Company’s 2025 annual meeting of shareholders, subject to continued Board service. The total fair value of these awards at the grant date was $1 million.

Note 8 - Derivative Financial Instruments

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt and may enter interest rate swap contracts to effectively manage the impact of interest rate changes on its outstanding debt, which has predominantly floating interest rates. The Company does not enter interest rate swap transactions for trading or speculative purposes.

In fiscal 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. These contracts mature in August 2026. As of both February 28, 2025 and August 31, 2024, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of February 28, 2025 and August 31, 2024 is as follows (in thousands):

	Balance Sheet Location	February 28, 2025	August 31, 2024
Interest rate swap contracts	Other accrued liabilities	$506	$174
Interest rate swap contracts	Other long-term liabilities	$428	$1,667

See Note 5 - Accumulated Other Comprehensive Income (Loss) for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended February 28, 2025, which reclassified amounts totaled less than $1 million for each period. For the three and six months ended February 29, 2024, such reclassified amounts totaled less than $1 million and $1 million, respectively. Total interest expense was $9 million and $18 million, respectively, for the second quarter and first six months of fiscal 2025, compared to $6 million and $11 million, respectively, for the same periods in the prior year. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the three and six months ended February 28, 2025 and February 29, 2024.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the second quarter and the first six months of fiscal 2025 was a benefit on pre-tax loss of 11.5% and 0.7%, respectively, compared to an expense on pre-tax loss of 3.6% and a benefit on pre-tax loss of 14.8%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the second quarter of fiscal 2025 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance including an increase in the Company’s valuation allowance against deferred tax assets in the U.S. tax jurisdiction and the impact of intra-period allocation of the estimated annual tax provision. For the second quarter of fiscal 2024, the Company’s effective tax rate from continuing operations was significantly different than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

intra-period allocation of the estimated annual tax provision, as well as the recognition of a valuation allowance against deferred tax assets in the Company’s Puerto Rico tax jurisdiction.

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

Note 10 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to Radius shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Income (loss) from continuing operations	$(32,965)	$(33,979)	$(69,894)	$(51,775)
Net (income) loss attributable to noncontrolling interests	(12)	31	(256)	(135)
Income (loss) from continuing operations attributable to Radius shareholders	$(32,977)	$(33,948)	$(70,150)	$(51,910)
Income (loss) from discontinued operations, net of tax	—	(31)	—	(33)
Net income (loss) attributable to Radius shareholders	$(32,977)	$(33,979)	$(70,150)	$(51,943)
Computation of shares:
Weighted average common shares outstanding, basic	28,684	28,454	28,628	28,337
Incremental common shares attributable to dilutive performance share awards, RSUs and DSUs	—	—	—	—
Weighted average common shares outstanding, diluted	28,684	28,454	28,628	28,337

Common stock equivalent shares of 990,999 and 719,952 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and six months ended February 28, 2025, respectively, compared to 340,415 and 407,103 for the three and six months ended February 29, 2024, respectively.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $4 million and $5 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $8 million and $9 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

Note 12 - Debt

Debt consisted of the following as of February 28, 2025 and August 31, 2024 (in thousands):

	February 28, 2025	August 31, 2024
Bank revolving credit facilities, interest primarily at SOFR or LIBOR plus a spread	$410,000	$393,612
Finance lease liabilities	7,815	9,042
Other debt obligations	12,089	12,116
Total debt	429,904	414,770
Less current maturities	(5,480)	(5,688)
Debt, net of current maturities	$424,424	$409,082

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

As of February 28, 2025 and August 31, 2024, borrowings outstanding under the credit facilities were $410 million and $394 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 6.9% and 8.0% as of February 28, 2025 and August 31, 2024, respectively.

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

As of February 28, 2025, the Company was in compliance with the applicable financial covenants under the Amended Credit Agreement. While the Company expects to remain in compliance with the financial covenants under the credit agreement, the Company may not be able to do so in the event market conditions do not improve, or other factors have a significant adverse impact on its results of operations and financial position. If the Company does not maintain compliance with its financial covenants and is unable to obtain an amendment or waiver from its lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under the Amended Credit Agreement and acceleration of the amounts owed under the agreement.

Note 13 - Subsequent Events

On March 13, 2025, the Company, TAI and Merger Sub, entered into the Merger Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger as a wholly owned subsidiary of TAI. The Board of Directors of the Company has approved the Merger Agreement and the transactions contemplated thereby, including the Merger.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock of the Company (“Radius Common Stock”) that is issued and outstanding

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

immediately prior to the Effective Time (other than any shares of Class B common stock of the Company for which dissenters’ rights have been properly exercised and perfected and not withdrawn) will be converted into the right to receive $30.00 in cash (the “Merger Consideration”), without interest, and less any applicable withholding taxes.

In addition, pursuant to the Merger Agreement, as of the Effective Time, (i) each Company RSU Award (as defined in the Merger Agreement) (or a portion thereof) that is outstanding immediately prior to the Effective Time will, to the extent not vested, automatically become fully vested and be cancelled and converted into the right to receive an amount in cash equal to the sum of (x) the product of (A) Merger Consideration and (B) the total number of shares of Radius Common Stock subject to such Company RSU Award (or portion thereof) immediately prior to the Effective Time, and (y) any accrued and unpaid dividends or dividend equivalent rights corresponding to such Company RSU Award, (ii) each Company PSU Award (as defined in the Merger Agreement) (or portion thereof) that is outstanding immediately prior to the Effective Time will, to the extent not vested, automatically become fully vested and be cancelled and converted into the right to receive an amount in cash equal to the product of (x) the Merger Consideration and (y) the total number of shares of Radius Common Stock subject to such Company PSU Award (or portion thereof) immediately prior to the Effective Time, calculated based on the greater of (A) actual performance, calculated with the applicable performance period running through the last day of the Company’s most recently completed quarter prior to the Effective Time and (B) deemed target level performance, and (iii) each Company DSU Award (as defined in the Merger Agreement) (or portion thereof) that is outstanding immediately prior to the Effective Time will, to the extent not vested, automatically become fully vested and be cancelled, and converted into the right to receive an amount in cash equal to the sum of (x) the product of (A) the Merger Consideration and (B) the total number of shares of Radius Common Stock subject to such Company DSU Award (or portion thereof), and (y) any accrued and unpaid dividends or dividend equivalent rights corresponding to such Company DSU Award.

The Company, TAI and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that (i) the Company will conduct its and its subsidiaries’ business in the ordinary course of business consistent with past practice in all material respects during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain types of transactions or take certain actions outside the ordinary course during such period without the prior consent of TAI, (iii) the Company will cause a meeting of the holders of Radius Common Stock to be held to consider approval of the Merger, and (iv) subject to certain customary exceptions, the Board of Directors of the Company will recommend that holders of Radius Common Stock vote in favor of the Merger. The Company has also made certain additional customary covenants, including, among others, covenants not to: (A) solicit or knowingly encourage any inquiries with respect to certain alternative business combination transactions or (B) subject to certain exceptions designed to allow the Board of Directors of the Company to fulfill its fiduciary duties to the Company’s shareholders, engage in any discussions concerning, or provide confidential information to, any person relating to certain alternative business combination transactions.

Consummation of the Merger is subject to certain customary conditions, including (i) the adoption of the Merger by the holders of a majority of the outstanding shares of Radius Common Stock, (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of certain regulatory approvals, to the extent required, (iv) the receipt of Committee on Foreign Investment in the United States (“CFIUS”) approval without the imposition of certain conditions set forth in the Merger Agreement and (v) compliance in all material respects on the part of each of the Company, TAI and Merger Sub with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions).

Subject to the satisfaction of such closing conditions, the Company anticipates the Merger and the other transactions contemplated by the Merger Agreement to close in the second half of calendar year 2025. Following completion of the Merger, the Company's common stock will no longer be publicly listed.

The Merger Agreement contains certain customary termination rights for the Company and TAI, including the Company’s right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay TAI a termination fee of $27.2 million.

RADIUS RECYCLING, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and six months ended February 28, 2025 and February 29, 2024. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2024, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

Our quarterly operating results fluctuate based on a variety of factors including, but not limited to, changes in market conditions for recycled ferrous and nonferrous metal and finished steel products, the supply of scrap metal in our domestic markets, varying demand for used auto parts from our self-service retail stores, the efficiency of our supply chain, and variations in production and other operating costs. Certain of these factors are influenced, to a degree, by the impact of seasonal changes including severe weather conditions, which can impact the timing of shipments and inhibit construction activity utilizing our products, scrap metal collection and production levels at our facilities, and retail admissions and parts sales at our auto parts stores. Further, trade actions, including tariffs, sanctions, and any retaliation by affected countries, as well as licensing, product quality, and inspection requirements, can impact the level of profitability on sales of our products and, in certain cases, impede or restrict our ability to sell to certain export markets or require us to direct our sales to alternative market destinations, which can cause our quarterly operating results to fluctuate. For further information regarding the potential impact of uncertainty in global markets including the impact of tariffs and other trade actions on our business and results of operations, see Part II, Item 1A. Risk Factors of this report.

Merger with TAI

On March 13, 2025, we entered into a Merger Agreement with Toyota Tsusho America, Inc. (“TAI”), a U.S. subsidiary of Toyota Tsusho Corporation (“TTC”) and TAI Merger Corporation, a wholly owned subsidiary of TAI (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger as a wholly owned subsidiary of TAI. Upon the Effective Time, and as a result of the Merger, each share of Radius Common Stock that is issued and outstanding immediately prior to the Effective Time (other than any shares of Class B common stock of the Company for which dissenters’ rights have been properly exercised and perfected and not withdrawn) will be converted into the right to receive $30.00 in cash without interest, and less any applicable withholding taxes. The transaction has been unanimously approved by the Company’s Board of Directors and is expected to close in the second half of calendar year 2025, with the closing and timing thereof subject to certain customary closing conditions. See Note 13 - Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information.

Everett Facility Shredder Fire

On December 8, 2021, we experienced a fire at our metals recycling facility in Everett, Massachusetts. Direct physical loss or damage to property from the incident was limited to the facility’s shredder building and equipment, with no bodily injuries and no physical loss or damage to property reported at other buildings or equipment. The repair and replacement of most property that experienced physical loss or damage, primarily buildings and improvements, was substantially completed by the end of fiscal 2023. We have insurance that was fully applicable to the losses, including but not limited to the costs of installing the temporary capture and controls system and any associated loss of business income, and filed insurance claims, which were subject to deductibles and various conditions, exclusions, and limits, for the property damage or loss and business income losses resulting from the matter. During the first half of fiscal 2024, we recognized an additional $6 million insurance receivable and related insurance recovery gain, reported within cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations, $2 million of which was recognized in the second quarter of fiscal 2024. All insurance proceeds and recovery gains in connection with our claims had been received and recognized, respectively, as of August 31, 2024.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared

RADIUS RECYCLING, INC.

in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, restructuring charges and other exit-related activities, charges for legacy environmental matters (net of recoveries), amortization of capitalized cloud computing implementation costs, asset impairment charges, business development costs not related to ongoing operations including pre-acquisition and merger expenses, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

RADIUS RECYCLING, INC.

Financial Highlights of Results of Operations for the Second Quarter of Fiscal 2025

•
Diluted loss per share from continuing operations attributable to Radius shareholders in the second quarter of fiscal 2025 was $(1.15), compared to $(1.19) in the prior year quarter.
•
Adjusted diluted loss per share from continuing operations attributable to Radius shareholders in the second quarter of fiscal 2025 was ($0.99), compared to $(1.04) in the prior year quarter.
•
Net loss in the second quarter of fiscal 2025 was $33 million, compared to net loss of $34 million in the prior year quarter.
•
Adjusted EBITDA in the second quarter of fiscal 2025 was break-even, compared to $3 million in the prior year quarter.

Compared to the prior year quarter, financial performance in the second quarter of fiscal 2025 was impacted by softer market conditions for recycled ferrous metal and finished steel, leading to lower average net selling prices and compression of metal spreads. Average net selling prices for our ferrous products were 14% lower compared to the prior year quarter, due in part to elevated levels of Chinese steel exports. During the second quarter of fiscal 2025, domestic and export market conditions diverged, with domestic ferrous scrap prices rebounding significantly as a result of domestic mill restocking, further supported by the impact of particularly adverse winter weather conditions on already tight supply flows. The increase in domestic scrap prices led to a temporary compression of spreads on export shipments contracted before the price surge occurred. For the second quarter of fiscal 2025, average net selling prices for our finished steel products were 9% lower than the prior year quarter, which contributed to lower metal spreads. Stronger nonferrous global demand led to higher average net selling prices for our nonferrous products in the second quarter of fiscal 2025 compared to the prior year quarter. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2024 helped to offset the impact of the softer market conditions and were the primary drivers of the 12% reduction in selling, general and administrative (“SG&A”) expense in the second quarter of fiscal 2025 compared to the prior year quarter.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first six months of fiscal 2025, net cash provided by operating activities was $18 million, compared to net cash used in operating activities of $56 million in the prior year period.
•
Debt was $430 million as of February 28, 2025, compared to $415 million as of August 31, 2024, as a result of increased borrowings from our credit facilities primarily to fund working capital needs and capital expenditures.
•
Debt, net of cash, was $424 million as of February 28, 2025, compared to $409 million as of August 31, 2024.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

RADIUS RECYCLING, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended			Six Months Ended
($ in thousands, except for prices and per share amounts)	February 28, 2025	February 29, 2024%		February 28, 2025	February 29, 2024%
Ferrous revenues	$318,955	$316,097	1%	$646,059	$664,994	(3)%
Nonferrous revenues	179,012	164,481	9%	361,061	333,775	8%
Steel revenues(1)	104,114	100,721	3%	205,965	214,252	(4)%
Retail and other revenues	40,427	39,760	2%	85,960	80,935	6%
Total revenues	642,508	621,059	3%	1,299,045	1,293,956	(—)%
Cost of goods sold	615,011	580,996	6%	1,238,143	1,214,416	2%
Gross margin (total revenues less cost of goods sold)	$27,497	$40,063	(31)%	$60,902	$79,540	(23)%
Gross margin (%)	4.3%	6.5%	(34)%	4.7%	6.1%	(23)%
Selling, general and administrative expense	$54,943	$62,160	(12)%	$111,627	$125,262	(11)%
Diluted income (loss) per share from continuing operations attributable to Radius shareholders:
Reported	$(1.15)	$(1.19)	(3)%	$(2.45)	$(1.83)	34%
Adjusted(2)	$(0.99)	$(1.04)	(5)%	$(2.32)	$(1.68)	38%
Net income (loss)	$(32,965)	$(34,010)	(3)%	$(69,894)	$(51,808)	35%
Adjusted EBITDA(2)	$(480)	$2,796	(NM)	$(452)	$3,858	(NM)
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$353	$391	(10)%	$343	$366	(6)%
Foreign	$321	$381	(16)%	$330	$369	(11)%
Average	$330	$384	(14)%	$334	$368	(9)%
Ferrous volumes (LT, in thousands):
Domestic(4)	468	483	(3)%	945	1,018	(7)%
Foreign	626	497	26%	1,255	1,114	13%
Total ferrous volumes (LT, in thousands)(4)(8)	1,094	980	12%	2,200	2,132	3%
Average nonferrous sales price ($/pound)(3)(5)	$1.03	$0.94	10%	$1.02	$0.93	10%
Nonferrous volumes (pounds, in thousands)(4)(5)	174,323	176,477	(1)%	351,578	358,205	(2)%
Finished steel average sales price ($/ST)(3)	$756	$832	(9)%	$765	$832	(8)%
Finished steel sales volumes (ST, in thousands)	131	114	15%	256	243	5%
Cars purchased (in thousands)(6)	60	67	(10)%	116	131	(11)%
Number of auto parts stores at period end	50	50	(—)%	50	50	(—)%
Rolling mill utilization(7)	88%	81%	9%	84%	88%	(5)%

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
(8)
May not foot due to rounding.

RADIUS RECYCLING, INC.

Revenues

Revenues in the second quarter of fiscal 2025 increased 3% compared to the prior year quarter and remained flat in the first six months compared to the prior year period. In the second quarter and first six months of fiscal 2025, global nonferrous demand was stronger, leading to a 10% increase in average net selling prices for our nonferrous products compared to the prior year periods. In the second quarter and first six months of fiscal 2025, the average net selling prices for our ferrous products decreased 14% and 9%, respectively, compared to the prior year periods, including as a result of continued elevated levels of Chinese steel exports. Amid continuing tight supply conditions for scrap metal due to low levels of U.S. manufacturing activity and lower end-of-life vehicle turnover, our ferrous sales volumes in the second quarter and first six months of fiscal 2025 were 12% and 3% higher, respectively, compared to the prior year periods, primarily due to timing of shipments. Finished steel average selling prices in the second quarter and first six months of fiscal 2025 were 9% and 8% lower, respectively, compared to the prior year periods. Finished steel sales volumes increased 15% and 5%, respectively, compared to the prior year periods when demand for wire rod products was softer.

Operating Performance

Net loss in the second quarter and first six months of fiscal 2025 was $33 million and $70 million, respectively, compared to $34 million and $52 million, respectively, in the comparable prior year periods. Adjusted EBITDA in both the second quarter and the first six months of fiscal 2025 was break-even compared to $3 million and $4 million, respectively in the corresponding prior year periods. Ferrous metal spreads decreased compared to the prior year periods, driven primarily by the decrease in average net selling prices for our ferrous products. The combination of lower finished steel sales prices and higher conversion costs resulted in lower contribution from finished steel compared to the prior year periods. Our results in the second quarter and first six months of fiscal 2025 also reflected a $3 million gain on the sale of certain real property assets. The prior year quarter and first six months included nonrecurring insurance recovery gains of $2 million and $6 million, respectively, related to the Everett Facility shredder fire, which was fully resolved in fiscal 2024.

In the second quarter and first six months of fiscal 2025, we benefited from the full quarterly run rate of the savings associated with our productivity and cost reduction measures implemented since the beginning of fiscal 2024. SG&A expense in the second quarter and first six months of fiscal 2025 decreased 12% and 11%, respectively, compared to the prior year periods reflecting benefits from the cost reduction measures which more than offset the impact of inflation. In addition, SG&A in the first six months of fiscal 2025 included a $2 million insurance recovery gain related to a legacy environmental matter.

See the reconciliation of adjusted EBITDA in Non-GAAP Financial Measures at the end of this Item 2.

Interest Expense

Interest expense was $9 million and $18 million, respectively, for the second quarter and first six months of fiscal 2025, compared to $6 million and $11 million, respectively, for the same periods in the prior year. The increase in interest expense was primarily due to increased average borrowings, as well as higher interest rates on amounts outstanding under our bank credit facilities, compared to the prior year periods.

Income Tax

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2025 was a benefit on pre-tax loss of 11.5% and 0.7%, respectively, compared to a expense on pre-tax loss of 3.6% and a benefit on pre-tax loss of 14.8%, respectively, for the comparable prior year periods. Our effective tax rate from continuing operations for the second quarter of fiscal 2025 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance including an increase in our valuation allowance against deferred tax assets in the U.S. tax jurisdiction and the impact of intra-period allocation of the estimated annual tax provision. For the second quarter of fiscal 2024, our effective tax rate from continuing operations was significantly different than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance, permanent differences from non-deductible expenses, and unrecognized tax benefits on intra-period allocation of the estimated annual tax provision, as well as the recognition of a valuation allowance against deferred tax assets in our Puerto Rico tax jurisdiction.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

RADIUS RECYCLING, INC.

Sources and Uses of Cash

We had cash balances of $5 million and $6 million as of February 28, 2025 and August 31, 2024, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of February 28, 2025, debt was $430 million compared to $415 million as of August 31, 2024, and debt, net of cash, was $424 million as of February 28, 2025, compared to $409 million as of August 31, 2024. The increase in debt was primarily due to increased borrowings from our credit facilities mainly to fund working capital needs and capital expenditures. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash provided by operating activities in the first six months of fiscal 2025 was $18 million, compared to net cash used in operating activities of $56 million in the first six months of fiscal 2024.

Sources of cash in the first six months of fiscal 2025 included a $33 million decrease in accounts receivable primarily reflecting the impact of changes in product selling prices and the timing of sales and collections and a $19 million decrease in inventories primarily due to timing of purchases and sales. Uses of cash in the first six months of fiscal 2025 included a $6 million decrease in accounts payable primarily due to the timing of purchases and payments.

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

Investing Activities

Net cash used in investing activities was $19 million in the first six months of fiscal 2025, compared to $44 million in the first six months of fiscal 2024.

Cash used in investing activities in the first six months of fiscal 2025 included capital expenditures of $23 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology, information technology systems, and environmental and safety-related assets, compared to $40 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2025 was $1 million, compared to $108 million in the first six months of fiscal 2024.

Cash flows from financing activities in the first six months of fiscal 2025 included $15 million in net borrowings of debt, compared to $124 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first six months of fiscal 2025 and 2024 included $11 million in each period for the payment of dividends.

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

RADIUS RECYCLING, INC.

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

We had borrowings outstanding under our credit facilities of $410 million as of February 28, 2025 and $394 million as of August 31, 2024. The weighted average interest rate on amounts outstanding under our credit facilities was 6.9% and 8.0% as of February 28, 2025 and August 31, 2024, respectively.

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

As of February 28, 2025, we were in compliance with the applicable financial covenants under our Amended Credit Agreement. The consolidated interest coverage ratio was required to be no less than 1.25 to 1.00 and was 1.56 to 1.00 as of February 28, 2025. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.17 to 1.00 as of February 28, 2025. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.44 to 1.00 as of February 28, 2025.

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

Other debt obligations, which totaled $12 million as of each of February 28, 2025 and August 31, 2024, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

RADIUS RECYCLING, INC.

Capital Expenditures

Capital expenditures totaled $23 million for the first six months of fiscal 2025, compared to $40 million for the prior year period. We currently plan to invest approximately $60 million in capital expenditures in fiscal 2025. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment, infrastructure, and information technology systems, and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $6 million in capital expenditures for environmental projects in the first six months of fiscal 2025, and we currently plan to invest approximately $20 million for such projects in fiscal 2025. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

Dividends

On January 7, 2025, our Board of Directors declared a dividend for the second quarter of fiscal 2025 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on February 18, 2025.

Share Repurchase Program

As of February 28, 2025, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the second quarter of fiscal 2025. The repurchase of shares of our Class A common stock is restricted under the terms of the Merger Agreement. As a result, we do not anticipate repurchases of shares of our Class A common stock during the pendency of the Merger.

Assessment of Liquidity and Capital Resources

Historically, our available cash resources, internally generated funds, credit facilities, and equity offerings have financed our acquisitions, capital expenditures, working capital, and other financing needs.

RADIUS RECYCLING, INC.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of February 28, 2025, we had $7 million outstanding under these arrangements.

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

The following is a reconciliation of debt, net of cash (in thousands):

	February 28, 2025	August 31, 2024
Short-term borrowings	$5,480	$5,688
Long-term debt, net of current maturities	424,424	409,082
Total debt	429,904	414,770
Less cash and cash equivalents	5,437	5,552
Total debt, net of cash	$424,467	$409,218

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Six Months Ended
	February 28,	February 29,
	2025	2024
Borrowings from long-term debt	$388,747	$389,692
Repayments of long-term debt	(373,432)	(265,910)
Net borrowings (repayments) of debt	$15,315	$123,782

RADIUS RECYCLING, INC.

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted loss from continuing operations attributable to Radius shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to Radius shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, asset impairment charges, amortization of capitalized cloud computing implementation costs, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition and merger expenses, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net loss to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Reconciliation of adjusted EBITDA:
Net income (loss)	$(32,965)	$(34,010)	$(69,894)	$(51,808)
Loss from discontinued operations, net of tax	—	31	—	33
Interest expense	8,771	5,803	17,633	10,613
Income tax expense (benefit)	(4,277)	1,195	(486)	(8,975)
Depreciation and amortization	24,032	24,311	48,066	47,782
Business development costs	2,541	140	2,551	230
Restructuring charges and other exit-related activities	1,422	3,175	3,319	3,210
Charges (recoveries) for legacy environmental matters, net(1)	(244)	156	(2,328)	479
Amortization of cloud computing software costs(2)	240	247	503	327
Asset impairment charges	—	1,748	184	1,967
Adjusted EBITDA	$(480)	$2,796	$(452)	$3,858

Selling, general and administrative expense:
As reported	$54,943	$62,160	$111,627	$125,262
(Charges) recoveries for legacy environmental matters, net(1)	244	(156)	2,328	(479)
Business development costs	(2,541)	(140)	(2,551)	(230)
Adjusted	$52,646	$61,864	$111,404	$124,553

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

RADIUS RECYCLING, INC.

Following are reconciliations of adjusted net loss from continuing operations attributable to Radius shareholders and adjusted diluted loss per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Income (loss) from continuing operations attributable to Radius shareholders:
As reported	$(32,977)	$(33,948)	$(70,150)	$(51,910)
Business development costs	2,541	140	2,551	230
Restructuring charges and other exit-related activities	1,422	3,175	3,319	3,210
Charges (recoveries) for legacy environmental matters, net(1)	(244)	156	(2,328)	479
Asset impairment charges	—	1,748	184	1,967
Income tax expense (benefit) allocated to adjustments(2)	832	(938)	(103)	(1,675)
Adjusted	$(28,426)	$(29,667)	$(66,527)	$(47,699)

Diluted income (loss) per share from continuing operations attributable to Radius shareholders:
As reported	$(1.15)	$(1.19)	$(2.45)	$(1.83)
Business development costs, per share	0.09	—	0.09	0.01
Restructuring charges and other exit-related activities, per share	0.05	0.11	0.12	0.11
Charges (recoveries) for legacy environmental matters, net, per share(1)	(0.01)	0.01	(0.08)	0.02
Asset impairment charges, per share	—	0.06	—	0.07
Income tax expense (benefit) allocated to adjustments, per share(2)	0.03	(0.03)	—	(0.06)
Adjusted(3)	$(0.99)	$(1.04)	$(2.32)	$(1.68)

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
(2)
Income tax allocated to the aggregate adjustments reconciling reported and adjusted income (loss) from continuing operations attributable to Radius shareholders and diluted income (loss) per share from continuing operations attributable to Radius shareholders is determined based on a tax provision calculated with and without the adjustments.
(3)
May not foot due to rounding.

RADIUS RECYCLING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of February 28, 2025.

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

As of February 28, 2025 and August 31, 2024, 17% and 28%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar.

RADIUS RECYCLING, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2024, except for the following:

Changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions may adversely affect our operating results, financial condition, and cash flows

We generate a substantial portion of our revenues from sales to customers located outside the U.S., including countries in Asia, the Mediterranean region, and North, Central, and South America. In each of the last three fiscal years, exports comprised approximately 54% to 61% of our ferrous sales volumes and 56% to 57% of our nonferrous sales volumes. Our ability to sell our products profitably, or at all, into international markets is subject to a number of risks including adverse impacts of political, economic, military, terrorist, or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs, or other trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. Economic and geopolitical instability, including as a result of military conflict, could give rise to turmoil in markets that could have an impact on our business. The occurrence of such events and conditions may adversely affect our operating results, financial condition, and cash flows. For example, tariffs and import license requirements and quotas have been in place for several years in multiple jurisdictions, including China. Our ability to navigate these tariffs and restrictions is critical to our business and any changes or expansion in these tariffs and restrictions could adversely impact our business or results of operations. In addition, changing conditions in global markets may contribute to concentration in one or more of our country destinations. For example, in fiscal 2024, Bangladesh, Turkey and India comprised 85% of our ferrous export sales. We also import various materials from countries subject to tariffs, including recycled metals from our Canadian operations, recycled metals from unrelated suppliers, and certain non-trade goods, as well as purchase foreign-sourced goods from domestic distributors.

In March 2018, the U.S. imposed a 25% tariff on certain imported steel products and a 10% tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962, as well as duties in various ranges on imports from China under Section 301 of the Trade Act of 1974. Those duties remain in effect. Since January 2025, there have been a number of tariffs, both threatened and imposed, including an additional 20% tariff on Chinese-origin goods, and another 34% tariff to become effective, making the total tariff 54% on China. Various other tariffs on imports from all countries ranging from 10% to 49% have been announced, with a temporary exclusion for goods that enter the United States as qualifying goods under the U.S. Mexico Canada Free Trade Agreement, which includes our recycled metal imports from Canada. Additionally, there has been an expansion of the Section 232 steel and aluminum tariffs to countries and products that had previously been excluded, a broad scope of derivative products, and the increase of the aluminum tariff to 25%. These tariffs have the potential of increasing our costs for foreign-origin trade and non-trade material.

Additionally, these tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may impose trade measures, including reciprocal tariffs, on other U.S. goods in the future. These tariffs and other trade actions could result in a decrease in international steel demand and negatively impact demand for our exported products, which would adversely impact our business.

Given the uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries, the impact of the trade actions on our operations or results remains uncertain, but this impact could be material.

Risk Factors Relating to the Merger

We may not complete the pending transaction with TAI within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our common stock.

On March 13, 2025, we entered into the Merger Agreement, with TAI and Merger Sub pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger as a wholly owned subsidiary of TAI.

RADIUS RECYCLING, INC.

Consummation of the Merger is subject to certain customary conditions, including (i) the adoption of the Merger by the holders of a majority of the outstanding shares of Radius Common Stock, (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of certain regulatory approvals, to the extent required, (iv) the receipt of CFIUS approval without the imposition of certain conditions set forth in the Merger Agreement and (v) compliance in all material respects on the part of each of the Company, TAI and Merger Sub with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and upon no “Company Material Adverse Effect” (as defined in the Merger Agreement) having occurred with respect to the Company since the signing of the Merger Agreement. In addition, we and TAI have certain customary termination rights pursuant to the Merger Agreement, including our right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. As a result, we cannot assure you that all of the various closing conditions will be satisfied and that the Merger with TAI will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed. We could also be required to pay TAI a termination fee of $27.2 million if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement. The failure to complete the Merger also may result in negative publicity, a decline in investor confidence, stockholder litigation being brought against us, adverse impacts to our relationships with our existing and prospective employees, customers, regulators, third-party suppliers, industrial vendors and other business partners, us being unable to recruit prospective employees or to retain and motivate existing employees, and adverse financial impacts due to costs incurred in connection with the Merger. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger with TAI could adversely affect our business, financial results, operations and/or the market price of our common stock.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. Our management’s and certain of our employees’ attention is being directed toward the completion of the Merger and thus is being diverted to some extent from our day-to-day operations.

Uncertainty as to our future could adversely affect our business and our relationship with customers, regulators, third-party suppliers, industrial vendors and other business partners. For example, customers, third-party suppliers, industrial vendors and other counterparties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course of business consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent TAI’s prior consent. Subject to certain exceptions, these limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends that are inconsistent with our past practice, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. Furthermore, we are limited in our ability to solicit other acquisition proposals during the pendency of the Merger. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

RADIUS RECYCLING, INC.

In certain instances, the Merger Agreement requires us to pay a termination fee to TAI, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay TAI a termination fee of $27.2 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, a termination of the Merger Agreement by TAI in response to a “Change of Recommendation” (as defined in the Merger Agreement) of our Board of Directors or a termination of the Merger Agreement by us to accept a “Superior Proposal” (as defined in the Merger Agreement). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with TAI.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If the Merger is completed, our business and shareholders would be exposed to additional risks.

The amount of cash per share to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

The exchange of our common stock for the all-cash per share merger consideration under the Merger Agreement generally will be a taxable transaction to any stockholder that is treated as a U.S. taxpayer.

If the Merger is completed, our shareholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company. It is also possible that TAI could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of our assets to one or more purchasers, that could conceivably produce a higher aggregate value than that available to shareholders in the Merger.

ITEM 5. OTHER INFORMATION

During the three months ended February 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

RADIUS RECYCLING, INC.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of March 13, 2025, by and among Radius Recycling, Inc., Toyota Tsusho America, Inc. and TAI Merger Corporation. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2025, and incorporated herein by reference.

10.1*	Summary Sheet for 2025 Non-Employee Director Compensation

10.2*	Form of Deferred Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan used for non-employee directors for awards granted in 2025

10.3

Fifth Amendment, dated as of January 3, 2025, to Third Amended and Restated Credit Agreement dated as of April 6, 2016 by and among Radius Recycling, Inc. as the US Borrower, Schnitzer Steel Canada Ltd., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto.

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

RADIUS RECYCLING, INC.
(Registrant)

Date:	April 4, 2025	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	April 4, 2025	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer