Form 10-Q
period 2025-05-31
RADIUS RECYCLING, INC.
filed 2025-07-01
CIK 912603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2025

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

The registrant had 28,057,661 shares of Class A common stock, par value of $1.00 per share, and 200,000 shares of Class B common stock, par value of $1.00 per share, outstanding as of June 27, 2025.

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

We may make other forward-looking statements from time to time, including in reports filed with the Securities and Exchange Commission, press releases, presentations, and on public conference calls. All forward-looking statements we make are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements, except as may be required by law. Our business is subject to the effects of changes in domestic and global economic conditions and a number of other risks and uncertainties that could cause actual results to differ materially from those included in, or implied by, such forward-looking statements. Some of these risks and uncertainties are discussed in “Item 1A. Risk Factors” of Part I of our most recent Annual Report on Form 10-K and Part II of our most recent Quarterly Report on Form 10-Q. Examples of these risks include: the completion of the Merger is subject to various risks and uncertainties related to, among other things, its terms, timing, structure, benefits, costs and completion; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below); the disruption of management’s attention from the Company’s ongoing business operations due to the Merger; the effect of the announcement of the Merger on the Company’s relationships with its customers, third-party suppliers, industrial vendors and other third parties, as well as its operating results and business generally; the potential difficulties in employee retention as a result of the Merger; the Merger Agreement may be terminated in circumstances that may require the Company to pay TAI a termination fee; the fact that, if the Merger is completed, shareholders will forgo the opportunity to realize the potential long-term value of the successful execution of the Company’s current strategy as an independent company; required approvals to complete the Merger by our shareholders and the receipt of certain regulatory approvals, to the extent required, and the timing and conditions for such approvals; the stock price of the Company may decline significantly if the merger is not completed; the possibility that TAI could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of the Company’s assets to one or more purchasers, that could conceivably produce a higher aggregate value than that available to shareholders in the Merger; the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to satisfy the closing conditions to the Merger; potential environmental cleanup costs related to the Portland Harbor Superfund site or other locations; the impact of equipment upgrades, equipment failures, and facility damage on production; failure to realize or delays in realizing expected benefits from capital and other projects, including investments in processing and manufacturing technology improvements and information technology systems; the cyclicality and impact of general economic conditions; the impact of inflation and interest rate and foreign currency fluctuations; changing conditions in global markets including the impact of sanctions and tariffs, quotas, and other trade actions and import restrictions; increases in the relative value of the U.S. dollar; economic and geopolitical instability including as a result of military conflict; volatile supply and demand conditions affecting prices and volumes in the markets for raw materials and other inputs we purchase; significant decreases in recycled metal prices; imbalances in supply and demand conditions in the global steel industry; difficulties associated with acquisitions and integration of acquired businesses; supply chain disruptions; reliance on third-party shipping companies, including with respect to freight rates and the availability of transportation; restrictions on our business and financial covenants under the agreement governing our bank credit facilities; potential limitations on our ability to access capital resources and existing credit facilities; the impact of impairment of goodwill and assets other than goodwill; the impact of pandemics, epidemics, or other public health emergencies; inability to achieve or sustain the benefits from productivity, cost savings, and restructuring initiatives; inability to renew facility leases; customer fulfillment of their contractual obligations; the impact of consolidation in the steel industry; product liability claims; the impact of legal proceedings and legal compliance; the impact of climate change; the impact of not realizing deferred tax assets; the impact of tax increases and changes in tax rules; the impact of one or more cybersecurity incidents; the impact of increasing attention to environmental, social, and governance matters; translation risks associated with fluctuation in foreign exchange rates; the impact of hedging transactions; inability to obtain or renew business licenses and permits; environmental compliance costs and potential environmental liabilities; increased environmental regulations and enforcement; compliance with climate change and greenhouse gas emission laws and regulations; the impact of labor shortages or increased labor costs; reliance on employees subject to collective bargaining agreements; and the impact of the underfunded status of multiemployer plans in which we participate.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	May 31, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,214	$5,552
Accounts receivable, net of allowance for credit losses of $1,510 and $1,918	239,095	258,157
Inventories	272,957	293,932
Refundable income taxes	1,019	923
Prepaid expenses and other current assets	44,702	50,563
Total current assets	573,987	609,127
Property, plant and equipment, net of accumulated depreciation of $1,020,074 and $970,237	640,578	672,192
Operating lease right-of-use assets	129,657	123,546
Investments in joint ventures	8,687	9,841
Goodwill	13,105	13,105
Intangibles, net of accumulated amortization of $22,288 and $17,552	23,740	28,656
Deferred income taxes	17,699	18,577
Other assets	64,745	58,725
Total assets	$1,472,198	$1,533,769
Liabilities and Equity
Current liabilities:
Short-term borrowings	$5,403	$5,688
Accounts payable	193,936	202,498
Accrued payroll and related liabilities	19,618	24,654
Environmental liabilities	12,993	13,232
Operating lease liabilities	20,680	19,262
Accrued income taxes	28	3
Other accrued liabilities	57,151	51,233
Total current liabilities	309,809	316,570
Deferred income taxes	2,877	4,472
Long-term debt, net of current maturities	449,010	409,082
Environmental liabilities, net of current portion	51,600	52,417
Operating lease liabilities, net of current maturities	109,827	104,246
Other long-term liabilities	20,962	21,242
Total liabilities	944,085	908,029
Commitments and contingencies (Note 4)
Radius Recycling, Inc. (“Radius”) shareholders’ equity:
Preferred stock – 20,000 shares $1.00 par value authorized, none issued	—	—
Class A common stock – 75,000 shares $1.00 par value authorized, 28,058 and 27,839 shares issued and outstanding	28,058	27,839
Class B common stock – 25,000 shares $1.00 par value authorized, 200 and 200 shares issued and outstanding	200	200
Additional paid-in capital	34,869	28,828
Retained earnings	502,913	606,417
Accumulated other comprehensive income (loss)	(40,431)	(40,172)
Total Radius shareholders’ equity	525,609	623,112
Noncontrolling interests	2,504	2,628
Total equity	528,113	625,740
Total liabilities and equity	$1,472,198	$1,533,769

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Revenues	$726,991	$673,920	$2,026,036	$1,967,876
Operating expense:
Cost of goods sold	677,444	628,390	1,915,587	1,842,806
Selling, general and administrative	56,350	62,100	167,977	187,362
(Income) from joint ventures	(231)	(300)	(867)	(1,003)
Goodwill impairment charges	—	215,941	—	215,941
Asset impairment charges	256	—	440	1,476
Restructuring charges and other exit-related activities	375	3,275	3,694	6,485
Operating income (loss)	(7,203)	(235,486)	(60,795)	(285,191)
Interest expense	(9,131)	(7,368)	(26,764)	(17,981)
Other income (expense), net	(400)	(187)	445	(620)
Income (loss) from continuing operations before income taxes	(16,734)	(243,041)	(87,114)	(303,792)
Income tax (expense) benefit	328	44,551	814	53,526
Income (loss) from continuing operations	(16,406)	(198,490)	(86,300)	(250,266)
Income (loss) from discontinued operations, net of tax	—	(21)	—	(54)
Net income (loss)	(16,406)	(198,511)	(86,300)	(250,320)
Net (income) loss attributable to noncontrolling interests	(558)	121	(814)	(13)
Net income (loss) attributable to Radius shareholders	$(16,964)	$(198,390)	$(87,114)	$(250,333)

Net income (loss) per share attributable to Radius shareholders:
Basic:
Income (loss) per share from continuing operations	$(0.59)	$(6.97)	$(3.04)	$(8.82)
Income (loss) loss per share	$(0.59)	$(6.97)	$(3.04)	$(8.82)
Diluted:
Income (loss) per share from continuing operations	$(0.59)	$(6.97)	$(3.04)	$(8.82)
Income (loss) per share	$(0.59)	$(6.97)	$(3.04)	$(8.82)
Weighted average number of common shares:
Basic	28,700	28,479	28,652	28,385
Diluted	28,700	28,479	28,652	28,385

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Net income (loss)	$(16,406)	$(198,511)	$(86,300)	$(250,320)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,013	(308)	(942)	(890)
Cash flow hedges, net	59	776	762	954
Pension obligations, net	28	148	(79)	551
Total other comprehensive income (loss), net of tax	3,100	616	(259)	615
Comprehensive income (loss)	(13,306)	(197,895)	(86,559)	(249,705)
Less comprehensive (income) loss attributable to noncontrolling interests	(558)	121	(814)	(13)
Comprehensive income (loss) attributable to Radius shareholders	$(13,864)	$(197,774)	$(87,373)	$(249,718)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended May 31, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of March 1, 2024	27,782	$27,782	200	$200	$24,503	$831,636	$(39,684)	$844,437	$3,029	$847,466
Net income (loss)	—	—	—	—	—	(198,390)	—	(198,390)	(121)	(198,511)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	616	616	—	616
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(154)	(154)
Issuance of restricted stock	85	85	—	—	(85)	—	—	—	—	—
Restricted stock withheld for taxes	(28)	(28)	—	—	(451)	—	—	(479)	—	(479)
Share-based compensation cost	—	—	—	—	2,456	—	—	2,456	—	2,456
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,369)	—	(5,369)	—	(5,369)
Balance as of May 31, 2024	27,839	$27,839	200	$200	$26,423	$627,877	$(39,068)	$643,271	$2,754	$646,025

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Three Months Ended May 31, 2025	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of March 1, 2025	28,000	$28,000	200	$200	$32,682	$525,365	$(43,531)	$542,716	$2,288	$545,004
Net income (loss)	—	—	—	—	—	(16,964)	—	(16,964)	558	(16,406)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,100	3,100	—	3,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(342)	(342)
Issuance of restricted stock	84	84	—	—	(84)	—	—	—	—	—
Restricted stock withheld for taxes	(26)	(26)	—	—	(739)	—	—	(765)	—	(765)
Share-based compensation cost	—	—	—	—	3,010	—	—	3,010	—	3,010
Dividends ($0.1875 per common share)	—	—	—	—	—	(5,488)	—	(5,488)	—	(5,488)
Balance as of May 31, 2025	28,058	$28,058	200	$200	$34,869	$502,913	$(40,431)	$525,609	$2,504	$528,113

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except per share amounts)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Nine Months Ended May 31, 2024	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2023	27,312	$27,312	200	$200	$26,035	$894,316	$(39,683)	$908,180	$3,479	$911,659
Net income (loss)	—	—	—	—	—	(250,333)	—	(250,333)	13	(250,320)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	615	615	—	615
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(738)	(738)
Issuance of restricted stock	766	766	—	—	(766)	—	—	—	—	—
Restricted stock withheld for taxes	(239)	(239)	—	—	(5,043)	—	—	(5,282)	—	(5,282)
Share-based compensation cost	—	—	—	—	6,197	—	—	6,197	—	6,197
Dividends ($0.5625 per common share)	—	—	—	—	—	(16,106)	—	(16,106)	—	(16,106)
Balance as of May 31, 2024	27,839	$27,839	200	$200	$26,423	$627,877	$(39,068)	$643,271	$2,754	$646,025

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total Radius
Nine Months Ended May 31, 2025	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of September 1, 2024	27,839	$27,839	200	$200	$28,828	$606,417	$(40,172)	$623,112	$2,628	$625,740
Net income (loss)	—	—	—	—	—	(87,114)	—	(87,114)	814	(86,300)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(259)	(259)	—	(259)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(938)	(938)
Issuance of restricted stock	303	303	—	—	(303)	—	—	—	—	—
Restricted stock withheld for taxes	(84)	(84)	—	—	(1,630)	—	—	(1,714)	—	(1,714)
Share-based compensation cost	—	—	—	—	7,974	—	—	7,974	—	7,974
Dividends ($0.5625 per common share)	—	—	—	—	—	(16,390)	—	(16,390)	—	(16,390)
Balance as of May 31, 2025	28,058	$28,058	200	$200	$34,869	$502,913	$(40,431)	$525,609	$2,504	$528,113

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended May 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(86,300)	$(250,320)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Goodwill impairment charges	—	215,941
Other asset impairment charges	440	2,040
Depreciation and amortization	71,749	72,188
Inventory write-downs	92	—
Deferred income taxes	(1,257)	(54,065)
Undistributed equity in earnings of joint ventures	(867)	(1,003)
Share-based compensation expense	7,974	6,197
(Gain) loss on disposal of assets, net	(3,050)	(511)
Other (gain) loss, net	1,387	639
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,742	(4,317)
Inventories	32,487	(46,750)
Income taxes	484	171
Prepaid expenses and other current assets	(1,191)	9,896
Other long-term assets	(5,505)	(5,797)
Operating lease assets and liabilities	175	(440)
Accounts payable	(3,645)	6,819
Accrued payroll and related liabilities	(5,017)	(12,330)
Other accrued liabilities	4,344	2,836
Environmental liabilities	(1,005)	(2,180)
Other long-term liabilities	1,192	1,418
Distributed equity in earnings of joint ventures	2,000	2,350
Net cash provided by (used in) operating activities	21,229	(57,218)
Cash flows from investing activities:
Capital expenditures	(33,653)	(56,258)
Proceeds from insurance and sale of assets	4,581	2,829
Purchase of investments	—	(6,000)
Net cash used in investing activities	(29,072)	(59,429)
Cash flows from financing activities:
Borrowings from long-term debt	611,836	579,500
Repayment of long-term debt	(572,026)	(421,414)
Payment of debt issuance costs	(2,188)	—
Taxes paid related to net share settlement of share-based payment awards	(1,714)	(5,282)
Distributions to noncontrolling interests	(938)	(738)
Dividends paid	(16,488)	(16,306)
Net cash provided by (used in) financing activities	18,482	135,760
Effect of exchange rate changes on cash	23	44
Net change in cash and cash equivalents	10,662	19,157
Cash and cash equivalents as of beginning of period	5,552	6,032
Cash and cash equivalents as of end of period	$16,214	$25,189

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended May 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) during the period for:
Interest	$24,605	$16,793
Income taxes, net	$(27)	$355
Schedule of noncash investing and financing transactions:
Purchases of property, plant and equipment included in liabilities	$3,449	$5,961

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Radius Recycling, Inc. and its majority-owned and wholly-owned subsidiaries (the “Company”) have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q, including Article 10 of Regulation S-X. The accompanying Unaudited Condensed Consolidated Financial Statements are presented in U.S. Dollars. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain prior year amounts have been reclassified to conform with current year presentation. In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement have been included. Management suggests that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024. The results for the three and nine months ended May 31, 2025 and May 31, 2024 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Merger with Toyota Tsusho America, Inc.

On March 13, 2025, the Company, Toyota Tsusho America, Inc., a New York corporation (“TAI”), and TAI Merger Corporation, a Delaware corporation and a wholly owned subsidiary of TAI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger as a wholly owned subsidiary of TAI. The Board of Directors and the shareholders of the Company have approved the Merger Agreement and the transactions contemplated thereby, including the Merger. Refer to Note 13 - Merger with TAI, for more detailed information regarding the Merger.

Cash and Cash Equivalents

Cash and cash equivalents include short-term securities that are not restricted by third parties and have an original maturity date of 90 days or less. Included in accounts payable are book overdrafts representing outstanding payments in excess of funds on deposit of $52 million and $59 million as of May 31, 2025 and August 31, 2024, respectively.

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

Also included in accounts receivable are short-term advances to scrap metal suppliers used as a mechanism to acquire unprocessed scrap metal. The advances are generally repaid with scrap metal, as opposed to cash. Repayments of advances with scrap metal are treated as noncash operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows and totaled $12 million and $9 million for the nine months ended May 31, 2025 and 2024, respectively.

Prepaid Expenses

The Company’s prepaid expenses, reported within prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets, totaled $15 million and $22 million as of May 31, 2025 and August 31, 2024, respectively, and consisted primarily of prepaid services, deposits on capital projects, insurance, and property taxes.

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

Receivables from insurers represent the portion of insured losses expected to be recovered from the Company’s insurers under various insurance policies, or from a Qualified Settlement Fund holding settlement amounts deposited by certain insurers of claims against the Company related to the Portland Harbor Superfund site. The receivables are recorded at an amount not to exceed the recorded loss and only if the terms of legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss by the Company from a Qualified Settlement Fund is probable. Receivables from insurers as of each reporting date relate to environmental claims, workers’ compensation claims, and third-party claims. As of May 31, 2025, receivables from insurers totaled $17 million, including $14 million relating to environmental claims. As of August 31, 2024, receivables from insurers totaled $15 million, including $13 million relating to environmental claims.

Other assets as of May 31, 2025 and August 31, 2024 included $24 million and $18 million, respectively, representing advances to a supplier of metals recycling equipment.

Other assets as of both May 31, 2025 and August 31, 2024 included $6 million related to funding for remediation costs of a legacy environmental matter held in short-term certificates of deposit and is reported within prepaid expenses and other current assets.

Other assets as of May 31, 2025 and August 31, 2024 also included $6 million and $7 million, respectively, of capitalized cloud computing arrangement implementation costs. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. This amortization expense is reported within operating expense, separately from depreciation and amortization expense for property, plant, and equipment and intangible assets as reported on the Unaudited Condensed Consolidated Statements of Cash Flows.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more-likely-than-not, the Company is then required to perform the quantitative impairment test; otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. When performing the quantitative impairment test, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

When the Company performs a quantitative goodwill impairment test, it considers both the income approach and market approach to estimate the fair value of the reporting unit. The determination of fair value involves the use of estimates and assumptions, including regarding revenue growth rates driven by future ferrous and nonferrous commodity price and sales volume expectations, gross margins, selling, general, and administrative expense relative to total revenues, capital expenditures, working capital requirements, discount rate based on a market-based weighted average cost of capital (“WACC”), tax rate, terminal growth rate, benefits associated with a taxable transaction, and synergistic benefits available to market participants. In addition, to corroborate the reporting unit’s income approach valuation, as well as to estimate the fair value of the Company’s other reporting units, including those with no allocated goodwill, the Company uses a market approach based on earnings multiple data, and it performs a reconciliation of its estimate of the aggregate fair value of all reporting units to the Company’s market capitalization, including consideration of a control premium. See Note 3 - Goodwill for further detail including the recognition of a goodwill impairment charge of $216 million during the fiscal quarter ended May 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments. The majority of cash and cash equivalents is maintained with major financial institutions. Balances with these and certain other institutions exceeded the Federal Deposit Insurance Corporation insured amount of $250 thousand as of May 31, 2025. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, credit insurance, letters of credit or other collateral, cash deposits, and monitoring procedures. The Company is exposed to a residual credit risk with respect to open letters of credit by virtue of the possibility of the failure of a bank providing a letter of credit. The counterparties to the Company’s derivative financial instruments are major financial institutions.

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

Note 2 - Inventories

Inventories consisted of the following (in thousands):

	May 31, 2025	August 31, 2024
Processed and unprocessed scrap metal	$123,073	$137,013
Semi-finished goods	12,111	14,846
Finished goods	63,713	72,225
Supplies	74,060	69,848
Inventories	$272,957	$293,932

Note 3 - Goodwill

As of both May 31, 2025 and August 31, 2024, the balance of the Company’s goodwill was $13 million, all of which was allocated to one reporting unit, a recycling services operation. The Company evaluates goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. There were no triggering events identified during the first nine months of fiscal 2025 requiring an interim goodwill impairment test.

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

For the two metals recycling reporting units and the autos reporting unit subject to the quantitative impairment test as of May 1, 2024, the estimated fair value of each reporting unit was less than its carrying amount, resulting in full impairment of the allocated goodwill and an aggregate impairment charge of $216 million. The projections used in the income approach took into consideration, as applicable at the time of the impairment test, the impact of then existing market conditions for ferrous and nonferrous recycled metals and retail auto parts, the cost of obtaining adequate supply flows of scrap metal including end-of-life vehicles, and trends in production and other operating costs. The projections assumed a recovery of operating margins from the levels experienced at the measurement date over a multi-year period. The WACC rate used in the income approach valuation ranged from 14.5% to 15.0%. The terminal growth rate used was 2%. A reporting-unit-specific risk premium was embedded in the WACC to reflect the perceived level of uncertainty inherent in expected future cash flows. As part of the goodwill impairment test, the Company performed a reconciliation of its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium.

The remaining $13 million of goodwill is carried by one reporting unit, a recycling services operation. The Company determined that there was no triggering event for this reporting unit for the third quarter of fiscal 2024.

RADIUS RECYCLING, INC.

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

Changes in the Company’s environmental liabilities for the nine months ended May 31, 2025 were as follows (in thousands):

Balance as of September 1, 2024	Liabilities Established (Released), Net	Payments and Other	Balance as of May 31, 2025	Short-Term	Long-Term
$65,649	$412	$(1,468)	$64,593	$12,993	$51,600

As of May 31, 2025 and August 31, 2024, the Company had environmental liabilities of $65 million and $66 million, respectively, for the potential remediation of locations where it has conducted business or has environmental liabilities from historical or recent activities. These liabilities relate to the investigation and potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. Except for Portland Harbor and certain liabilities discussed under “Other Legacy Environmental Loss Contingencies” below, such liabilities were not individually material at any site.

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

The EPA encouraged PRPs to step forward (individually or in groups) to enter into consent agreements to perform remedial design in various project areas covering Portland Harbor. While certain PRPs executed consent agreements for remedial design work, because of the EPA’s refusal to date to modify the remedy to reflect the most current data on Portland Harbor conditions and because of concerns with the terms of the consent agreement, the Company elected not to enter into a consent agreement. In April 2020, the EPA issued a unilateral administrative order (“UAO”) to the Company and MMGL, LLC (“MMGL”), an unaffiliated company, for the remedial design work in a portion of Portland Harbor designated as the River Mile 3.5 East Project Area. As required by the UAO, the Company notified the EPA of its intent to comply while reserving all of its sufficient cause defenses. Failure to comply with a UAO, without sufficient cause, could subject the Company to significant penalties or treble damages. Pursuant to the optimized remedial design timeline set forth in the UAO, the EPA’s expected schedule for completion of the remedial design work was four years. At the time it issued the UAO in April 2020, the EPA estimated the cost of the work at approximately $4 million. The Company has agreed with the other respondent to the UAO, MMGL, that the Company will lead the performance and be responsible for a portion of the costs of the work for remedial design under the UAO and also entered into an agreement with another PRP pursuant to which such other PRP has agreed to fund a portion of the costs of such work. These agreements are not an allocation of liability or claims associated with Portland Harbor as between the respondents or with respect to any third party. The Company has insurance policies and Qualified Settlement Funds (“QSFs”) pursuant to which the Company is being reimbursed for the costs it has incurred for remedial design. See further discussion of the QSFs below in this Note. As of both May 31, 2025 and August 31, 2024, the Company had insurance and other receivables in the same amount as the environmental reserves for such remedial design work under the UAO. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables. The Company also expects to pursue in the future allocation or contribution from other PRPs for a portion of such remedial design costs. In February 2021, the EPA announced that 100 percent of Portland Harbor’s areas requiring active cleanup are in the remedial design phase of the process.

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

The Company’s environmental liabilities as of each of May 31, 2025 and August 31, 2024 included $5 million relating to the Portland Harbor matters described above.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the remedial action process overseen by the EPA, the Portland Harbor Natural Resource Trustee Council (“Trustee Council”) is assessing natural resource damages at Portland Harbor. In 2008, the Trustee Council invited the Company and other PRPs to participate in funding and implementing the Natural Resource Injury Assessment for Portland Harbor. The Company and other participating PRPs ultimately agreed to fund the first two phases of the three-phase assessment, which included the development of the Natural Resource Damage Assessment Plan (“AP”) and implementation of the AP to develop information sufficient to facilitate early settlements between the Trustee Council and Phase 2 participants and the identification of restoration projects to be funded by the settlements. In late May 2018, the Trustee Council published notice of its intent to proceed with Phase 3, which will involve the full implementation of the AP and the final injury and damage determination. The Company is proceeding with the process established by the Trustee Council regarding early settlements under Phase 2. The Company has established an environmental reserve of approximately $2 million for this alleged natural resource damages liability as it continues to work with the Trustee Council to finalize an early settlement. As of each of May 31, 2025 and August 31, 2024, the Company had a receivable in the same amount as the environmental reserve. See “Other Assets” in Note 1 - Summary of Significant Accounting Policies for further discussion of insurance and other related receivables.

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

The Oregon Department of Environmental Quality is separately providing oversight of investigations and source control activities by the Company at various sites adjacent to Portland Harbor that are focused on controlling any current “uplands” releases of contaminants into the Willamette River. The Company has accrued liabilities for source control and related work at two sites, reflecting estimated costs of primarily investigation and design, which costs have not been material in the aggregate to date. No liabilities have been established in connection with investigations for any other sites because the extent of contamination, required source control work, and the Company’s responsibility for the contamination and source control work, in each case if any, have not yet been determined. The Company believes that, pursuant to its insurance policies and agreements with other third parties, it will be reimbursed for the costs it incurs for required source control evaluation and remediation work; however, the Company’s insurance policies and agreements with other third parties may not cover all the costs which the Company incurs. As of both May 31, 2025 and August 31, 2024, the Company had an insurance receivable in the same amount as the environmental reserve for such source control work.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Legacy Environmental Loss Contingencies

The Company’s environmental loss contingencies as of May 31, 2025 and August 31, 2024, other than Portland Harbor, include actual or possible investigation and remediation costs from historical contamination at sites currently or formerly owned or formerly operated by the Company or at other sites where the Company may have responsibility for such costs due to past disposal or other activities (“legacy environmental loss contingencies”). These legacy environmental loss contingencies relate to the potential remediation of waterways and soil and groundwater contamination and may also involve natural resource damages, governmental fines and penalties, and claims by third parties for personal injury and property damage. The Company has been notified that it is or may be a potentially responsible party at certain of these sites, and investigation and remediation activities are ongoing or may be required in the future. The Company recognizes a liability for such matters when the loss is probable and can be reasonably estimated. When investigation, allocation, and remediation activities are ongoing or where the Company has not yet been identified as having responsibility or the contamination has not yet been identified, it is reasonably possible that the Company may need to recognize additional liabilities in connection with such sites but the Company cannot currently reasonably estimate the possible loss or range of loss absent additional information or developments. Such additional liabilities, individually or in the aggregate, may have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In fiscal 2018, the Company accrued $4 million for the estimated costs related to remediation of shredder residue disposed of in or around the 1970s at third-party sites located near each other. Investigation activities have been conducted under oversight of the applicable state regulatory agency. As of both May 31, 2025 and August 31, 2024, the Company had $5 million accrued for this matter. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such losses are probable and can be reasonably estimated. The Company previously estimated a range of reasonably possible losses related to this matter in excess of current accruals at between zero and $28 million based on a range of remedial alternatives and subject to development and approval by regulators of specific remedy implementation plans. However, subsequent to the development of those remedial alternatives, the Company performed additional investigative activities under new state requirements that are likely to impact the required remedial actions and associated cost estimates, but the scope of such impacts and the amount or the range of the additional associated costs are not reasonably estimable at this time and are subject to further investigation, analysis, and discussion by the Company and regulators. The Company is investigating whether a portion or all of the current and future losses related to this matter, if incurred, are covered by existing insurance coverage or may be offset by contributions from other responsible parties.

In addition, the Company’s loss contingencies as of May 31, 2025 and August 31, 2024 included $1 million and $2 million, respectively, for the estimated costs related to environmental matters in connection with a closed facility owned and previously operated by an indirect, wholly-owned subsidiary, including monitoring and remediation of soil and groundwater conditions and funding for wellhead treatment facilities. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going, and the Company’s subsidiary has also been working with state and local officials with respect to the protection of public and private water supplies. As part of its activities relating to the protection of public water supplies, the Company’s subsidiary agreed to reimburse the municipality for certain studies and plans and to provide funding for the construction and operation by the municipality of wellhead treatment facilities. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of the approved remediation plans for soil and groundwater conditions and completion and operation of the wellhead treatment facilities.

In addition, the Company’s loss contingencies as of each of May 31, 2025 and August 31, 2024 included $10 million for the estimated costs related to remediation of a site, a portion of which was previously leased to and operated by an indirect, wholly-owned subsidiary. In connection with settlement of a lawsuit relating to allocation of the remediation costs, the Company’s subsidiary agreed to perform the remedial action related to metals contamination on the site initially estimated to cost approximately $7.9 million, and another potentially liable party agreed to perform the remedial action related to creosote contamination at the site. As part of the settlement, other potentially liable parties agreed to make payments totaling approximately $7.6 million to fund the remediation of the metals contamination at the site in exchange for a release and indemnity. This amount was fully funded in fiscal 2021. In fiscal 2023, the Company increased its estimate of the cost to perform the remedial action by approximately $3 million. It is reasonably possible that the Company may recognize additional liabilities in connection with this matter at the time such additional losses are probable and can be reasonably estimated. The Company estimates the reasonably possible additional losses associated with this matter to range from zero to $10 million as of May 31, 2025, pending completion, approval, and implementation of the remediation action plan.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company is a PRP related to environmental matters in connection with a facility previously used for disposal of automobile shredder residue by a wholly-owned subsidiary. Investigation and remediation activities have been conducted under the oversight of the applicable state regulatory agency and are on-going. On December 4, 2020, the Company and two other PRPs entered into a final Administrative Order with the state agency, and another PRP was served with a unilateral order. Remediation discussions among the state agency, the Company and other PRPs pursuant to such order are ongoing as of May 2025. It is reasonably possible that the Company may recognize a liability in connection with this matter at the time such losses are probable and can be reasonably estimated. However, the Company cannot reasonably estimate at this time the possible additional loss or range of possible additional losses associated with this matter pending the on-going implementation of remediation plans for soil, groundwater and vapor conditions.

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

Contingencies – Other

On May 6, 2022, The Athletics Investment Group LLC (“A’s”) filed an action in the Superior Court of the State of California, County of Alameda against the Bay Area Air Quality Management District (“BAAQMD”) as Respondent and the Company as Real Party in Interest (the “BAAQMD Case”) alleging that the BAAQMD has failed to properly regulate the Company’s Oakland shredder facility under the federal and California Clean Air Acts and seeking an order requiring the BAAQMD to revoke the Company’s Permit to Operate for the Oakland facility. On June 3, 2022, the BAAQMD removed this action to the United States District Court, Northern District of California where the A’s had previously filed an action against the Company on July 7, 2021 raising substantially similar issues under the federal Clean Air Act’s citizen suit provision alleging violations by the Oakland facility of the federal Clean Air Act and permit conditions and seeking declaratory and injunctive relief (the “CAA Case”). The A’s recently disclosed that they were also seeking up to approximately $183 million in fines in the CAA Case, which claims the Company denies. The Company has vigorously defended and will continue to defend against the claims asserted in the CAA Case, which went to trial on November 12, 2024, with post-trial briefing completed in March 2025. The BAAQMD Case was remanded back to Alameda Superior Court on October 7, 2022, and discovery is proceeding under an Amended Petition.

On June 28, 2024, the Alameda County Criminal Grand Jury returned an indictment against the Company and two operations employees alleging felony and misdemeanor environmental regulatory violations for mishandling hazardous waste, including destruction of evidence, arising from the August 2023 scrap metal fire at the Company’s Oakland, CA facility and the Company’s subsequent shredding of the burned material. The Company disputed the allegations and vigorously defended itself in connection with these allegations. On December 5, 2024, the Company and the individual defendants filed their joint demurrer to the indictment. On May 23, 2025, the Alameda County District Attorney dismissed the case in open court, terminating all charges against all defendants.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax, comprise the following (in thousands):

	Three Months Ended May 31, 2025				Three Months Ended May 31, 2024
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total
Balances - March 1 (Beginning of period)	$(41,633)	$(725)	$(1,173)	$(43,531)	$(37,922)	$(126)	$(1,636)	$(39,684)
Other comprehensive income (loss) before reclassifications	3,013	50	—	3,063	(308)	1,346	—	1,038
Income tax (expense) benefit	—	(11)	—	(11)	—	(303)	—	(303)
Other comprehensive income (loss) before reclassifications, net of tax	3,013	39	—	3,052	(308)	1,043	—	735
Amounts reclassified from accumulated other comprehensive income (loss)	—	26	36	62	—	(344)	191	(153)
Income tax expense (benefit)	—	(6)	(8)	(14)	—	77	(43)	34
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	20	28	48	—	(267)	148	(119)
Net periodic other comprehensive income (loss)	3,013	59	28	3,100	(308)	776	148	616
Balances - May 31, respectively (End of period)	$(38,620)	$(666)	$(1,145)	$(40,431)	$(38,230)	$650	$(1,488)	$(39,068)

	Nine Months Ended May 31, 2025				Nine Months Ended May 31, 2024
	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total	Foreign Currency Translation Adjustments	Cash Flow Hedges, Net	Pension Obligations, Net	Total
Balances - September 1 (Beginning of period)	$(37,678)	$(1,428)	$(1,066)	$(40,172)	$(37,340)	$(304)	$(2,039)	$(39,683)
Other comprehensive income (loss) before reclassifications	(942)	1,140	(210)	(12)	(890)	2,254	178	1,542
Income tax (expense) benefit	—	(257)	47	(210)	—	(507)	(40)	(547)
Other comprehensive income (loss) before reclassifications, net of tax	(942)	883	(163)	(222)	(890)	1,747	138	995
Amounts reclassified from accumulated other comprehensive income (loss)	—	(157)	108	(49)	—	(1,023)	533	(490)
Income tax expense (benefit)	—	36	(24)	12	—	230	(120)	110
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(121)	84	(37)	—	(793)	413	(380)
Net periodic other comprehensive income (loss)	(942)	762	(79)	(259)	(890)	954	551	615
Balances - May 31, respectively (End of period)	$(38,620)	$(666)	$(1,145)	$(40,431)	$(38,230)	$650	$(1,488)	$(39,068)

Reclassifications from accumulated other comprehensive loss to earnings, both individually and in the aggregate, were not material to the impacted captions in the Unaudited Condensed Consolidated Statements of Operations in all periods presented.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Revenue

Disaggregation of Revenues

The table below illustrates the Company’s revenues disaggregated by major product and sales destination (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Major product information:
Ferrous revenues	$320,746	$334,425	$966,805	$999,419
Nonferrous revenues	229,428	184,127	590,489	517,902
Steel revenues(1)	125,935	108,259	331,900	322,511
Retail and other revenues	50,882	47,109	136,842	128,044
Total revenues	$726,991	$673,920	$2,026,036	$1,967,876
Revenues based on sales destination:
Foreign	$340,718	$348,503	$1,032,275	$1,023,799
Domestic	386,273	325,417	993,761	944,077
Total revenues	$726,991	$673,920	$2,026,036	$1,967,876

(1)
Steel revenues include predominantly sales of finished steel products, in addition to sales of semi-finished goods (billets) and steel manufacturing scrap.

Receivables from Contracts with Customers

The revenue accounting standard defines a receivable as an entity’s right to consideration that is unconditional, meaning that only the passage of time is required before payment is due. As of May 31, 2025 and August 31, 2024, receivables from contracts with customers, net of an allowance for credit losses, represented substantially all of total accounts receivable reported in the Unaudited Condensed Consolidated Balance Sheets as of each reporting date.

Contract Liabilities

Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company’s contract liabilities, which consist almost entirely of customer deposits for recycled metal and finished steel sales contracts, are reported within accounts payable in the Unaudited Condensed Consolidated Balance Sheets and totaled $12 million and $10 million as of May 31, 2025 and August 31, 2024, respectively. Unsatisfied performance obligations reflected in these contract liabilities relate to contracts with original expected durations of one year or less and, therefore, are not disclosed. The substantial majority of outstanding contract liabilities are reclassified to revenues within three months of the reporting date as a result of satisfying performance obligations.

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

In fiscal 2023, the Company entered three pay-fixed interest rate swap transactions, each with a different major financial institution counterparty and designated as a cash flow hedge, to hedge the variability in interest cash flows associated with the Company’s variable-rate loans under its bank revolving credit facilities. The interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notional amount. These contracts mature in August 2026. As of both May 31, 2025 and August 31, 2024, the total notional amount of these interest rate swaps was $150 million. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2 of the fair value hierarchy.

The fair value of derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of May 31, 2025 and August 31, 2024 is as follows (in thousands):

	Balance Sheet Location	May 31, 2025	August 31, 2024
Interest rate swap contracts	Other accrued liabilities	$497	$174
Interest rate swap contracts	Other long-term liabilities	$363	$1,667

See Note 5 - Accumulated Other Comprehensive Income (Loss) for tabular presentation of the effects of interest rate swap derivative cash flow hedges on other comprehensive income. All related cash flow hedge amounts reclassified from accumulated other comprehensive income (“AOCI”) were recorded in interest expense on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended May 31, 2025, which reclassified amounts totaled less than $1 million for each period. For the three and nine months ended May 31, 2024, such reclassified amounts totaled less than $1 million and $1 million, respectively. Total interest expense was $9 million and $27 million, respectively, for the third quarter and first nine months of fiscal 2025, compared to $7 million and $18 million, respectively, for the same periods in the prior year. There was no hedge ineffectiveness with respect to the Company’s interest rate swap cash flow hedges for the three and nine months ended May 31, 2025 and 2024.

Note 9 - Income Taxes

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the third quarter and the first nine months of fiscal 2025 was a benefit on pre-tax loss of 2.0% and 0.9%, respectively, compared to 18.3% and 17.6%, respectively, for the comparable prior year periods. The Company’s effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2025 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance including an increase in the Company’s valuation allowance against deferred tax assets in the U.S. tax jurisdiction. For the third quarter and first nine months of fiscal 2024, the Company’s effective tax rate from continuing operations was lower than the U.S. federal statutory rate of 21% primarily due to the effect of permanent differences from non-deductible expenses and the recognition of a valuation allowance against deferred tax assets in the Company’s U.S. federal, state and Canadian tax jurisdictions.

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

The Company files federal and state income tax returns in the U.S. and foreign tax returns in Puerto Rico and Canada. For U.S. federal income tax returns, fiscal years 2022 to 2024 remain subject to examination under the statute of limitations.

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income (loss) per share attributable to Radius shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Income (loss) from continuing operations	$(16,406)	$(198,490)	$(86,300)	$(250,266)
Net (income) loss attributable to noncontrolling interests	(558)	121	(814)	(13)
Income (loss) from continuing operations attributable to Radius shareholders	$(16,964)	$(198,369)	$(87,114)	$(250,279)
Income (loss) from discontinued operations, net of tax	—	(21)	—	(54)
Net income (loss) attributable to Radius shareholders	$(16,964)	$(198,390)	$(87,114)	$(250,333)
Computation of shares:
Weighted average common shares outstanding, basic	28,700	28,479	28,652	28,385
Incremental common shares attributable to dilutive performance share awards, RSUs and DSUs	—	—	—	—
Weighted average common shares outstanding, diluted	28,700	28,479	28,652	28,385

Common stock equivalent shares of 513,938 and 272,997 were considered antidilutive and were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended May 31, 2025, respectively, compared to 632,821 and 368,521 for the three and nine months ended May 31, 2024, respectively.

Note 11 - Related Party Transactions

The Company purchases recycled metal from one of its joint venture operations at prices that approximate fair market value. These purchases totaled $5 million for both the three months ended May 31, 2025 and 2024, and $13 million for both the nine months ended May 31, 2025 and 2024, respectively.

Note 12 - Debt

Debt consisted of the following as of May 31, 2025 and August 31, 2024 (in thousands):

	May 31, 2025	August 31, 2024
Bank revolving credit facilities, interest primarily at SOFR or LIBOR plus a spread	$435,000	$393,612
Finance lease liabilities	7,319	9,042
Other debt obligations	12,094	12,116
Total debt	454,413	414,770
Less current maturities	(5,403)	(5,688)
Debt, net of current maturities	$449,010	$409,082

As of May 31, 2025, the Company’s senior secured revolving credit facilities provided for $800 million and C$15 million in revolving loans maturing in August 2027. The credit facility included a $50 million sublimit for letters of credit, a $25 million sublimit for swing line loans, and a $50 million sublimit for multicurrency borrowings. On June 16, 2025, the Company and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to its Third Amended and Restated Credit Agreement, dated as of April 6, 2016, by and among the Company, as the U.S. Borrower, Schnitzer Steel Canada, Ltd., as the Canadian Borrower, the subsidiaries of the Company party thereto (the “Guarantors”), Bank of America N.A., as administrative agent and the other lenders party thereto (as amended prior to the Sixth Amendment, the “Existing Credit Agreement”, the Existing Credit Agreement, as amended pursuant to the Sixth Amendment, the “Amended Credit Agreement”). The Sixth Amendment makes certain modifications to the Existing Credit Agreement, including amendments that, among other things, reduce the aggregate amount of revolving commitments available under the Amended Credit Agreement from $800 million to $625 million, reduce the sublimit for multicurrency borrowings from $50 million to $39 million, and extend for two additional fiscal quarters the suspension of the maintenance covenant previously requiring compliance with a minimum permitted fixed charge coverage ratio, as described below.

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

As of May 31, 2025 and August 31, 2024, borrowings outstanding under the credit facilities were $435 million and $394 million, respectively. The weighted average interest rate on amounts outstanding under the credit facilities was 7.0% and 8.0% as of May 31, 2025 and August 31, 2024, respectively.

The credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) the Company’s ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of the business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of the subsidiaries to make distributions. The financial covenants under the Amended Credit Agreement include (a) a consolidated fixed charge coverage ratio of no less than 1.50 to 1.00, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges, and (b) a consolidated leverage ratio of no more than 0.55 to 1.00, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. For the fiscal quarters ending May 31, 2024 through May 31, 2026, the consolidated fixed charge coverage ratio has been temporarily replaced with (i) a minimum consolidated interest coverage ratio of 2.00 to 1.00 for the fiscal quarter ending May 31, 2024, and 1.25 to 1.00 for each of the fiscal quarters ending February 28, 2025 and February 28, 2026, and (ii) a minimum consolidated asset coverage ratio of no less than 1.00 to 1.00 for each fiscal quarter through the remaining term of the Amended Credit Agreement. The Company’s obligations under the credit agreement are guaranteed by substantially all of its subsidiaries. The credit facilities and the related guarantees are secured by senior first priority liens on certain of the Company’s and its subsidiaries’ assets, including equipment, inventory, accounts receivable and most other personal property and equity interests held by the Company and the Guarantors in their respective subsidiaries.

As of May 31, 2025, the Company was in compliance with the applicable financial covenants under the Amended Credit Agreement. While the Company expects to remain in compliance with the financial covenants under the credit agreement, the Company may not be able to do so in the event market conditions do not improve, or other factors have a significant adverse impact on its results of operations and financial position. If the Company does not maintain compliance with its financial covenants and is unable to obtain an amendment or waiver from its lenders, a breach of a financial covenant would constitute an event of default and allow the lenders to exercise remedies under the agreements, the most severe of which is the termination of the credit facility under the Amended Credit Agreement and acceleration of the amounts owed under the agreement.

Note 13 - Merger with TAI

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

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock of the Company (“Radius Common Stock”) that is issued and outstanding immediately prior to the Effective Time (other than any shares of Class B common stock of the Company for which dissenters’ rights have been properly exercised and perfected and not withdrawn) will be converted into the right to receive $30.00 in cash (the “Merger Consideration”), without interest, and less any applicable withholding taxes.

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

RADIUS RECYCLING, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 12, 2025, the U.S. Federal Trade Commission notified the Company that early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) was granted, effective immediately.

On June 5, 2025, the Company held a special meeting of shareholders at which holders of the Company’s Class A common stock and Class B common stock, voting together as a single class, approved the Merger Agreement.

The termination of the waiting period under the HSR Act with respect to the Merger and the approval by Radius shareholders of the Merger Agreement satisfy two of the conditions to the closing of the Merger, which remains subject to the satisfaction or waiver of other customary closing conditions set forth in the Merger Agreement, including certain other regulatory approvals.

Subject to the satisfaction of such closing conditions, the Company anticipates the Merger and the other transactions contemplated by the Merger Agreement to close in the second half of calendar year 2025. Following completion of the Merger, the Company’s common stock will no longer be publicly listed.

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

RADIUS RECYCLING, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a discussion of our operations for the three and nine months ended May 31, 2025 and May 31, 2024. The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2024, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

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

Merger with TAI

On March 13, 2025, we entered into a Merger Agreement with Toyota Tsusho America, Inc. (“TAI”), a U.S. subsidiary of Toyota Tsusho Corporation (“TTC”) and TAI Merger Corporation, a wholly owned subsidiary of TAI (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger as a wholly owned subsidiary of TAI. Upon the Effective Time, and as a result of the Merger, each share of Radius Common Stock that is issued and outstanding immediately prior to the Effective Time (other than any shares of Class B common stock of the Company for which dissenters’ rights have been properly exercised and perfected and not withdrawn) will be converted into the right to receive $30.00 in cash without interest, and less any applicable withholding taxes. The transaction has been approved by the Company’s Board of Directors and by its shareholders and is expected to close in the second half of calendar year 2025, with the closing and timing thereof subject to certain customary closing conditions. See Note 13 - Merger with TAI in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information.

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

RADIUS RECYCLING, INC.

Use of Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, liquidity, and capital structure which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and capital structure. For example, we use adjusted EBITDA as one of the measures to compare and evaluate financial performance. Adjusted EBITDA is the sum of our net income before results from discontinued operations, interest expense, income taxes, depreciation and amortization, restructuring charges and other exit-related activities, charges for legacy environmental matters (net of recoveries), amortization of capitalized cloud computing implementation costs, goodwill and other asset impairment charges, business development costs not related to ongoing operations including pre-acquisition and merger expenses, and other items which are not related to underlying business operational performance. See the reconciliations of supplemental financial measures, including adjusted EBITDA, in Non-GAAP Financial Measures at the end of this Item 2.

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

RADIUS RECYCLING, INC.

Financial Highlights of Results of Operations for the Third Quarter of Fiscal 2025

•
Diluted loss per share from continuing operations attributable to Radius shareholders in the third quarter of fiscal 2025 was $(0.59), compared to $(6.97) in the prior year quarter. The prior year quarter included a goodwill impairment charge of $216 million or $(6.21) per share, net of tax.
•
Adjusted diluted loss per share from continuing operations attributable to Radius shareholders in the third quarter of fiscal 2025 was ($0.39), compared to $(0.59) in the prior year quarter.
•
Net loss in the third quarter of fiscal 2025 was $16 million, compared to $199 million in the prior year quarter.
•
Adjusted EBITDA in the third quarter of fiscal 2025 was $22 million, compared to $9 million in the prior year quarter.

Compared to the prior year quarter, the significant improvement in financial performance in the third quarter of fiscal 2025 was primarily driven by stronger market conditions for nonferrous products, higher sales volumes of finished steel products, and the benefits of our productivity improvement initiatives. Sales volumes for our nonferrous products hit the highest quarterly level on record and were 17% higher year-over-year, while average net selling prices were 6% higher compared to the prior year period. Finished steel sales volumes were 20% higher year-over-year, which combined with lower finished steel conversion costs driven by higher mill utilization resulted in higher contribution from finished steel compared to the prior year period. Ferrous market conditions in the third quarter of fiscal 2025 reflected significant volatility and a divergence in foreign and domestic demand, with strength in domestic market conditions offset by weaker export demand which was impacted by a further increase in China’s steel exports year-over-year. Contributions from productivity and cost reduction initiatives implemented throughout fiscal 2024 helped to drive a 9% reduction in selling, general and administrative (“SG&A”) expense year-over-year, or a 17% reduction of adjusted SG&A after excluding primarily merger-related costs.

The following items further highlight selected liquidity and capital structure metrics:

•
For the first nine months of fiscal 2025, net cash provided by operating activities was $21 million, compared to net cash used in operating activities of $57 million in the prior year period.
•
Debt was $454 million as of May 31, 2025, compared to $415 million as of August 31, 2024, as a result of increased borrowings from our credit facilities primarily to fund working capital needs and capital expenditures.
•
Debt, net of cash, was $438 million as of May 31, 2025, compared to $409 million as of August 31, 2024.

See the reconciliations of adjusted diluted earnings per share from continuing operations attributable to Radius shareholders, adjusted EBITDA, adjusted SG&A, and debt, net of cash in Non-GAAP Financial Measures at the end of this Item 2.

RADIUS RECYCLING, INC.

Results of Operations

Selected Financial Measures and Operating Statistics

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands, except for prices and per share amounts)	2025	2024	%	2025	2024	%
Ferrous revenues	$320,746	$334,425	(4)%	$966,805	$999,419	(3)%
Nonferrous revenues	229,428	184,127	25%	590,489	517,902	14%
Steel revenues(1)	125,935	108,259	16%	331,900	322,511	3%
Retail and other revenues	50,882	47,109	8%	136,842	128,044	7%
Total revenues	726,991	673,920	8%	2,026,036	1,967,876	3%
Cost of goods sold	677,444	628,390	8%	1,915,587	1,842,806	4%
Gross margin (total revenues less cost of goods sold)	$49,547	$45,530	9%	$110,449	$125,070	(12)%
Gross margin (%)	6.8%	6.8%	(—)%	5.5%	6.4%	(14)%
Selling, general and administrative expense	$56,350	$62,100	(9)%	$167,977	$187,362	(10)%
Diluted income (loss) per share from continuing operations attributable to Radius shareholders:
Reported	$(0.59)	$(6.97)	(92)%	$(3.04)	$(8.82)	(66)%
Adjusted(2)	$(0.39)	$(0.59)	(34)%	$(2.71)	$(2.28)	19%
Net income (loss)	$(16,406)	$(198,511)	(92)%	$(86,300)	$(250,320)	(66)%
Adjusted EBITDA(2)	$22,014	$8,618	155%	$21,562	$12,475	73%
Average ferrous recycled metal sales prices ($/LT)(3):
Domestic	$377	$341	11%	$355	$357	(1)%
Foreign	$323	$354	(9)%	$328	$364	(10)%
Average	$341	$350	(3)%	$336	$361	(7)%
Ferrous volumes (LT, in thousands):
Domestic(4)	563	528	7%	1,508	1,546	(2)%
Foreign	574	584	(2)%	1,829	1,698	8%
Total ferrous volumes (LT, in thousands)(4)(8)	1,137	1,112	2%	3,337	3,244	3%
Average nonferrous sales price ($/pound)(3)(5)	$1.10	$1.04	6%	$1.05	$0.97	8%
Nonferrous volumes (pounds, in thousands)(4)(5)	215,253	183,230	17%	566,831	541,435	5%
Finished steel average sales price ($/ST)(3)	$787	$817	(4)%	$773	$827	(7)%
Finished steel sales volumes (ST, in thousands)	151	126	20%	407	369	10%
Cars purchased (in thousands)(6)	66	64	3%	182	195	(7)%
Number of auto parts stores at period end	50	50	(—)%	50	50	(—)%
Rolling mill utilization(7)	107%	88%	22%	92%	88%	5%

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
(8)
May not foot due to rounding.

RADIUS RECYCLING, INC.

Revenues

Revenues in the third quarter and first nine months of fiscal 2025 increased 8% and 3%, respectively, compared to the prior year periods. Global nonferrous demand was stronger in the third quarter and first nine months of fiscal 2025, leading to increases in average net selling prices for our nonferrous products of 6% and 8%, respectively, compared to the prior year periods. Our nonferrous sales volumes in the third quarter and first nine months of fiscal 2025 were 17% and 5% higher, respectively, compared to the prior year periods. In the third quarter and first nine months of fiscal 2025, the average net selling prices for our ferrous products decreased 3% and 7%, respectively, compared to the prior year periods, including as a result of continued elevated levels of Chinese steel exports and increased macroeconomic uncertainty. Amid continuing tight supply conditions for scrap metal due to low levels of U.S. manufacturing activity and low end-of-life vehicle turnover, our total ferrous sales volumes in the third quarter and first nine months of fiscal 2025 were 2% and 3% higher, respectively, compared to the prior year periods. Finished steel sales volumes increased 20% and 10% in the third quarter and first nine months of fiscal 2025, respectively, while finished steel average net selling prices were 4% and 7% lower, respectively, compared to the prior year periods.

Operating Performance

Net loss in the third quarter and first nine months of fiscal 2025 was $16 million and $86 million, respectively, compared to $199 million and $250 million, respectively, in the comparable prior year periods. Adjusted EBITDA in both the third quarter and the first nine months of fiscal 2025 was $22 million, compared to $9 million and $12 million, respectively in the corresponding prior year periods. The combination of higher sales volumes and lower finished steel conversion costs driven by higher mill utilization resulted in expanded contribution from finished steel compared to the prior year periods. Ferrous metal spreads decreased compared to the prior year periods, driven primarily by the decrease in average net foreign selling prices for our ferrous products, which slightly more than offset the benefit of higher average net domestic selling prices. Our results in the first nine months of fiscal 2025 also reflected increased contribution from our recycling services operations, higher auto parts retail sales and a $3 million gain on the sale of certain real property assets. The prior year quarter and first nine months included a goodwill impairment charge of $216 million and nonrecurring insurance recovery gains of $7 million and $13 million, respectively, related to the Everett Facility shredder fire, which was fully resolved in fiscal 2024.

In the third quarter and first nine months of fiscal 2025, we benefited from the full quarterly run rate of the savings associated with our productivity and cost reduction measures implemented since the beginning of fiscal 2024. SG&A expense in the third quarter and first nine months of fiscal 2025 decreased 9% and 10%, respectively, compared to the prior year periods reflecting benefits from the cost reduction measures which more than offset the impact of inflation. On an adjusted basis, for the same periods SG&A expense decreased 17% and 13%, respectively, excluding primarily $5 million and $8 million of respective costs associated with the announced merger with TAI.

See the reconciliation of adjusted EBITDA and adjusted SG&A in Non-GAAP Financial Measures at the end of this Item 2.

Interest Expense

Interest expense was $9 million and $27 million, respectively, for the third quarter and first nine months of fiscal 2025, compared to $7 million and $18 million, respectively, for the same periods in the prior year. The increase in interest expense was primarily due to increased average borrowings compared to the prior year periods.

Income Tax

The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2025 was a benefit on pre-tax loss of 2.0% and 0.9%, respectively, compared to 18.3% and 17.6%, respectively, for the comparable prior year periods. Our effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2025 was lower than the U.S. federal statutory rate of 21% primarily due to the aggregate effect of the Company’s financial performance including an increase in our valuation allowance against deferred tax assets in the U.S. tax jurisdiction. For the third quarter and first nine months of fiscal 2024, our effective tax rate from continuing operations was lower than the U.S. federal statutory rate of 21% primarily due to the effect of permanent differences from non-deductible expenses and the recognition of a valuation allowance against deferred tax assets in our U.S. federal, state and Canadian tax jurisdictions.

Liquidity and Capital Resources

We rely on cash provided by operating activities as a primary source of liquidity, supplemented by current cash on hand and borrowings under our existing credit facilities.

RADIUS RECYCLING, INC.

Sources and Uses of Cash

We had cash balances of $16 million and $6 million as of May 31, 2025 and August 31, 2024, respectively. Cash balances are intended to be used primarily for working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. We use excess cash on hand to reduce amounts outstanding under our credit facilities. As of May 31, 2025, debt was $454 million compared to $415 million as of August 31, 2024, and debt, net of cash, was $438 million as of May 31, 2025, compared to $409 million as of August 31, 2024. The increase in debt was primarily due to increased borrowings from our credit facilities mainly to fund working capital needs and capital expenditures. See the reconciliation of debt, net of cash, in Non-GAAP Financial Measures at the end of this Item 2.

Operating Activities

Net cash provided by operating activities in the first nine months of fiscal 2025 was $21 million, compared to net cash used in operating activities of $57 million in the first nine months of fiscal 2024.

Sources of cash in the first nine months of fiscal 2025 included a $32 million decrease in inventories primarily due to timing of purchases and sales and a $7 million decrease in accounts receivable primarily due to the timing of sales and collections and the impact of changes in product selling prices. Uses of cash in the first nine months of fiscal 2025 included a $6 million increase in other assets primarily relating to the payment of advances to a supplier of metals recycling equipment.

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

Investing Activities

Net cash used in investing activities was $29 million in the first nine months of fiscal 2025, compared to $59 million in the first nine months of fiscal 2024.

Cash used in investing activities in the first nine months of fiscal 2025 included capital expenditures of $34 million to upgrade our equipment and infrastructure and for investments in advanced metals recovery technology, information technology systems, and environmental and safety-related assets, compared to $56 million in the prior year period.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2025 was $18 million, compared to $136 million in the first nine months of fiscal 2024.

Cash flows from financing activities in the first nine months of fiscal 2025 included $40 million in net borrowings of debt, compared to $158 million in the prior year period (refer to Non-GAAP Financial Measures at the end of this Item 2). Uses of cash in the first nine months of fiscal 2025 and 2024 included $16 million in each period for the payment of dividends.

Debt

As of May 31, 2025, our senior secured revolving credit facilities provided for revolving loans of $800 million and C$15 million, which mature in August 2027. On June 16, 2025, we and certain of our subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to our Third Amended and Restated Credit Agreement, dated as of April 6, 2016, by and among the Company, as the U.S. Borrower, Schnitzer Steel Canada, Ltd., as the Canadian Borrower, the subsidiaries of the Company party thereto (the “Guarantors”), Bank of America N.A., as administrative agent and the other lenders party thereto (as amended prior to the Sixth Amendment, the “Existing Credit Agreement”, the Existing Credit Agreement, as amended pursuant to the Sixth Amendment, the “Amended Credit Agreement”). The Sixth Amendment makes certain modifications to the Existing Credit Agreement, including amendments that, among other things, reduce the aggregate amount of revolving commitments available under the Amended Credit Agreement from $800 million to $625 million, and extend for two additional fiscal quarters the suspension of the maintenance covenant previously requiring compliance with a minimum permitted fixed charge coverage ratio, as described below.

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

We had borrowings outstanding under our credit facilities of $435 million as of May 31, 2025 and $394 million as of August 31, 2024. The weighted average interest rate on amounts outstanding under our credit facilities was 7.0% and 8.0% as of May 31, 2025 and August 31, 2024, respectively.

We use the credit facilities to fund working capital, capital expenditures, dividends, share repurchases, investments, and acquisitions. Our credit agreement contains various representations and warranties, events of default, and financial and other customary covenants which limit (subject to certain exceptions) our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, and sales of assets, make distributions and other restricted payments, change the nature of our business, engage in transactions with affiliates, and enter into restrictive agreements, including agreements that restrict the ability of our subsidiaries to make distributions. The financial covenants under the Amended Credit Agreement include (a) a consolidated fixed charge coverage ratio of no less than 1.50 to 1.00, defined as the four-quarter rolling sum of consolidated EBITDA less defined maintenance capital expenditures and certain environmental expenditures divided by consolidated fixed charges, and (b) a consolidated leverage ratio of no more than 0.55 to 1.00, defined as consolidated funded indebtedness divided by the sum of consolidated net worth and consolidated funded indebtedness. For the fiscal quarters ending May 31, 2024 through May 31, 2026, the consolidated fixed charge coverage ratio has been temporarily replaced with (i) a minimum consolidated interest coverage ratio of 2.00 to 1.00 for the fiscal quarter ending May 31, 2024, and 1.25 to 1.00 for each of the fiscal quarters ending February 28, 2025 and February 28, 2026, and (ii) a minimum consolidated asset coverage ratio of no less than 1.00 to 1.00 for each fiscal quarter end through the remaining term of the Amended Credit Agreement.

As of May 31, 2025, we were in compliance with the applicable financial covenants under our Amended Credit Agreement. The consolidated asset coverage ratio was required to be no less than 1.00 to 1.00 and was 1.13 to 1.00 as of May 31, 2025. The consolidated leverage ratio was required to be no more than 0.55 to 1.00 and was 0.46 to 1.00 as of May 31, 2025.

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

Other debt obligations, which totaled $12 million as of each of May 31, 2025 and August 31, 2024, respectively, primarily relate to equipment purchases, the contract consideration for which includes an obligation to make future monthly payments to the vendor in the form of licensing fees. For accounting purposes, such obligations are treated as a partial financing of the purchase price by the equipment vendor. Monthly payments commence when the equipment is placed in service and achieves specified minimum operating metrics, with payments continuing for a period of four years thereafter.

RADIUS RECYCLING, INC.

Capital Expenditures

Capital expenditures totaled $34 million for the first nine months of fiscal 2025, compared to $56 million for the prior year period. We currently plan to invest approximately $60 million in capital expenditures in fiscal 2025. These capital expenditures include investments in growth, including new nonferrous processing technologies, and to support volume initiatives as well as post-acquisition and other growth projects, and investments to upgrade our equipment, infrastructure, and information technology systems, and for environmental and safety-related assets, using cash generated from operations and available credit facilities. Supply chain disruptions have contributed to some delays in construction activities and equipment deliveries related to our capital projects, and to the time required to obtain permits from government agencies, resulting in the deferral of certain capital expenditures. Given the continually evolving nature of such disruptions and other factors impacting the timing of project completion, the extent to which forecasted capital expenditures could be deferred is uncertain.

Environmental Compliance

Building on our commitment to recycling and operating our business in an environmentally responsible manner, we continue to invest in facilities that improve our environmental presence in the communities in which we operate. As part of our capital expenditures discussed in the prior paragraph, we invested approximately $14 million in capital expenditures for environmental projects in the first nine months of fiscal 2025, and we currently plan to invest up to $20 million for such projects in fiscal 2025. These projects include investments in equipment to ensure ongoing compliance with air quality and other environmental regulations and storm water systems.

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

Dividends

On April 4, 2025, our Board of Directors declared a dividend for the third quarter of fiscal 2025 of $0.1875 per common share, which equates to an annual cash dividend of $0.75 per common share. The dividend was paid on May 5, 2025.

Share Repurchase Program

As of May 31, 2025, pursuant to our board-authorized share repurchase programs, we had remaining authorization to repurchase up to 2.8 million shares of our Class A common stock when we deem such repurchases to be appropriate. We may repurchase our common stock for a variety of reasons, such as to optimize our capital structure and to offset dilution related to share-based compensation arrangements. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans, and the market price of our stock. We did not repurchase any of our common stock during the third quarter of fiscal 2025. The repurchase of shares of our Class A common stock is restricted under the terms of the Merger Agreement. As a result, we do not anticipate repurchases of shares of our Class A common stock during the pendency of the Merger.

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

We maintain stand-by letters of credit to provide support for certain obligations, including workers’ compensation and performance bonds. As of May 31, 2025, we had $9 million outstanding under these arrangements.

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

The following is a reconciliation of debt, net of cash (in thousands):

	May 31, 2025	August 31, 2024
Short-term borrowings	$5,403	$5,688
Long-term debt, net of current maturities	449,010	409,082
Total debt	454,413	414,770
Less cash and cash equivalents	16,214	5,552
Total debt, net of cash	$438,199	$409,218

Net borrowings (repayments) of debt

Net borrowings (repayments) of debt is the sum of borrowings from long-term debt and repayments of long-term debt. We present this amount as the net change in our borrowings (repayments) for the period because we believe it is useful for investors as a meaningful presentation of the change in debt.

The following is a reconciliation of net borrowings (repayments) of debt (in thousands):

	Nine Months Ended May 31,
	2025	2024
Borrowings from long-term debt	$611,836	$579,500
Repayments of long-term debt	(572,026)	(421,414)
Net borrowings (repayments) of debt	$39,810	$158,086

RADIUS RECYCLING, INC.

Adjusted EBITDA, adjusted selling, general, and administrative expense, adjusted loss from continuing operations attributable to Radius shareholders, and adjusted diluted (loss) earnings per share from continuing operations attributable to Radius shareholders

Management believes that providing these non-GAAP financial measures adds a meaningful presentation of our results from business operations excluding adjustments for restructuring charges and other exit-related activities, goodwill and other asset impairment charges, amortization of capitalized cloud computing implementation costs, charges for legacy environmental matters (net of recoveries), business development costs not related to ongoing operations including pre-acquisition and merger expenses, and the income tax benefit allocated to these adjustments, items which are not related to underlying business operational performance, and improves the period-to-period comparability of our results from business operations.

Following are reconciliations of net loss to adjusted EBITDA and adjusted selling, general, and administrative expense (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Reconciliation of adjusted EBITDA:
Net income (loss)	$(16,406)	$(198,511)	$(86,300)	$(250,320)
Loss from discontinued operations, net of tax	—	21	—	54
Interest expense	9,131	7,368	26,764	17,981
Income tax expense (benefit)	(328)	(44,551)	(814)	(53,526)
Depreciation and amortization	23,683	24,406	71,749	72,188
Business development costs	5,034	55	7,585	285
Restructuring charges and other exit-related activities	375	3,275	3,694	6,485
Other asset impairment charges	256	73	440	2,040
Amortization of cloud computing software costs(1)	236	237	739	564
Charges (recoveries) for legacy environmental matters, net(2)	33	304	(2,295)	783
Goodwill impairment charges	—	215,941	—	215,941
Adjusted EBITDA	$22,014	$8,618	$21,562	$12,475

Selling, general and administrative expense:
As reported	$56,350	$62,100	$167,977	$187,362
Business development costs	(5,034)	(55)	(7,585)	(285)
(Charges) recoveries for legacy environmental matters, net(2)	(33)	(304)	2,295	(783)
Adjusted	$51,283	$61,741	$162,687	$186,294

(1)
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

RADIUS RECYCLING, INC.

Following are reconciliations of adjusted net loss from continuing operations attributable to Radius shareholders and adjusted diluted loss per share from continuing operations attributable to Radius shareholders (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Income (loss) from continuing operations attributable to Radius shareholders:
As reported	$(16,964)	$(198,369)	$(87,114)	$(250,279)
Business development costs	5,034	55	7,585	285
Restructuring charges and other exit-related activities	375	3,275	3,694	6,485
Other asset impairment charges	256	73	440	2,040
Charges (recoveries) for legacy environmental matters, net(1)	33	304	(2,295)	783
Goodwill impairment charges	—	215,941	—	215,941
Income tax expense (benefit) allocated to adjustments(2)	121	(38,204)	18	(39,880)
Adjusted	$(11,145)	$(16,925)	$(77,672)	$(64,625)

Diluted income (loss) per share from continuing operations attributable to Radius shareholders:
As reported	$(0.59)	$(6.97)	$(3.04)	$(8.82)
Business development costs, per share	0.18	—	0.26	0.01
Restructuring charges and other exit-related activities, per share	0.01	0.11	0.13	0.23
Other asset impairment charges, per share	0.01	—	0.02	0.07
Charges (recoveries) for legacy environmental matters, net, per share(1)	—	0.01	(0.08)	0.03
Goodwill impairment charges, per share	—	7.58	—	7.61
Income tax expense (benefit) allocated to adjustments, per share(2)	—	(1.34)	—	(1.40)
Adjusted(3)	$(0.39)	$(0.59)	$(2.71)	$(2.28)

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

RADIUS RECYCLING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metals, including scrap metal, finished steel products, auto bodies and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions as well as other factors including political and military events. We respond to increases and decreases in forward selling prices by adjusting purchase prices. We actively manage our exposure to commodity price risk and monitor the actual and expected spread between forward selling prices and purchase costs and processing and shipping expense. Sales contracts are based on prices negotiated with our customers, and generally orders are placed 30 to 60 days ahead of the shipment date. However, financial results may be negatively impacted when forward selling prices fall more quickly than we can adjust purchase prices or when customers fail to meet their contractual obligations. We assess the net realizable value of inventory (“NRV”) each quarter based upon contracted sales orders and estimated future selling prices. Based on contracted sales and estimates of future selling prices, a 10% decrease in the estimated selling price of inventory would not have had a material NRV impact as of May 31, 2025.

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

As of May 31, 2025 and August 31, 2024, 24% and 28%, respectively, of our accounts receivable balance was covered by letters of credit, and the amount of past due receivables was not material.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk, mainly associated with sales transactions and related accounts receivable denominated in the U.S. Dollar by our Canadian subsidiary with a functional currency of the Canadian Dollar.

RADIUS RECYCLING, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended August 31, 2024, except for the changes disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

RADIUS RECYCLING, INC.
(Registrant)

Date:	July 1, 2025	By:	/s/ Tamara L. Lundgren
Tamara L. Lundgren
Chairman, President and Chief Executive Officer

Date:	July 1, 2025	By:	/s/ Stefano R. Gaggini
Stefano R. Gaggini
Senior Vice President and Chief Financial Officer